Form 10-Q
period 1996-09-30
AMERICAN MEDIA OPERATIONS INC
filed 1996-11-12
CIK 853927

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q

                                   ---------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996     Commission file number
                                                           1-11112


                        AMERICAN MEDIA OPERATIONS, INC.
           (Exact name of the registrant as specified in its charter)




              Delaware                                        59-2094424
    (State or other jurisdiction of                          (IRS Employer
    incorporation or organization)                        Identification No.)



    600 South East Coast Avenue, Lantana
                  Florida                                       33462
    (Address of principal executive offices)                  (Zip Code)





        Registrant's telephone number, including area code (561)540-1000

                                   ---------

America Media Operations, Inc. (1) HAS FILED all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months, and (2) HAS BEEN subject to such filing requirements for the past 90 days.


As of November 7, 1996 (the latest practicable date) there were 7,507 common shares outstanding.


===============================================================================

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                Pages (s)
                                                                ---------

PART I.   FINANCIAL INFORMATION:

            Consolidated Balance Sheets.......................      3

            Consolidated Statements of Operations.............      4

            Consolidated Statements of Cash Flows.............      5

            Notes to Consolidated Financial Statements........    6 - 7


          Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......    8 - 11


PART II.  OTHER INFORMATION...................................      12

SIGNATURE.....................................................      13

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      AS OF SEPTEMBER 30 AND MARCH 25, 1996
                      (IN 000'S, EXCEPT SHARE INFORMATION)




                          ASSETS                SEPTEMBER 30       MARCH 25
                                                ------------       --------
                                                 (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                       $  5,885         $  4,643
  Receivables, net                                   7,917            5,405
  Inventories                                       11,369           14,526
  Prepaid expenses and other                         2,595            3,974
                                                  --------         --------
          Total current assets                      27,766           28,548
                                                  --------         --------

DUE FROM PARENT COMPANY                                967              617
                                                  --------         --------


PROPERTY AND EQUIPMENT, at cost:
  Land and improvements                              2,111            2,111
  Buildings                                          1,928            1,928
  Machinery, fixtures and equipment                 14,385           11,781
  Display racks                                     18,437           18,424
                                                  --------         --------
                                                    36,861           34,244
  Less - accumulated depreciation                  (13,619)         (12,981)
                                                  --------         --------
                                                    23,242           21,263
                                                  --------         --------



DEFERRED DEBT COSTS, net                            12,209           13,811
                                                  --------         --------


GOODWILL, net of accumulated amortization
  of $103,707 and $96,130                          501,544          509,121
                                                  --------         --------


OTHER INTANGIBLES, net of accumulated
   amortization of $36,886 and $33,926             111,114          114,074
                                                  --------         --------

                                                  --------         --------
                                                  $676,842         $687,434
                                                  ========         ========


    LIABILITIES AND STOCKHOLDER'S EQUITY        SEPTEMBER 30       MARCH 25
                                                ------------       --------
                                                 (UNAUDITED)
CURRENT LIABILITIES:
  Current maturities of term loan                 $  39,368        $  34,744
  10.09% Zero Coupon Notes Due 1997                  15,018             --
  Accounts payable                                   12,062           18,049
  Accrued expenses                                   15,976           14,537
  Accrued interest                                   13,710           12,178
  Accrued and current deferred income taxes          10,349            9,093
  Deferred revenues                                  26,040           30,506
                                                   --------         --------
          Total current liabilities                 132,523          119,107
                                                   --------         --------


TERM LOAN AND REVOLVING CREDIT
  COMMITMENT, net of current portion                295,072          309,756
                                                   --------         --------


SUBORDINATED INDEBTEDNESS:
  11.63% Senior Subordinated Notes Due 2004         200,000          200,000
  10.09% Zero Coupon Notes Due 1997                      --           14,272
  10.38% Senior Subordinated Notes Due 2002             134              134
                                                   --------         --------
                                                    200,134          214,406
                                                   --------         --------

DEFERRED INCOME TAXES                                 7,756            7,923
                                                   --------         --------

COMMITMENTS AND CONTINGENCIES (NOTE 5)


STOCKHOLDER'S EQUITY:
  Common stock, $.20 par value; 10,000
   shares authorized, 7,507 shares
   issued and outstanding                                 2                2
  Additional paid-in capital                         26,290           26,290
  Retained earnings                                  15,065            9,950
                                                   --------         --------
TOTAL STOCKHOLDER'S EQUITY                           41,357           36,242
                                                   --------         --------
                                                   $676,842         $687,434
                                                   ========         ========


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN 000'S)



                                                         FISCAL QUARTER ENDED                        TWO FISCAL QUARTERS ENDED
                                             ----------------------------------------       ----------------------------------------

                                             SEPTEMBER 30, 1996    SEPTEMBER 25, 1995       SEPTEMBER 30, 1996    SEPTEMBER 25, 1995
                                             ------------------    ------------------       ------------------    ------------------
                                                                                                 (27 weeks)            (26 weeks)
OPERATING REVENUES:
  Circulation                                           $67,717               $66,561                $136,840              $130,530
  Advertising                                             6,018                 5,569                  13,077                11,592
  Other                                                   4,382                 3,591                   8,049                 7,055
                                                        -------               -------                --------              --------
                                                         78,117                75,721                 157,966               149,177
                                                        -------               -------                --------              --------
OPERATING EXPENSES:
  Editorial                                               6,688                 6,778                  13,714                13,832
  Production                                             19,770                20,980                  42,398                41,320
  Distribution, circulation and
    other cost of sales                                  14,121                12,914                  28,918                26,801
  General, administrative and
    other operating expenses                              7,817                 6,396                  14,660                12,315
  Television advertising                                    323                 1,375                     729                 3,000
  Depreciation and amortization                           7,183                 7,262                  14,376                16,103
                                                        -------               -------                --------              --------
                                                         55,902                55,705                 114,795               113,371
                                                        -------               -------                --------              --------

          Operating Income                               22,215                20,016                  43,171                35,806

INTEREST EXPENSE                                        (14,029)              (14,252)                (29,204)              (28,504)
OTHER EXPENSE, net                                         (577)                 (197)                 (1,008)                 (675)
                                                        -------               -------                --------              --------
                                                        (14,606)              (14,449)                (30,212)              (29,179)

  Income before provision for income taxes                7,609                 5,567                  12,959                 6,627

PROVISION FOR INCOME TAXES                                4,330                 3,537                   7,844                 5,391
                                                        -------               -------                --------              --------
       Net income                                       $ 3,279               $ 2,030                $  5,115              $  1,236
                                                        =======               =======                ========              ========





The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE TWO FISCAL QUARTERS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 25, 1995
                                   (IN 000'S)



                                                                  SEPTEMBER 30,1996     SEPTEMBER 25,1995
                                                                  -----------------     -----------------
                                                                     (27 WEEKS)           (26 WEEKS)
Cash Flows from Operating Activities:
 Net income                                                            $ 5,115               $ 1,236
                                                                       -------               -------
Adjustments to reconcile net income to
 net cash provided from (used in) operating activities-
    Depreciation and amortization                                       14,376                16,103
    Deferred debt cost amortization                                      1,602                 1,537
    Senior subordinated discount note accretion                            746                   651
    Decrease (increase) in-
       Receivables, net                                                 (2,862)               (4,326)
       Inventories                                                       3,157                   380
       Prepaid expenses and other                                        1,379                 2,570
    Increase (decrease) in-
       Accounts payable                                                 (5,987)               (1,320)
       Accrued expenses                                                  2,971                (1,862)
       Accrued and deferred income taxes                                 1,089                   287
       Deferred revenues                                                (4,466)               (5,417)
                                                                       -------               -------
        Total adjustments                                               12,005                 8,603
                                                                       -------               -------

    Net cash provided from operating activities                         17,120                 9,839
                                                                       -------               -------

Cash Flows from Investing Activities:
 Capital expenditures                                                   (3,581)               (5,294)
 Acquisition of business                                                (2,237)                   --
 Payments on note receivable                                                --                 1,492
                                                                       -------               -------
    Net cash used in investing activities                               (5,818)               (3,802)
                                                                       -------               -------

Cash Flows from Financing Activities:
  Loan and revolving credit commitment principal repayments            (40,060)              (50,250)
  Proceeds from term loan and revolving credit commitment               30,000                44,000
  Repayment of senior subordinated indebtedness                             --                   (22)
                                                                       -------               -------
    Net cash used in financing activities                              (10,060)               (6,272)
                                                                       -------               -------

Net Increase (Decrease) in Cash and Cash Equivalents                     1,242                  (235)

Cash and Cash Equivalents at Beginning of Period                         4,643                 6,297
                                                                       -------               -------

Cash and Cash Equivalents at End of Period                             $ 5,885               $ 6,062
                                                                       =======               =======

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for -
  Income taxes                                                         $ 5,429               $    --
  Interest                                                              25,307                26,146


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                         (000'S OMITTED IN ALL TABLES)
                                  (UNAUDITED)

(1)    BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Media Operations Inc., (together with its wholly-owned subsidiaries, the "Company") for the fiscal year ended March 25, 1996. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the fiscal periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997.

The two fiscal quarters ended September 30, 1996 includes 27 weeks compared to 26 weeks in the same prior year fiscal period which ended on September 25, 1995.

(2)  INVENTORIES:

Inventories are generally stated at the lower of cost or market. The Company uses the last-in, first out (LIFO) cost method of valuing its inventories. If the first-in, first-out (FIFO) cost method of valuation, which approximates market value, had been used, inventories would have been approximately $889,000 and $2,928,000 higher than the amounts reported in the accompanying consolidated balance sheets as of September 30 and March 25, 1996, respectively. Inventories are comprised of the following as of September 30 and March 25, 1996:

                                                       Sept. 30      March 25
                                                       --------      --------
        Raw materials -- newsprint................      $ 7,598       $10,403
        Finished product -- newsprint, pro-
          duction and distribution costs of
          future issues..........................         3,771         4,123
                                                        -------       -------
                                                        $11,369       $14,526
                                                        =======       =======

(3)   INCOME TAXES:

The Company files a consolidated Federal income tax return with its parent company, American Media, Inc. and calculates its income taxes on a seperate return basis. Income taxes have been provided based upon the Company's anticipated annual income tax rate.

(4)  CREDIT AGREEMENT:

As of September 30, 1996, the Company had $334.4 million in loans outstanding with its bank syndicate led by Chase Manhattan Bank (formerly "Chemical Bank"), as agent, (the "Credit Agreement") including $10.0 million borrowed under the Credit Agreement's $75 million revolving credit commitment.

As of September 30, 1996, the Company's effective interest rate on borrowings under the Credit Agreement was 8.0%. The effective interest rate for borrowings under the Credit Agreement averaged 8.0% for the fiscal quarter ended September 30, 1996 as compared to 8.5% on borrowings for the fiscal quarter ended September 25, 1995. For the two fiscal quarters ended September 30,1996, the effective interest rate was 7.9% as compared to 8.4% for the same prior year period.

(5)   LITIGATION:

Various suits and claims arising in the ordinary course of business have been instituted against the Company. The Company has various insurance policies available to recover potential legal costs incurred by it. The Company periodically evaluates and assesses the risks and uncertainties associated with said litigation independent from those associated with its potential claim for recovery from third party insurance carriers. At present, in the opinion of management, after consultation with legal counsel, the liability resulting from said litigation, if any, will not have a material effect on the Company's consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had cash and cash equivalents of $5.9 million compared to $4.6 million at March 25, 1996. The Company's primary sources of liquidity are cash generated from operations and amounts available under the Company's $75 million revolving credit commitment.

As of September 30, 1996, the Company had a working capital deficit of $104.8 million. The Company believes that working capital, as traditionally defined, is not the best measurement of its liquidity position. The Company's business generates large amounts of cash, which typically is applied to reduce long-term debt. The Company's working capital deficits result principally from:

       > The Company's policy of using available cash to reduce borrowings which are recorded as non-current liabilities, thereby reducing current assets without a corresponding reduction in current liabilities;

       > The Company's minimal accounts receivable level relative to revenues, as most of the Company's sales revenues are received from national distributors as cash advances based on estimated single copy sales; and

       > Accounting for deferred revenues as a current liability. Deferred revenues are comprised of deferred subscriptions, advertising and single copy revenues and represent payments received in advance of the period in which the related revenues will be recognized.

The Company expects to continue to repay long-term debt with excess cash. Management believes that cash provided by operations will be adequate to meet its operating liquidity requirements, including all required payments of principal and interest, and is not aware of any commitment which would require unusual amounts of cash or which would change or otherwise restrict the Company's currently available capital resources. In addition, the Company does not intend to pay any cash dividends on its common stock in the foreseeable future. As of September 30, 1996, $10.0 million was borrowed under the Company's revolving credit commitment.

RESULTS OF OPERATIONS

Fiscal Quarter Ended September 30, 1996 vs Fiscal Quarter Ended September 25,
1995

Total revenues of $78,117,000 for the current fiscal quarter ended September 30, 1996 increased by $2,396,000 or 3.2% from the comparable prior fiscal year quarter.


Circulation revenues (which includes all single copy and subscription sales) of $67,717,000 increased $1,156,000 or 1.7% from the comparable prior year quarter due primarily to an 18.1% increase in SOAP OPERA MAGAZINE single copy unit sales in the current fiscal quarter. The $.10 per copy increases in cover price for NATIONAL ENQUIRER and STAR, which became effective with the July 23, 1996 issues have largely offset single copy unit sales declines from the comparable prior year quarter of 6.9% and 11.3%, respectively. Compared to the fiscal quarter ended July 1, 1996 NATIONAL ENQUIRER single copy unit sales were lower by 1.6% while STAR increased 4.0%. Single copy revenues from WEEKLY WORLD NEWS and COUNTRY WEEKLY were lower as single copy unit sales declined 12.7% and 7.8%, respectively, when compared to the same prior year quarter. Compared to the fiscal quarter ended July 1, 1996 WEEKLY WORLD NEWS and COUNTRY WEEKLY single copy unit sales increased by 3.2% and 1.9%, respectively.

Subscription revenues of $9,515,000 increased $388,000 or 4.3% over the comparable prior year quarter as a result of 46% increase in subscription unit sales generated by Country Weekly.

Advertising revenues of $6,018,000 increased $449,000 or 8.1% compared to the prior year quarter reflecting higher advertising revenues for each of the Company's publications.

Total operating expenses of $55,902,000 increased $197,000 or less than 1% compared to the same prior year quarter. Production costs decreased by $1,210,000 reflecting recent declines in the market prices for paper. Distribution, circulation and other cost of sales together with general and administrative expenses increased by a combined total of $2,719,000 reflecting, primarily, costs associated with the Company's expansion of its in-store merchandising and data retrieval services to third-party clients. Television advertising expense was lower by $1,052,000 as the Company did not repeat the prior year quarter's national television advertising campaigns for National Enquirer and Star.

Interest expense decreased $223,000 to $14,029,000 from $14,252,000 in the comparable prior year quarter reflecting a decrease in average debt outstanding as well as lower average interest rates.

The Company's effective income tax rate for the current fiscal quarter and the same prior year period exceeded the statutory federal income tax rate of 35% as a result of the effect of goodwill amortization which is not deductible for income tax reporting purposes.

Two Fiscal Quarters Ended September 30, 1996 vs
Two Fiscal Quarters Ended September 25, 1995

Total revenues of $157,966,000 for the current two fiscal quarters ended September 30, 1996 increased by $8,789,000 or 5.9% from the comparable prior year period. The current two fiscal quarters includes 27 weeks as compared to 26 weeks in the same prior year period.

Circulation revenues (which includes all single copy and subscription sales) of $136,840,000 increased $6,310,000 or 4.8% from the comparable prior year period due primarily to one additional issue for each publication in the current two fiscal quarters. The $.10 per copy increases in cover price for NATIONAL ENQUIRER and STAR, which became effective with the July 23, 1996 issues, have partially offset single copy unit sales declines from the comparable prior year two quarters of 4.1% and 11.9%, respectively. SOAP OPERA MAGAZINE single copy revenue was higher as average weekly single copy unit sales increased by approximately 14.8% when compared to the same prior year period. Although WEEKLY WORLD NEWS and COUNTRY WEEKLY average weekly sales declined 9.2% and 3.1%, respectively, when compared to the same prior year period their single copy revenues were favorably impacted by cover price increases.

Subscription revenues of $20,220,000 increased $1,713,000 or 9.3% over the comparable prior year two quarters as a result of one additional issue for each publication and higher levels of subscriptions generated by Country Weekly in the current two fiscal quarters.

Advertising revenues of $13,077,000 increased $1,485,000 or 12.8% compared to the two prior year quarters. On an equivalent number of issues basis, advertising revenues increased by approximately $1,001,000 or 8.6% reflecting, higher advertising revenues for each of the Company's publications.

On an equivalent number of issues basis and excluding television advertising and depreciation and amortization, operating expenses for the current two fiscal quarters increased by $1,730,000 or 1.8%. Production costs decreased on an equivalent basis by $492,000 reflecting recent declines in the market prices for paper. Distribution, circulation and other cost of sales together with general and administrative expenses increased by a combined equivalent total of $2,848,000 reflecting, primarily, costs associated with the Company's expansion of its in-store merchandising and data retrieval services to third-party clients. Television advertising expense was lower by $2,271,000 as the Company did not repeat the prior year period's national television advertising campaigns for National Enquirer and Star. Depreciation and amortization expense decreased as the amortization of an intangible asset with a 5-year life was completed in June 1995.

Interest expense increased $700,000 to $29,204,000 from $28,504,000 in the comparable prior year two quarters, reflecting, primarily, an additional week's interest in the current two fiscal quarters.

The Company's effective income tax rate for the current two fiscal quarters and the same prior year period exceeded the statutory federal income tax rate of 35% as a result of the effect of goodwill amortization which is not deductible for income tax reporting purposes.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
During the fiscal quarter ended September 30, 1996, the Company filed no reports on Form 8-K.


Exhibits - 27 - Financial Data Schedule (for SEC use only).

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   American Media Operations, Inc.
                                   -------------------------------
                                   Registrant



November 7, 1996                   By: /s/ Richard W. Pickert
----------------                       -----------------------
Date                                   Richard W. Pickert
                                       Senior Vice President
                                       Chief Financial Officer