Form 10-Q
period 1996-12-30
AMERICAN MEDIA OPERATIONS INC
filed 1997-02-07
CIK 853927

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON D.C. 20549

                                  FORM 10-Q

                                  ---------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period                         Commission file number 1-11112
ended December 30, 1996



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

                                ---------------

America Media Operations, Inc. (1) HAS FILED all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceeding 12 months, and (2) HAS BEEN subject to such filing requirements for the past 90 days.


As of February 3, 1997 (the latest practicable date) there were 7,507 common shares outstanding.


================================================================================

              AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

                             INDEX TO FORM 10-Q





                                                                Pages (s)
                                                                ---------
PART I.   FINANCIAL INFORMATION:

               Consolidated Balance Sheets.......................    3

               Consolidated Statements of Operations.............    4

               Consolidated Statements of Cash Flows.............    5

               Notes to Consolidated Financial Statements........  6 - 7


          Management's Discussion and Analysis of
          Financial Condition and Results of Operations..........  8 - 11


PART II.  OTHER INFORMATION......................................    12


SIGNATURE........................................................    13


                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      AS OF DECEMBER 30 AND MARCH 25, 1996
                      (IN 000'S, EXCEPT SHARE INFORMATION)



                         ASSETS         December 30  March 25        LIABILITIES AND STOCKHOLDER'S EQUITY      December 30  March 25
                                        -----------  --------                                                  -----------  --------
                                        (Unaudited)                                                            (Unaudited)
CURRENT ASSETS:                                                 CURRENT LIABILITIES:
  Cash and cash equivalents               $  8,392   $  4,643     Current maturities of term loan                $ 39,368   $ 34,744
  Receivables, net                           5,239      5,405     10.09% Zero Coupon Notes Due 1997                15,390
  Inventories                                9,122     14,526     Accounts payable                                 15,606     18,049
  Prepaid expenses and other                 2,899      3,974     Accrued expenses                                 17,180     14,537
                                          --------   --------     Accrued interest                                  7,804     12,178
          Total current assets              25,652     28,548     Accrued and current deferred income taxes         9,948      9,093
                                          --------   --------     Deferred revenues                                27,944     30,506
                                                                                                                 --------   --------
                                                                      Total current liabilities                   133,240    119,107
DUE FROM PARENT COMPANY                        984        617                                                    --------   --------
                                          --------   --------



PROPERTY AND EQUIPMENT, at cost:                                TERM LOAN AND REVOLVING CREDIT
  Land and improvements                      2,111      2,111     COMMITMENT, net of current portion              285,072    309,756
  Buildings                                  1,928      1,928                                                    --------   --------
  Machinery, fixtures and equipment         15,544     11,781
  Display racks                             19,225     18,424
                                          --------   --------
                                            38,808     34,244
  Less - accumulated depreciation          (14,665)   (12,981)  SUBORDINATED INDEBTEDNESS:
                                          --------   --------     11.63% Senior Subordinated Notes Due 2004       200,000    200,000
                                            24,143     21,263     10.09% Zero Coupon Notes Due 1997                           14,272
                                          --------   --------     10.38% Senior Subordinated Notes Due 2002           134        134
                                                                                                                 --------   --------
                                                                                                                  200,134    214,406
                                                                                                                 --------   --------

                                                                DEFERRED INCOME TAXES                               7,672      7,923
DEFERRED DEBT COSTS, net                    11,731     13,811                                                    --------   --------
                                          --------   --------
                                                                COMMITMENTS AND CONTINGENCIES (NOTE 5)


GOODWILL, net of accumulated amortization                       STOCKHOLDER'S EQUITY:
  of $107,496 and $96,130                  497,755    509,121     Common stock, $.20 par value; 10,000
                                          --------   --------      shares authorized, 7,507 shares
                                                                   issued and outstanding                               2          2
                                                                  Additional paid-in capital                       26,290     26,290
                                                                  Retained earnings                                17,489      9,950
OTHER INTANGIBLES, net of accumulated                                                                            --------   --------
   amortization of $38,366 and $33,926     109,634    114,074   TOTAL STOCKHOLDER'S EQUITY                         43,781     36,242
                                          --------   --------                                                    --------   --------

                                          --------   --------                                                    --------   --------
                                          $669,899   $687,434                                                    $669,899   $687,434
                                          ========   ========                                                    ========   ========



 The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN 000's)


                                                       Fiscal Quarter Ended                     Three Fiscal Quarters Ended
                                           -----------------------------------------     ----------------------------------------
                                           December 30, 1996       December 25, 1995     December 30, 1996      December 25, 1995
                                           -----------------       -----------------     -----------------      -----------------
                                                                                                (40 Weeks)             (39 Weeks)
OPERATING REVENUES:
  Circulation                                       $ 66,393                $ 63,378             $203,233               $193,908
  Advertising                                          5,691                   6,012               18,768                 17,604
  Other                                                5,446                   3,714               13,495                 10,769
                                                    --------                --------             --------               --------
                                                      77,530                  73,104              235,496                222,281
                                                    --------                --------             --------               --------

OPERATING EXPENSES:
  Editorial                                            6,894                   7,097               20,608                 20,929
  Production                                          19,368                  21,346               61,766                 62,666
  Distribution, circulation and
    other cost of sales                               15,476                  13,335               44,394                 40,136
  Selling, general and
    administrative expenses                            7,846                   6,496               22,506                 18,811
  Television advertising                                 313                   1,556                1,042                  4,556
  Depreciation and amortization                        7,422                   7,136               21,798                 23,239
                                                    --------                --------             --------               --------
                                                      57,319                  56,966              172,114                170,337
                                                    --------                --------             --------               --------

          Operating Income                            20,211                  16,138               63,382                 51,944

INTEREST EXPENSE                                     (13,626)                (14,175)             (42,830)               (42,679)
OTHER EXPENSE, net                                      (409)                   (220)              (1,417)                  (895)
                                                    --------                --------             --------               --------
                                                     (14,035)                (14,395)             (44,247)               (43,574)

  Income before provision for income taxes             6,176                   1,743               19,135                  8,370

PROVISION FOR INCOME TAXES                             3,752                   2,118               11,596                  7,509
                                                    --------                --------             --------               --------
       Net income (loss)                            $  2,424                $   (375)            $  7,539               $    861
                                                    ========                ========             ========               ========


 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THREE FISCAL QUARTERS ENDED DECEMBER 30, 1996 AND DECEMBER 25, 1995
                                   (IN 000'S)


                                                                    December 30,1996              December 25,1995
                                                                    ----------------              ----------------
                                                                       (40 Weeks)                    (39 Weeks)
Cash Flows from Operating Activities:
 Net income                                                                 $ 7,539                      $   861
Adjustments to reconcile net income to                                      -------                      -------
 net cash provided from operating activities-
   Depreciation and amortization                                             21,798                       23,239
   Deferred debt cost amortization                                            2,380                        2,302
   Senior subordinated discount note accretion                                1,118                          988
   Decrease (increase), net of amounts acquired in-
       Receivables, net                                                          45                          601
       Inventories                                                            5,404                       (1,835)
       Prepaid expenses and other                                             1,193                        3,722
   Increase (decrease), net of amounts assumed in-
       Accounts payable                                                      (2,472)                         910
       Accrued expenses                                                      (2,419)                      (7,994)
       Accrued and deferred income taxes                                        604                           12
       Deferred revenues                                                     (2,562)                      (4,322)
                                                                            -------                      -------
         Total adjustments                                                   25,089                       17,623
                                                                            -------                      -------

     Net cash provided from operating activities                             32,628                       18,484
                                                                            -------                      -------

Cash Flows from Investing Activities:
 Capital expenditures                                                        (6,282)                      (6,978)
 Acquisition of business                                                     (2,237)                          --
 Payments on note receivable                                                     --                        1,492
                                                                            -------                      -------
     Net cash used in investing activities                                   (8,519)                      (5,486)
                                                                            -------                      -------
Cash Flows from Financing Activities:
 Loan and revolving credit commitment principal repayments                  (66,060)                     (63,250)
 Proceeds from term loan and revolving credit commitment                     46,000                       50,000
 Repayment of senior subordinated indebtedness                                   --                          (22)
 Payment of deferred debt costs                                                (300)                        (300)
                                                                            -------                      -------
     Net cash used in financing activities                                  (20,360)                     (13,572)
                                                                            -------                      -------

Net Increase (Decrease) in Cash and Cash Equivalents                          3,749                         (574)

Cash and Cash Equivalents at Beginning of Period                              4,643                        6,297
                                                                            -------                      -------

Cash and Cash Equivalents at End of Period                                  $ 8,392                      $ 5,723
                                                                            =======                      =======
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for -
  Income taxes                                                              $ 9,608                      $ 2,377
  Interest                                                                   43,644                       46,135


  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 30, 1996
                        (000'S OMITTED IN ALL TABLES)
                                 (UNAUDITED)

(1)    BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Media Operations, Inc., (together with its wholly-owned subsidiaries, the "Company") for the fiscal year ended March 25, 1996. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the fiscal periods ended December 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997.

The three fiscal quarters ended December 30, 1996 includes 40 weeks compared to 39 weeks in the same prior year fiscal period which ended on December 25, 1995.

(2)  INVENTORIES:

Inventories are generally stated at the lower of cost or market. The Company uses the last-in, first out (LIFO) cost method of valuing its inventories. If the first-in, first-out (FIFO) cost method of valuation, which approximates market value, had been used, inventories would have been approximately $859,000 and $2,928,000 higher than the amounts reported in the accompanying consolidated balance sheets as of December 30 and March 25, 1996, respectively. Inventories are comprised of the following as of December 30 and March 25, 1996:

                                                       Dec. 30         March 25
                                                       -------         --------
        Raw materials -- newsprint................      $5,417          $10,403
        Finished product -- newsprint, pro-
          duction and distribution costs of
          future issues...........................       3,705            4,123
                                                        ------          -------
                                                        $9,122          $14,526
                                                        ======          =======


(3)   INCOME TAXES:

The Company files a consolidated Federal income tax return with its parent company, American Media, Inc. and calculates its income taxes on a seperate return basis. Income taxes have been provided based upon the Company's anticipated annual income tax rate.

(4)  CREDIT AGREEMENT:

As of December 30, 1996, the Company had $324.4 million in loans outstanding with its bank syndicate led by Chase Manhattan Bank (formerly "Chemical Bank"), as agent, (the "Credit Agreement"). No amounts were borrowed under the Credit Agreement's $75 million revolving credit commitment.

As of December 30, 1996, the Company's effective interest rate on borrowings under the Credit Agreement was 7.6%. The effective interest rate for borrowings under the Credit Agreement averaged 7.9% for the fiscal quarter ended December 30, 1996 as compared to 8.5% on borrowings for the fiscal quarter ended December 25, 1995. For the three fiscal quarters ended December 30, 1996, the effective interest rate was 7.9% as compared to 8.5% for the same prior year period.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 30, 1996, the Company had cash and cash equivalents of $8.4 million compared to $4.6 million at March 25, 1996. The Company's primary sources of liquidity are cash generated from operations and amounts available under the Company's $75 million revolving credit commitment.

As of December 30, 1996, the Company had a working capital deficit of $107.6 million. The Company believes that working capital, as traditionally defined, is not the best measurement of its liquidity position. The Company's business generates large amounts of cash, which typically is applied to reduce long-term debt. The Company's working capital deficits result principally from:

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

The Company expects to continue to repay long-term debt with excess cash. Management believes that cash provided by operations will be adequate to meet its operating liquidity requirements, including all required payments of principal and interest, and is not aware of any commitment which would require unusual amounts of cash or which would change or otherwise restrict the Company's currently available capital resources. In addition, the Company does not intend to pay any cash dividends on its common stock in the foreseeable future. As of December 30, 1996, no amounts were borrowed under the Company's revolving credit commitment.

RESULTS OF OPERATIONS

Fiscal Quarter Ended December 30, 1996 vs Fiscal Quarter Ended December 25, 1995

Total revenues of $77,530,000 for the current fiscal quarter ended December 30, 1996 increased by $4,426,000 or 6.1% from the comparable prior fiscal year quarter.

Circulation revenues (which includes all single copy and subscription sales) of $66,393,000 increased $3,015,000 or 4.8% from the comparable prior year quarter due primarily to the $.10 per copy increases in cover price for National Enquirer and Star, which became effective with the July 23, 1996 issues. The price increases offset single copy unit sales declines from the comparable prior year quarter of 5.8% and 7.1% for National Enquirer and Star, respectively. Single copy revenues from Weekly World News were lower as single copy unit sales declined 6.8% when compared to the same prior year period. Compared to the fiscal quarter ended December 25, 1995 Soap Opera Magazine and Country Weekly single copy unit sales increased by 10.5% and 4.7%, respectively.

Subscription revenues of $9,558,000 increased $325,000 or 3.5% over the comparable prior year quarter as a result of 25% increase in subscription unit sales generated by Country Weekly.

Advertising revenues of $5,691,000 decreased $320,000 or 5.3% compared to the prior year quarter reflecting primarily the effect of fewer pages of advertising in Star.

Total operating expenses of $57,319,000 increased $353,000 or less than 1% compared to the same prior year quarter. Production costs decreased by $1,978,000 reflecting recent declines in the market prices for paper. Distribution, circulation and other cost of sales together with selling, general and administrative expenses increased by a combined total of $3,491,000 reflecting, primarily, costs associated with the Company's expansion of its in-store merchandising and data retrieval services to third-party clients. Television advertising expense was lower by $1,243,000 as the Company did not repeat the prior year quarter's national television advertising campaigns for National Enquirer and Star.

Interest expense decreased $549,000 to $13,626,000 from $14,175,000 in the comparable prior year quarter reflecting a decrease in the average balance of debt outstanding as well as lower average interest rates.

The Company's effective income tax rate for the current fiscal quarter and the same prior year period exceeded the statutory federal income tax rate of 35% as a result of the effect of goodwill amortization which is not deductible for income tax reporting purposes.

Three Fiscal Quarters Ended December 30, 1996 vs
Three Fiscal Quarters Ended December 25, 1995

Total revenues of $235,496,000 for the current three fiscal quarters ended December 30, 1996 increased by $13,215,000 or 5.9% from the comparable prior year period. The current three fiscal quarters includes 40 weeks as compared to 39 weeks in the same prior year period.

Circulation revenues (which includes all single copy and subscription sales) of $203,233,000 increased $9,325,000 or 4.8% from the comparable prior year period due primarily to one additional issue for each publication in the current three fiscal quarters. The $.10 per copy increases in cover price for National Enquirer and Star, which became effective with the July 23, 1996 issues, have partially offset single copy unit sales declines from the comparable prior year three quarters of 4.6% and 10.4%, respectively. Soap Opera Magazine single copy revenue was higher as average weekly single copy unit sales increased by approximately 13.3% when compared to the same prior year period. Although Weekly World News and Country Weekly average weekly sales declined 8.4% and .6%, respectively, when compared to the same prior year period their single copy revenues were favorably impacted by cover price increases.

Subscription revenues of $29,778,000 increased $2,039,000 or 7.4% over the comparable prior year three quarters as a result of one additional issue for each publication and higher levels of subscriptions generated by Country Weekly and Soap Opera Magazine in the current three fiscal quarters.

Advertising revenues of $18,768,000 increased $1,164,000 or 6.6% compared to the three prior year quarters. On an equivalent number of issues basis, advertising revenues increased by approximately $695,000 or 3.9% reflecting, higher advertising revenues for each of the Company's publications, excluding Star.

On an equivalent number of issues basis and excluding television advertising and depreciation and amortization, operating expenses for the current three fiscal quarters increased by $3,000,000 or 2.1%. Production costs decreased on an equivalent basis by $2,444,000 reflecting recent declines in the market prices for paper. Distribution, circulation and other cost of sales together with selling, general and administrative expenses increased by a combined equivalent total of $6,281,000 reflecting, primarily, costs associated with the Company's expansion of its in-store merchandising and data retrieval services to third-party clients. Television advertising expense was lower by $3,514,000 as the Company did not repeat the prior year period's national television advertising campaigns for National Enquirer and Star. Depreciation and amortization expense decreased as the amortization of an intangible asset with a 5-year life was completed in June 1995.

Interest expense increased $151,000 to $42,830,000 from $42,679,000 in the comparable prior year three quarters, reflecting, primarily, an additional week's interest in the current three fiscal quarters offset by decreases in both the average balance of debt outstanding and average interest rates.

The Company's effective income tax rate for the current three fiscal quarters and the same prior year period exceeded the statutory federal income tax rate of 35% as a result of the effect of goodwill amortization which is not deductible for income tax reporting purposes.

Part II.     Other Information

Item 6.  Exhibits and Reports on Form 8-K
During the fiscal quarter ended December 30, 1996, the Company filed no reports on Form 8-K.

Exhibit 27      Financial Data Schedule (for SEC use only)

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        American Media Operations, Inc.
                                        Registrant



February 7, 1997                        By: /s/ Richard W. Pickert
----------------                            -------------------------
Date                                        Richard W. Pickert
                                            Senior Vice President
                                            Chief Financial Officer