Form 10-K
period 1997-03-31
AMERICAN MEDIA OPERATIONS INC
filed 1997-06-20
CIK 853927

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                               ------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE
                  OCTOBER 7, 1996)
                  FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ________TO________

                         COMMISSION FILE NUMBER 1-11112

                        AMERICAN MEDIA OPERATIONS, INC.
           (Exact name of the registrant as specified in its charter)

                  DELAWARE                                      59-2094424
       (State or other jurisdiction of                         (IRS Employee
       incorporation or organization)                       Identification No.)

   600 EAST COAST AVENUE, LANTANA, FLORIDA                      33464-0002
  (Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code:  (561) 540-1000

          Securities registered pursuant to Section 12(b) of the Act:
                   11.625% SENIOR SUBORDINATED NOTES DUE 2004

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     American Media Operations, Inc. (1) HAS FILED all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) HAS BEEN subject to such filing requirements for the past 90 days.

     The aggregate market value of the voting stock held by non-affiliates as of June 17, 1997 was $0.

     As of June 17, 1997 there were issued and outstanding 7,507.6 shares of the registrant's common stock, $.20 par value, all of which were held, beneficially and of record, by American Media, Inc.

     American Media Operations, Inc. meets the conditions set forth under General Instruction J(1)(a) and (b) and is therefore filing this Form with reduced disclosure.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     American Media Operations, Inc. ("Operations") operates through its subsidiaries (together, the "Company") as a leading publisher in the field of personality journalism. The Company publishes National Enquirer, Star, Weekly World News, Soap Opera Magazine, Country Weekly and Soap Opera News, with a current aggregate weekly circulation in excess of 6 million copies. National Enquirer and Star have the second and third largest single copy circulation, respectively, of any weekly periodical. The Company derives over 86% of its revenues from circulation, predominantly single copy sales in supermarkets and other retail outlets, and the remainder from advertising and other sources. Operations' subsidiary, Distribution Services, Inc. ("DSI"), markets the Company's periodicals, as well as those of its client publishers, in approximately 175,000 locations in the United States and Canada, representing, in the opinion of management, virtually complete coverage of traditional periodical distribution outlets. In addition, DSI provides merchandising and information gathering services for non-publisher third parties.

     The Company's management strategy is to enhance revenues by raising the cover prices of its publications, expanding advertising sales, introducing new products and making acquisitions while at the same time reducing costs through measures such as increasing printing and distribution efficiencies and consolidating support functions. Consistent with this strategy, in fiscal 1997 the Company increased the cover prices of several of its publications, launched a new weekly publication, Soap Opera News, and acquired a controlling interest in Frontline Marketing, Inc. ("Frontline") an in-store advertising company.

     The Company has explored and continues to explore other selected acquisition opportunities in areas related to its existing businesses. Any significant acquisitions would be subject to the covenants contained in the credit agreement dated November 10, 1994 among the Company, certain banks named therein (the "Banks") including The Chase Manhattan Bank, as Agent bank, (as amended from time to time, the "Credit Agreement") and indenture (the "Indenture") relating to the Company's 11 5/8% Senior Subordinated Notes due 2004. See Notes 5 and 6 of Notes to Consolidated Financial Statements.

     The Company's business also includes licensing of its trademarks and copyrighted materials for television and video programming as well as syndicating its published material. The registered trademarks owned by the Company include "National Enquirer", a "Star" design, "Weekly World News", "Soap Opera Magazine", "Country Weekly" and "The Untold Story", and the Company has pending trademarks for "Enquiring Minds" and "Enquiring Minds Want to Know", among others. The Company considers its trademarks important to its business.

     Operations was incorporated under the laws of Delaware in February 1981 and is a wholly-owned subsidiary of American Media, Inc., ("Media"). The Company conducts all of Media's operations and represents substantially all of Media's assets. The Company's headquarters and principal executive offices are located at 600 East Coast Avenue, Lantana, Florida 33464-0002 and the telephone number is (561) 540-1000.

THE PUBLICATIONS

     The Company currently publishes six weekly periodicals:

          National Enquirer, whose predecessors date back to 1926, is a general interest, tabloid format periodical with an editorial content devoted to celebrity features, human interest stories and service articles covering topics such as health, food and household affairs.

          Star, which commenced publication in 1974, is a celebrity news-driven periodical with a strong emphasis on news of television performers and the lives of the rich and famous. Star complements this focus with human interest stories of ordinary people thrust into the limelight by extraordinary circumstances. Every issue also includes a variety of service features, such as food, fashion, health, fitness and parenting.

          WEEKLY WORLD NEWS, which commenced publication in 1979, is a black and white tabloid devoted to entertaining and unusual stories. The editorial content of Weekly World News is derived principally from rewritten stories and purchased photographs from agencies and periodicals around the world.

          SOAP OPERA MAGAZINE, which commenced publication in 1991, provides in-depth coverage of the ten network daytime soap opera programs including summaries of current story lines, exclusive interviews and extensive photo coverage of soap opera stars.

          COUNTRY WEEKLY, launched in April 1994, presents all aspects of country music, lifestyles, events and personalities.

          SOAP OPERA NEWS, the Company's newest magazine having been launched in March 1997, is a digest-sized publication covering all aspects of daytime television's soap opera programming including news, features and behind the scene stories about the shows and stars.

     The following table provides information reflecting a typical weekly issue for each of the publications:

                                                                      NEWSSTAND PRICE
                                                                          PER COPY           FULL PRICE
                           NUMBER OF    NUMBER OF                  ----------------------   SUBSCRIPTION
                             PAGES     COLOR PAGES   % EDITORIAL   UNITED STATES   CANADA    $ PER COPY
                           ---------   -----------   -----------   -------------   ------   ------------
National Enquirer........      48           30           70%           $1.39       $1.69       $0.92
Star.....................      48           30           78             1.39        1.69        0.92
Weekly World News........      48        n/a             76             1.25        1.35        0.67
Soap Opera Magazine......      52           52           86             1.59        1.89        0.92
Country Weekly...........      60           60           86             1.69        1.99        0.89
Soap Opera News..........     132          132           95             1.49        1.79        1.30

     Each of the publications, excluding Soap Opera News, periodically publishes expanded issues in place of its regular weekly issue. Depending on the publication, expanded issues typically include 24 to 32 additional pages with domestic cover prices of $2.49 for National Enquirer, Star, Soap Opera Magazine and Country Weekly and $1.95 for Weekly World News. Expanded issues may include an additional focus on particular topics of interest such as fashion, horoscope, artist awards, important celebrities and unusual occurrences in addition to the standard editorial content of a regular weekly issue.

     Also, on certain occasions special issues are published by National Enquirer and Star in addition to their regular weekly issues. Special issues, which are kept on sale for periods of two to three weeks, are typically 76 pages in length and have a domestic cover price of $2.50. Similar to an expanded issue, a special issue focuses on a particular topic of interest to its readers; however it excludes the editorial features normally found in either an expanded issue or a regular weekly issue. The Company plans to publish 24 expanded issues in fiscal 1998 and may offer special issues should opportunities arise. A table showing the number of expanded and special issues for the past three fiscal years follows:

                                              1997                 1996                 1995
                                       ------------------   ------------------   ------------------
                                       EXPANDED   SPECIAL   EXPANDED   SPECIAL   EXPANDED   SPECIAL
                                       --------   -------   --------   -------   --------   -------
National Enquirer....................     4          --       --           2       --           2
Star.................................     4          --        1           1       --           3
Weekly World News....................     5         n/a        3         n/a        1         n/a
Soap Opera Magazine..................     4         n/a        1         n/a        1         n/a
Country Weekly.......................     4         n/a        4         n/a        1         n/a

     In fiscal 1996, the Company also began publishing pocket-sized books under the name Micro Mags which cover such topics as diets, horoscopes, health and psychic phenomena, among others. The current cover price of the Micro Mags is $1.39. The Company plans to publish 8 releases in fiscal 1998, each with 4 titles.

OVERSEAS DISTRIBUTION AND FOREIGN OPERATIONS

     The Company distributes both weekly and special issues of National Enquirer and Weekly World News in the United Kingdom, Europe and, to a minor extent, Asia. For fiscal 1997, combined average weekly foreign circulation (excluding Canada) was approximately 137,000 copies as compared to 122,000 in fiscal 1996. The revenues, operating profit and identifiable assets attributable to those markets are not material for any of the last three fiscal years.

EDITORIAL

     The editorial departments of the publications are independent operating entities and have different reporting structures. The editorial groups for NATIONAL ENQUIRER, WEEKLY WORLD NEWS and COUNTRY WEEKLY are based in Lantana, Florida, while editorial offices for STAR, SOAP OPERA MAGAZINE and SOAP OPERA NEWS are based in Tarrytown, New York.

     The editorial news gathering operations of NATIONAL ENQUIRER are conducted by 6 article editors who, together with their staff reporters in Lantana and Los Angeles, are responsible for developing stories. Under the supervision of an Editor, Executive Editor and Managing Editor, the stories flow from the articles editors to the writers and layout desks. A separate photo department is responsible for obtaining the pictures to be placed in the publication.

     The full time staff of approximately 70 is complemented by a network of more than 1,000 freelance reporters and other contributors who serve as story idea sources, information sources, reporters and photographers. Stories are rewritten in NATIONAL ENQUIRER style by a highly skilled team of writers. In addition, NATIONAL ENQUIRER has a separate research department consisting of eight employees, whose function is to provide fact checking for stories and to assist the editorial staff with original research.

     STAR'S reporters, based in Los Angeles, Washington and New York and on assignment, report to a central news editor who is flanked by a photo editor with a worldwide network of photographers. The news and photo desks channel stories and pictures to the Executive Editor and the Editor-in-Chief, who decide on direction, scale and placement, and then brief the production team, consisting of the art desk and the copy desk.

     STAR'S editorial staff consists of approximately 60 full-time employees and a freelance and editorial contributor network of approximately 150 persons. Fact checking for Star is accomplished by the editorial desks and a separate library staff assists with research for various stories.

     The editorial staffs of WEEKLY WORLD NEWS, SOAP OPERA MAGAZINE, COUNTRY WEEKLY AND SOAP OPERA NEWS are comprised of approximately 16, 20, 25 and 26 persons, respectively, managed by each publication's editor.

     Each of the Company's publications uses graphic display computers to configure story layouts while editors determine the final text and perform a last review for accuracy. Once finalized, the completed issues are digitally transmitted to printing plants for printing.

     In addition to its editorial staff, each publication pays outside sources for story ideas, for information regarding "breaking stories" that is proved to be genuine and for exclusive stories regarding celebrities. The Company also pays free-lance photographers and free-lance reporters for their investigative journalism.

     Multiple sources as well as documentation are sought for all stories that are potentially controversial or subject to dispute. In addition, the Company retains special libel counsel to review, prior to publication, all sensitive stories and celebrity news and photos. Before publishing book excerpts, the Company generally obtains indemnification from the publisher, author and/or agent concerning publication rights and defamation.

CIRCULATION

     The Company's publications derive a major portion of their revenues from circulation, as opposed to advertising. More than 86% of the Company's consolidated revenue for fiscal 1997 was derived from circulation. Approximately 85% of its circulation revenue was generated by single copy sales and the remainder by subscriptions.

     CIRCULATION STRATEGY AND PRICING. The Company's strategy is to optimize circulation revenues and operating cash flow, as opposed to the unit sales of its publications. The Company believes that the single copy and subscription sales of its publications are not materially sensitive to moderate, periodic price increases, and that there is flexibility to increase both the cover and subscription prices. This belief is based on the price/circulation history of the publications and the pricing history of competing publications relative to the pricing history of the Company's titles.

     CIRCULATION TRENDS. The following table sets forth average weekly single copy and total unit sales of the Company's publications (excluding special issues) for the past three fiscal years (in thousands):

                                               1997             1996             1995
                                          --------------   --------------   --------------
                                          SINGLE           SINGLE           SINGLE
                                           COPY    TOTAL    COPY    TOTAL    COPY    TOTAL
                                          ------   -----   ------   -----   ------   -----
National Enquirer.......................  2,104    2,543   2,150    2,604   2,512    2,993
Star....................................  1,858    2,212   2,025    2,397   2,268    2,672
Weekly World News.......................    409      431     438      459     490      510
Soap Opera Magazine.....................    268      330     240      284     272      310
Country Weekly..........................    219      389     215      333     225      290

     Canadian sales during fiscal 1997 represented less than 10% of each publication's average weekly unit sales.

     Management believes declines in single copy circulation of NATIONAL ENQUIRER, STAR and WEEKLY WORLD NEWS resulted in part from increased competition from other publications and forms of media such as television and radio programs concentrating more heavily on celebrity news. See "Competition". In addition, a portion of such declines are due to the Company's strategy of optimizing circulation revenues and operating cash flows as opposed to maximizing unit sales.

     All of the Company's publications are sold with full return privileges. Copies not sold are returned to the wholesalers for destruction. The Company periodically audits the return procedures of its wholesalers.

SUBSCRIPTIONS

     Consistent with its strategy with respect to single copy circulation the Company's strategy with respect to subscriptions seeks to optimize subscription revenues and profitability as opposed to subscription unit sales. The Company accomplishes this strategy by focusing primarily on direct-to-publisher subscriptions, however, it also offers agency-sold discounted subscriptions when it believes that such sales will result in economically beneficial levels of full-price renewal subscriptions. All of the Company's publications except WEEKLY WORLD NEWS offer agency-sold subscriptions.

     Subscription copies are delivered as second class mail. Subscription fulfillment is performed by an unaffiliated company which charges a fee for its services.

     Renewal rates for the Company's publications (exclusive of subscriptions sold by direct mail agents) were 80% for NATIONAL ENQUIRER, 79% for STAR, 64% for WEEKLY WORLD NEWS, 64% for SOAP OPERA MAGAZINE and 63% for COUNTRY WEEKLY for subscriptions which expired during the first six months of the 1996 calendar year. Average weekly subscription unit sales for the past three fiscal years were as follows (in thousands):

                                                              1997    1996    1995
                                                              ----    ----    ----
National Enquirer...........................................  439     454     481
Star........................................................  354     372     404
Weekly World News...........................................   22      21      20
Soap Opera Magazine.........................................   62      44      38
Country Weekly..............................................  170     118      65

     Subscription unit sales declines for NATIONAL ENQUIRER and STAR are attributable to the same competitive factors as previously described for single copy unit sales declines.

     Each of the Company's publications sells both paid-in-advance and billed subscriptions for 52-week periods. Subscriptions of 16 to 26 weeks, depending upon the publication, are also available. Renewals are promoted through a series of mailings and, in some cases, a telephone call to the subscriber. In addition, subscriptions may be promoted through ads in sister publications.

ADVERTISING REVENUES

     The Company maintains advertising sales offices in New York City, Chicago, Los Angeles and Lantana that solicit advertisements for its publications. The following table shows advertising revenues generated by publication for the past three fiscal years (in millions):

                                                              1997     1996     1995
                                                              -----    -----    -----
National Enquirer...........................................  $13.5    $13.0    $14.9
Star........................................................    7.6      7.8     10.0
Weekly World News...........................................    1.4      1.2      1.2
Soap Opera Magazine.........................................    0.5      0.4      0.2
Country Weekly..............................................    1.3      0.9      0.7
                                                              -----    -----    -----
                                                              $24.3    $23.3    $27.0
                                                              =====    =====    =====

     The following table sets forth advertising revenues by category and as a percent of total advertising revenues for the past five fiscal years (dollars in millions):

                                             TOTAL       NATIONAL      MAIL ORDER     CLASSIFIED
                                          ADVERTISING   -----------    -----------    ----------
                                            REVENUE       $      %       $      %      $      %
                                          -----------   -----   ---    -----   ---    ----   ---
1997....................................     $24.3      $ 9.9   41%    $11.1   46%    $3.3   14%
1996....................................      23.3        8.9   38      11.1   48      3.3   14
1995....................................      27.0        8.9   33      15.0   56      3.1   11
1994....................................      25.9        9.0   35      13.8   53      3.1   12
1993....................................      29.4       11.1   38      14.6   50      3.7   12

     Management believes that the decline in advertising revenues since 1993 reflects a combination of factors including, increased competition for advertising revenues from other forms of media concentrating on celebrity news such as television and radio and the effects of decreased circulation levels of NATIONAL ENQUIRER and STAR.

     Tobacco advertising revenues totaled approximately $4.1 million in fiscal 1997 as compared to approximately $5.3 million in fiscal 1993. Management believes that tobacco advertising as a percentage of national advertising revenue may continue to decline.

MARKETING, MERCHANDISING AND INFORMATION GATHERING SERVICES

     DSI, consisting of more than 170 full time and 1,440 part time personnel, is responsible for marketing the Company's publications, as well as those of its client publishers, in racks at checkout counters in over 175,000 locations in the United States and Canada. DSI covers virtually all traditional periodical distribution outlets. Management believes that DSI's national coverage and marketing skills are one of the key factors that contribute significantly to sales of the Company's publications.

     Each week, the staff of DSI are routed to review product positions and reposition and restock racks of its clients at the checkout counters in more than 18,000 of the highest volume supermarkets, mass merchandisers and other retail outlets in the United States and Canada. DSI also coordinates or "quarterbacks" the design of rack displays in consultation with retailers and publishers, for approximately 40% of all checkout racks programs initiated annually in the United States and Canada. Although DSI receives no monetary compensation for serving as quarterback, it competes with other companies to serve as quarterback. Coordinating the design and magazine placement of racks enables the Company to obtain favorable positions for its publications which management believes is important in determining its sales volume. Publishers who are allocated space on a rack enter into contracts directly with the store owner for the payment of retail display allowances or other charges with respect to that space. Currently, the Company has more than $18 million invested in racks.

     DSI has contractual agreements to provide various marketing services to third-party clients in the publishing industry, including Hachette Filipacchi Magazines, Inc., which publishes WOMAN'S DAY, WOMAN'S DAY SPECIALS, ELLE, and MIRABELLA; Hearst Magazines, which publishes COSMOPOLITAN, GOOD HOUSEKEEPING, REDBOOK, COUNTRY LIVING, HARPER'S BAZAAR, HOUSE BEAUTIFUL AND VICTORIA;
Gruner + Jahr USA/Publishing, which publishes MCCALLS, FAMILY CIRCLE, FITNESS, PARENTS AND YM; Wenner Media, Inc., which publishes US MAGAZINE and ROLLING STONE MAGAZINE; Rodale Press, Inc., which publishes PREVENTION and QUICK & HEALTHY COOKING; and Newsweek, Inc., which publishes NEWSWEEK.

     DSI has expanded its client base beyond the publishing industry by providing merchandising and information gathering services to various major packaged-products companies, retailers and other marketers. DSI has equipped its field force with hand-held computer terminals in order to enhance the timeliness and accuracy of its information gathering services. Management believes DSI has significant potential for further expansion.

     In September 1996, the Company acquired an 80% interest in Frontline an in-store advertising company for approximately $2.2 million in cash. Frontline sells advertising space to various product manufacturers and other national advertisers on signage it owns at the checkout counters in about 5,200 grocery stores and considers itself as a premier in-store advertising vehicle for new products and front-end brands. Frontline is responsible for maintaining the signage consisting of an elevated light display and pays the retailer a commission on advertising sales. DSI performs Frontline's field service work and Company management believes there may be additional benefits from offering Frontline's in-store advertising in combination with national advertising sales in the Company's publications.

PRODUCTION AND RAW MATERIALS

     An unrelated third party performs most of the prepress operations for the Company's publications and is responsible for transmitting them electronically to independent printing plants. All of the publications are printed utilizing the rotogravure printing process. The Company has a long-term printing agreement with an unrelated domestic printer to print NATIONAL ENQUIRER and STAR through December 2010. See Note 8 of Notes to Consolidated Financial Statements. This same printer also prints all of the Company's other publications except for NATIONAL ENQUIRER'S United Kingdom edition and SOAP OPERA NEWS which are printed by other unrelated printers. Once printed, the copies are transported by truck to over 200 wholesalers in the United States and Canada who deliver the requisite number of copies to more than 175,000 retail sales locations. The Company believes its relationships with its printing companies are favorable and that there are printing facilities available elsewhere, should the need arise. The following table reflects the average weekly press run for the Company's publications during fiscal 1997 (in thousands):

                                                                 AVERAGE
                                                                PRESS RUN
                                                              --------------
National Enquirer...........................................      4,919
Star........................................................      4,461
Weekly World News...........................................      1,125
Soap Opera Magazine.........................................        811
Country Weekly..............................................        878

     The principal raw materials utilized by the Company's publications are paper and ink. Paper is purchased directly by the Company from several suppliers based upon pricing and, to a lesser extent, availability. Ink utilized by the Company's publications is supplied by the printers from at least two different ink suppliers. Both paper and ink are commodity products with pricing affected by demand, capacity and economic conditions. The Company believes that adequate sources of supply are, and will continue to be, available to fulfill its requirements.

     Since 1994, the interplay of worldwide demand for paper products and manufacturing capacity at paper mills has resulted in relatively significant paper price volatility for the Company, as well as other publishers. In response to these rising costs, the Company undertook several measures to reduce paper consumption including lowering the print orders of its publications and reducing both the number of pages and trim sizes of certain of its publications. These efforts combined with changes in paper demand and availability has resulted in a substantial decline in the Company's average paper costs during fiscal 1997. Although it is not possible to accurately forecast the future prices of paper, Company management believes prices in fiscal 1998 will likely be lower than the levels experienced in fiscal 1997.

COMPETITION

     All of the Company's publications compete in varying degrees with other publications focusing on personality journalism and those sold at retail checkout counters, as well as other forms of media concentrating on celebrity news, including daily newspapers and television and radio programs. The Company believes that its most direct competitors are Time Warner, Inc. (which publishes PEOPLE and ENTERTAINMENT WEEKLY), Wenner Media, Inc. (which publishes US MAGAZINE), News America Publishing Incorporated (which publishes TV GUIDE), Globe Communications Corp. (which publishes GLOBE, SUN and NATIONAL EXAMINER), K-III Magazine Corporation (which publishes SOAP OPERA DIGEST and SOAP OPERA WEEKLY), Bauer Publishing (which publishes SOAP OPERA UPDATE and SOAPS IN DEPTH) and Meredith Corp. (which publishes COUNTRY AMERICA). Competition for circulation is largely based upon the content of the publication, its placement in supermarkets and other retail outlets and, to a lesser extent, its price. Competition for advertising dollars is largely based upon circulation levels, readership, demographics, price and advertiser results. DSI competes with many other companies at various marketing and distribution levels, such as full-service national distributors, wholesalers, and publishers who have their own marketing organizations. Many of the Company's competitors have substantially larger operating staffs and greater capital resources than the Company.

EMPLOYEE RELATIONS

     The Company employs approximately 530 persons full-time and 1,500 part-time, of whom about 1,600 work for DSI. None of the Company's employees is represented by any union or other labor organization. There have been no strikes or work stoppages against the Company during the last five years. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company owns its headquarters buildings which are located in Lantana, Florida. The premises, which also houses the editorial staffs of NATIONAL ENQUIRER, WEEKLY WORLD NEWS and COUNTRY WEEKLY, consist of three one-story buildings with an aggregate of 33,700 square feet located on approximately 7.6 acres.

     The Company also leases 18,800 square feet in Tarrytown, New York for the editorial staffs of STAR, SOAP OPERA MAGAZINE and SOAP OPERA NEWS and 7,700 square feet in West Palm Beach, Florida for DSI. Various other smaller properties are leased primarily in New York and California for certain of the Company's other operations. The Company believes that all of its properties are in generally good condition and are adequate for current operations.

     All Company owned property is subject to a mortgage as security to the Banks under the Credit Agreement.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in a number of litigation matters which have arisen in the ordinary course of business. Although the plaintiffs in some of the Company's legal proceedings are alleging damages in excess of 10% of the Company's current assets, the Company does not believe that these lawsuits are material, either singly or in the aggregate. Because the focus of the Company's publications on personality journalism often involves controversial celebrities or subjects, the risk of libel litigation arises in the ordinary course of the

Company's business. In addition, the Company's experience suggests that the claims for damages made in such lawsuits are heavily inflated and, in any event, any reasonably foreseeable liability or settlement in excess of policy deductibles would be covered by insurance. At May 8, 1997, the Company was a defendant in 7 libel-based lawsuits. In the opinion of the Company, the outcome of these proceedings will not have a material adverse impact on the Company's consolidated financial position or results of operations. During the five fiscal years ended March 31, 1997, the Company paid approximately $20.7 million in the aggregate for legal fees (including prepublication review and litigation), libel insurance premiums and libel-related settlements, including amounts covered by insurance payments. See "Business -- Editorial". The Company has not experienced any difficulty obtaining libel insurance and does not expect to experience any material difficulty in the future.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     All of the Company's common stock is owned by Media. For the two fiscal years ended March 31, 1997, the Company has paid no cash dividends to Media and will pay no cash dividends on its common stock in the foreseeable future. Instead, it will use cash generated from operating results primarily to make principal and interest payments on its indebtedness. In addition, the payment of future cash dividends is restricted under the terms of its indebtedness, particularly the Credit Agreement, which limits aggregate dividend payments and requires the maintenance of certain financial ratios including operating cash flow and debt coverage ratios.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for each of the five fiscal years in the period ended March 31, 1997 below have been derived from the consolidated financial statements of the Company, which have been audited by independent certified public accountants. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Form 10-K.

                                                                  FISCAL YEAR ENDED
                                              ---------------------------------------------------------
                                              MARCH 31,   MARCH 25,   MARCH 27,   MARCH 28,   MARCH 29,
                                               1997(1)      1996        1995        1994        1993
                                              ---------   ---------   ---------   ---------   ---------
                                                                   (IN THOUSANDS)
STATEMENT OF INCOME DATA:
Operating Revenues..........................  $315,988    $295,050    $315,299    $300,035    $275,384
Operating Expenses(2).......................   228,817     228,714     230,401     213,651     201,238
                                              --------    --------    --------    --------    --------
Operating Income............................    87,171      66,336      84,898      86,384      74,146
Interest Expense............................   (56,284)    (56,715)    (35,885)    (28,721)    (32,777)
Other Expense, Net..........................    (1,705)     (1,195)     (1,409)     (3,164)     (1,467)
                                              --------    --------    --------    --------    --------
Income before Income Taxes and Extraordinary
  Charge....................................    29,182       8,426      47,604      54,499      39,902
Income Taxes................................    16,716       8,985      23,755      26,269      19,886
                                              --------    --------    --------    --------    --------
Income (Loss) before Extraordinary Charge...    12,466        (559)     23,849      28,230      20,016
Extraordinary Charge(3).....................        --          --     (11,635)         --          --
                                              --------    --------    --------    --------    --------
Net Income (Loss)...........................  $ 12,466    $   (559)   $ 12,214    $ 28,230    $ 20,016
                                              ========    ========    ========    ========    ========
BALANCE SHEET DATA:
Cash and Cash Equivalents...................  $  8,230    $  4,643    $  6,297    $  7,596    $  5,880
Total Assets................................   670,850     687,434     711,486     729,763     747,557
Total Debt(4)...............................   528,662     558,906     579,844     322,199     368,927
Total Stockholder's Equity(5)...............    48,457      36,242      36,801     321,012     302,630
OTHER DATA:
Depreciation................................  $  8,145    $  7,303    $  6,546    $  5,843    $  5,242
Amortization of Intangibles.................    21,075      23,075      28,504      28,278      29,898
Noncash Interest Expense(6).................     4,644       4,425       9,080      11,005       9,255
Capital Expenditures........................     8,526       9,072       8,307       7,724       7,590

---------------

(1) Fiscal 1997 includes 53 weeks as compared to 52 weeks for all other fiscal years presented.
(2) Data include television advertising expense of $1,217, $6,296, $9,441, $16,093 and $4,075 for fiscal years 1997, 1996, 1995, 1994 and 1993, respectively.
(3) Consists primarily of the write-off of deferred debt costs and charges relating to refinancing of the Company's indebtedness in November 1994.
(4) Increase in total debt in fiscal 1995 reflects the November 1994 refinancing of the Company's indebtedness in connection with the payment of a special dividend to Media totaling $292,250.
(5) Reflects fiscal 1995 payment of a special dividend to Media totaling
    $292,250.

(6) Noncash interest expense represents accretion of discount interest on 10.09% Zero Coupon Notes Due 1997, certain 15% subordinated notes (retired in fiscal 1993) and amortization of deferred debt costs. See Notes 6 and 7 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had cash and cash equivalents of $8.2 million compared to $4.6 million at March 25, 1996. The Company's primary sources of liquidity are cash generated from operations and amounts available under the Company's revolving credit commitment.

     As of March 31, 1997, the Company had a working capital deficit of $112.4 million of which $59.1 million represents the current portion of long-term indebtedness. The Company's working capital needs are met by the large amounts of cash generated by its business as well as amounts available under the Credit Agreement's $75 million revolving credit commitment. A substantial portion of the Company's cash is used to service its indebtedness, including the payment of principal and interest. Temporary shortfalls in available cash are covered by borrowings under the revolving credit commitment which are reflected as long-term liabilities.

     Management believes that cash provided by operations will be adequate to meet its operating liquidity requirements, including all required payments of principal and interest and is not aware of any commitment which would require unusual amounts of cash or which would change or otherwise restrict the Company's currently available capital resources. In addition, the Company does not intend to pay any cash dividends on its common stock in the foreseeable future. As of March 31, 1997, $67 million was available under the Credit Agreement's revolving credit commitment.

RESULTS OF OPERATIONS

     FISCAL 1997 VS FISCAL 1996. Total revenues were $315,988,000 for fiscal 1997 (which includes 53 weeks as compared to 52 weeks in fiscal 1996), an increase of $20,938,000 or 7.1% from total revenues of $295,050,000 in the prior fiscal year.

     Circulation revenues (which includes all single copy and subscription sales) of $273,567,000 increased $16,162,000 or 6.3% from the prior fiscal year as a result of one additional issue for each publication in fiscal 1997 as well higher revenues generated by NATIONAL ENQUIRER and SOAP OPERA MAGAZINE. Revenues from a $.10 per copy increase in cover price for NATIONAL ENQUIRER, effective with the July 23, 1996 issue, more than offset a decline in NATIONAL ENQUIRER'S average weekly single copy unit sales from fiscal 1996 of 2.1%; a similar price increase for STAR largely offset an average weekly unit sales decline of 8.2%. Management believes the declines in single copy sales of NATIONAL ENQUIRER and STAR, as well as many other publications sold at the check-out counter, are due primarily to the increasingly competitive print and electronic media coverage of personality journalism. SOAP OPERA MAGAZINE'S single copy revenue was higher as average weekly single copy unit sales increased by approximately 11.7% when compared to the prior year. Revenues were also favorably impacted by cover price increases for COUNTRY WEEKLY and WEEKLY WORLD NEWS which showed an increase of 1.9% and a decrease of 6.6%, respectively, in average weekly single copy unit sales when compared to fiscal 1996.

     Subscription revenues of $39,870,000 increased $2,445,000 or 6.5% over fiscal 1996 as a result of one additional issue for each publication and higher levels of subscriptions generated by COUNTRY WEEKLY and SOAP OPERA MAGAZINE.

     Advertising revenues of $24,280,000 increased $975,000 or 4.2% compared to fiscal 1996. On an equivalent number of issues basis, advertising revenues increased by approximately $517,000 or 2.2% reflecting higher levels of national advertising in both NATIONAL ENQUIRER and COUNTRY WEEKLY.

     Operating expenses for fiscal 1997 on an equivalent number of weeks basis (after deducting television advertising and depreciation and amortization) increased by $2,597,000 or 1.4%. Distribution, circulation and other cost of sales together with selling, general and administrative expenses increased by a combined total of $8,673,000 on an equivalent basis primarily reflecting costs associated with the Company's expansion of its in-store marketing, merchandising and information gathering services and higher subscription expenses. Production expense was lower by $6,059,000 on an equivalent basis as a result of reduced average paper costs in fiscal 1997 as compared to the prior year. Television advertising expense was lower by $5,079,000 as the Company did not repeat the fiscal 1996 national advertising campaigns for NATIONAL ENQUIRER and STAR. Depreciation and amortization expense decreased as the amortization of an intangible asset with a 5-year life was completed in June 1995.

     Interest expense decreased $431,000 in fiscal 1997 to $56,284,000 from $56,715,000 in the prior fiscal year. Decreases in the average outstanding indebtedness more than offset one additional week's interest in the current fiscal year.

     The Company's effective income tax rates were 57.3% and 106.6% for fiscal years 1997 and 1996, respectively, as compared to the federal statutory income tax rate of 35%. The higher effective tax rates result primarily from goodwill amortization which is not deductible for income tax reporting purposes (see Note 4 of Notes to Consolidated Financial Statements).

     FISCAL 1996 VS FISCAL 1995. Total revenues were $295,050,000 for fiscal 1996, a decrease of 6.4% from total revenues of $315,299,000 for the prior fiscal year.

     Circulation revenues (which includes all single copy and subscription sales) of $257,405,000 decreased $15,651,000 or 5.7% from the prior fiscal year. The decrease is primarily a result of declines in single copy unit sales of 14.4% and 10.7% for NATIONAL ENQUIRER and STAR, respectively. Declines in single copy circulation were offset, in part, by price increases in NATIONAL ENQUIRER and STAR to $1.29 from $1.25 on March 28, 1995 (issue date). Management believes the declines in single copy sales of NATIONAL ENQUIRER and STAR, as well as many other publications sold at the check-out counter, are due primarily to the increasingly competitive print and electronic media coverage of personality journalism.

     Subscription revenues of $37,425,000 increased $3,903,000 or 11.6% over fiscal 1995 as a result of both the subscriptions generated by COUNTRY WEEKLY and higher levels of full-price subscriptions sold by NATIONAL ENQUIRER and STAR.

     Advertising revenues of $23,305,000 decreased $3,728,000 or 13.8% compared to the prior fiscal year. The advertising revenue decrease was caused primarily by declines of 10.7% and 17.8% in NATIONAL ENQUIRER and STAR advertising pages, respectively, reflecting weakness in direct response advertising, particularly in the collectibles market, as well as continued pressure on average advertising revenue per page.

     Other revenues of $14,340,000 decreased $870,000 or 5.7% resulting primarily from the expiration in fiscal 1995 of an agreement to provide merchandising services to an unrelated client by DSI.

     Production expense of $84,830,000 increased $9,883,000 or 13.2% reflecting substantially higher paper costs in fiscal 1996 during which the average cost of the Company's paper increased to $725 a metric ton from approximately $490 a metric ton in fiscal 1995. Offsetting these higher paper costs, during fiscal 1996 the Company took steps to reduce paper consumption including lowering the print orders of its publications and reducing the trim sizes of NATIONAL ENQUIRER, STAR and WEEKLY WORLD NEWS. In addition, production and prepress expense savings were achieved from the consolidation of the printing operations of WEEKLY WORLD NEWS, SOAP OPERA MAGAZINE and COUNTRY WEEKLY.

     Total operating expenses, despite the substantial increase in paper costs, declined by $1,687,000 to $228,714,000 in fiscal 1996 from $230,401,000 in the prior fiscal year due primarily to reduced intangibles amortization and continued emphasis by management on cost containment.

     Interest expense increased $20,830,000 in fiscal 1996 to $56,715,000 from $35,885,000 in the prior fiscal year reflecting higher average outstanding indebtedness resulting from a November 1994 refinancing in connection with the payment of a special dividend to Media totaling $292,250,000.

     The Company's effective income tax rates were 106.6% and 49.9% for fiscal years 1996 and 1995, respectively, as compared to the federal statutory income tax rate of 35%. The higher effective tax rates result primarily from goodwill amortization which is not deductible for income tax reporting purposes (see Note 4 of Notes to Consolidated Financial Statements).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE(S)
                                                              -------
FINANCIAL STATEMENTS:
  Report of Independent Certified Public Accountants........    13
  Consolidated Balance Sheets as of March 31, 1997 and March
     25, 1996...............................................    14
  Consolidated Statements of Income for Each of the Three
     Fiscal Years in the Period Ended March 31, 1997........    15
  Consolidated Statements of Stockholder's Equity for Each
     of the Three Fiscal Years in the Period Ended March 31,
     1997...................................................    16
  Consolidated Statements of Cash Flows for Each of the
     Three Fiscal Years in the Period Ended March 31,
     1997...................................................    17
  Notes to Consolidated Financial Statements................  18-24

     Schedules have been omitted since the information is not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholder of
American Media Operations, Inc.:

     We have audited the accompanying consolidated balance sheets of American Media Operations, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1997 and March 25, 1996, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three fiscal years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Media Operations, Inc. and subsidiaries as of March 31, 1997 and March 25, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida
April 30, 1997

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 31, 1997 AND MARCH 25, 1996
                      (IN 000'S, EXCEPT SHARE INFORMATION)

                                                                1997       1996
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  8,230   $  4,643
  Receivables, net..........................................     8,191      5,405
  Inventories...............................................    13,391     14,526
  Prepaid income taxes......................................        --      1,184
  Prepaid expenses and other................................     2,626      2,790
                                                              --------   --------
         Total current assets...............................    32,438     28,548
                                                              --------   --------
DUE FROM PARENT COMPANY.....................................     1,048        617
                                                              --------   --------
PROPERTY AND EQUIPMENT, at cost:
  Land and buildings........................................     4,039      4,039
  Machinery, fixtures and equipment.........................    16,159     11,781
  Display racks.............................................    18,854     18,424
                                                              --------   --------
                                                                39,052     34,244
  Less -- accumulated depreciation..........................   (14,819)   (12,981)
                                                              --------   --------
                                                                24,233     21,263
                                                              --------   --------
DEFERRED DEBT COSTS, net....................................    11,011     13,811
                                                              --------   --------
GOODWILL, net of accumulated amortization of $111,285 and
  $96,130...................................................   493,966    509,121
                                                              --------   --------
OTHER INTANGIBLES, net of accumulated amortization of
  $39,846 and $33,926.......................................   108,154    114,074
                                                              --------   --------
                                                              $670,850   $687,434
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of term loan..............................  $ 43,355   $ 34,744
  10.09% Zero Coupon Notes Due 1997.........................    15,772         --
  Accounts payable..........................................    14,167     18,049
  Accrued expenses..........................................    18,119     14,537
  Accrued interest..........................................    10,037     12,178
  Accrued and current deferred income taxes.................    11,022      9,093
  Deferred revenues.........................................    32,348     30,506
                                                              --------   --------
         Total current liabilities..........................   144,820    119,107
                                                              --------   --------
TERM LOAN AND REVOLVING CREDIT COMMITMENT, net of current
  portion...................................................   269,401    309,756
                                                              --------   --------
SUBORDINATED INDEBTEDNESS:
  11.63% Senior Subordinated Notes Due 2004.................   200,000    200,000
  10.09% Zero Coupon Notes Due 1997.........................        --     14,272
  10.38% Senior Subordinated Notes Due 2002.................       134        134
                                                              --------   --------
                                                               200,134    214,406
                                                              --------   --------
DEFERRED INCOME TAXES.......................................     8,038      7,923
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDER'S EQUITY:
  Common stock, $.20 par value; 10,000 shares authorized,
    7,507 shares issued and outstanding.....................         2          2
  Additional paid-in capital................................    26,039     26,290
  Retained earnings.........................................    22,416      9,950
                                                              --------   --------
         TOTAL STOCKHOLDER'S EQUITY.........................    48,457     36,242
                                                              --------   --------
                                                              $670,850   $687,434
                                                              ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997
                                   (IN 000'S)

                                                                      FISCAL YEAR ENDED
                                                              ---------------------------------
                                                              MARCH 31,   MARCH 25,   MARCH 27,
                                                                1997        1996        1995
                                                              ---------   ---------   ---------
OPERATING REVENUES:
  Circulation...............................................  $273,567    $257,405    $273,056
  Advertising...............................................    24,280      23,305      27,033
  Other.....................................................    18,141      14,340      15,210
                                                              --------    --------    --------
                                                               315,988     295,050     315,299
                                                              --------    --------    --------
OPERATING EXPENSES:
  Editorial.................................................    28,369      27,851      30,128
  Production................................................    80,286      84,830      74,947
  Distribution, circulation and other cost of sales.........    60,514      53,601      56,438
  Selling, general and administrative expenses..............    29,211      25,758      24,397
  Television advertising....................................     1,217       6,296       9,441
  Depreciation and amortization.............................    29,220      30,378      35,050
                                                              --------    --------    --------
                                                               228,817     228,714     230,401
                                                              --------    --------    --------
  Operating income..........................................    87,171      66,336      84,898
INTEREST EXPENSE............................................   (56,284)    (56,715)    (35,885)
OTHER EXPENSE, net..........................................    (1,705)     (1,195)     (1,409)
                                                              --------    --------    --------
  Income before provision for income taxes and extraordinary
     charge.................................................    29,182       8,426      47,604
PROVISION FOR INCOME TAXES..................................    16,716       8,985      23,755
                                                              --------    --------    --------
  Income (loss) before extraordinary charge.................    12,466        (559)     23,849

EXTRAORDINARY CHARGE, net of income taxes (Note 6)..........        --          --     (11,635)
                                                              --------    --------    --------
          Net income (loss).................................  $ 12,466    $   (559)   $ 12,214
                                                              ========    ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997
                      (IN 000'S, EXCEPT SHARE INFORMATION)

                                                              COMMON STOCK     ADDITIONAL
                                                             ---------------    PAID-IN     RETAINED
                                                             SHARES   AMOUNT    CAPITAL     EARNINGS
                                                             ------   ------   ----------   --------
Balance, March 28, 1994....................................  7,507      $2     $ 318,540    $ 2,470
Common stock dividends.....................................     --      --      (292,250)    (4,175)
Net income.................................................     --      --            --     12,214
                                                             -----      --     ---------    -------
Balance, March 27, 1995....................................  7,507       2        26,290     10,509
Net loss...................................................     --      --            --       (559)
                                                             -----      --     ---------    -------
Balance, March 25, 1996....................................  7,507       2        26,290      9,950
Other......................................................     --      --          (251)        --
Net income.................................................     --      --            --     12,466
                                                             -----      --     ---------    -------
Balance, March 31, 1997....................................  7,507      $2     $  26,039    $22,416
                                                             =====    ======   =========    =======

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997
                                   (IN 000'S)

                                                                       FISCAL YEAR ENDED
                                                              -----------------------------------
                                                              MARCH 31,    MARCH 25,    MARCH 27,
                                                                1997         1996         1995
                                                              ---------    ---------    ---------
Cash Flows from Operating Activities:
  Net income (loss).........................................  $ 12,466     $   (559)    $  12,214
                                                              --------     --------     ---------
Adjustments to reconcile net income (loss) to net cash
  provided from operating activities --
  Extraordinary charge, net of income taxes.................        --           --        11,635
  Depreciation and amortization.............................    29,220       30,378        35,050
  Deferred debt cost amortization...........................     3,144        3,090         2,098
  Senior subordinated discount note accretion...............     1,500        1,335         6,982
  Deferred income tax provision.............................     1,180          398         3,963
  Decrease (increase) in --
    Receivables, net........................................    (2,540)        (517)       (1,144)
    Due from Parent Company.................................      (431)        (446)         (171)
    Inventories.............................................     1,135       (5,895)        4,081
    Prepaid income taxes....................................     1,184        3,742        (4,926)
    Prepaid expenses and other..............................       283          451           994
  Increase (decrease) in --
    Accounts payable........................................    (3,912)       1,547          (124)
    Accrued expenses........................................     2,894       (4,560)       (2,350)
    Payable to Parent Company...............................        --           --          (153)
    Accrued interest........................................    (2,141)        (699)        8,143
    Accrued and current deferred income taxes...............       864          416         2,258
    Deferred revenues.......................................     1,842          343         2,357
                                                              --------     --------     ---------
         Total adjustments..................................    34,222       29,583        68,693
                                                              --------     --------     ---------
    Net cash provided from operating activities.............    46,688       29,024        80,907
                                                              --------     --------     ---------
Cash Flows from Investing Activities:
  Capital expenditures......................................    (8,526)      (9,072)       (8,307)
  Acquisition of business...................................    (2,236)          --            --
  Payments on note receivable...............................        --        1,492           419
                                                              --------     --------     ---------
         Net cash used in investing activities..............   (10,762)      (7,580)       (7,888)
                                                              --------     --------     ---------
Cash Flows from Financing Activities:
  Term loan and revolving credit commitment principal
    repayments..............................................   (85,744)     (73,250)     (184,750)
  Proceeds from term loan and revolving credit commitment...    54,000       51,000       428,500
  Repayment of senior subordinated indebtedness.............        --          (23)     (204,653)
  Proceeds from senior subordinated indebtedness............        --           --       200,000
  Payment of deferred debt costs............................      (344)        (825)      (16,990)
  Dividends paid............................................        --           --      (296,425)
  Other.....................................................      (251)          --            --
                                                              --------     --------     ---------
         Net cash used in financing activities..............   (32,339)     (23,098)      (74,318)
                                                              --------     --------     ---------
Net Increase (Decrease) in Cash and Cash Equivalents........     3,587       (1,654)       (1,299)
Cash and Cash Equivalents at Beginning of Year..............     4,643        6,297         7,596
                                                              --------     --------     ---------
Cash and Cash Equivalents at End of Year....................  $  8,230     $  4,643     $   6,297
                                                              ========     ========     =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for --
    Income taxes............................................  $ 13,203     $  4,143     $  22,178
    Interest................................................    53,763       53,709        19,351

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (000'S OMITTED IN ALL TABLES)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of American Media Operations, Inc. ("Operations", a wholly-owned subsidiary of American Media, Inc., "Media") and its subsidiaries (National Enquirer, Inc., Star Editorial, Inc., SOM Publishing, Inc., Weekly World News, Inc., Country Weekly, Inc. and Distribution Services, Inc., among others), collectively, the "Company". The Company publishes six weekly publications: NATIONAL ENQUIRER, STAR, SOAP OPERA MAGAZINE, WEEKLY WORLD NEWS, COUNTRY WEEKLY AND SOAP OPERA NEWS. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year, which ends on the last Monday in March, includes 53 weeks for the fiscal year ended March 31, 1997 as compared to 52 weeks for the fiscal years ended March 25, 1996 and March 27, 1995.

REVENUE RECOGNITION

     Substantially all publication sales, except subscriptions, are made through an unrelated distributor. Issues, other than special topic issues, are placed on sale approximately one week prior to the issue date; however, circulation revenues and related expenses are recognized for financial statement purposes on an issue date basis (i.e., off sale date). Special topic issue revenues and related expenses are recognized at the on sale date. On the date each issue is placed on sale, the Company receives a percentage of the issue's estimated sales proceeds for its publications as an advance from the distributors. All of the Company's publications are sold with full return privileges.

     Revenues from copy sales are net of reserves provided for expected sales returns which are established in accordance with generally accepted accounting principles after considering such factors as sales history and available market information. The Company continually monitors the adequacy of the reserves and makes adjustments when necessary.

     Subscriptions received in advance of the issue date are recognized as income over the term of the subscription on a straight-line basis. Advertising revenues are recognized in the period in which the related advertising appears in the publications.

     Deferred revenues were comprised of the following:

                                                               1997      1996
                                                              -------   -------
Single Copy.................................................  $ 7,872   $ 7,687
Subscriptions...............................................   24,114    22,421
Advertising.................................................      362       398
                                                              -------   -------
                                                              $32,348   $30,506
                                                              =======   =======

     Other revenues, primarily from marketing services performed for third parties by Distribution Services, Inc., are recognized when the service is performed.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

                         (000'S OMITTED IN ALL TABLES)

PROPERTY AND EQUIPMENT

     The Company uses straight-line and accelerated depreciation methods for financial reporting and Federal income tax purposes, respectively. The estimated lives used in computing depreciation for financial reporting purposes are as follows:

                                                              YEARS
                                                              -----
Buildings...................................................   22
Machinery, fixtures and equipment...........................  3-10
Display racks...............................................   3

INVENTORIES

     Inventories are generally stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) cost method of valuing its inventories. If the first-in, first-out (FIFO) cost method of valuation, which approximates market value, had been used, inventories would have been approximately $810,000 lower, due to recent declines in paper costs, and $2,928,000 higher than the amounts reported in the accompanying consolidated balance sheets for 1997 and 1996, respectively. Paper inventory for 1997 is stated in accordance with generally accepted accounting principles at LIFO cost as the use of such inventory would result in normal historical gross margins. Inventories are comprised of the following:

                                                               1997      1996
                                                              -------   -------
Raw materials -- paper......................................  $ 9,477   $10,403
Finished product -- paper, production and distribution costs
  of future issues..........................................    3,914     4,123
                                                              -------   -------
                                                              $13,391   $14,526
                                                              =======   =======

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of the accompanying consolidated statements of cash flows, the Company considers cash and cash equivalents to be cash on hand or deposited in demand deposit accounts with financial institutions and highly liquid investments purchased with an original maturity of three months or less.

(2)  INTANGIBLE ASSETS

     Purchase price allocations for acquisitions have been made in accordance with Accounting Principles Board Opinion No. 16. The excess of the purchase price, including liabilities assumed, over tangible net assets acquired has been allocated to either specifically identified intangibles or goodwill.

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

                         (000'S OMITTED IN ALL TABLES)

cost to sell. The Company considers certain events and circumstances including, among others, the historical and projected operating results of acquired businesses, industry trends and general economic conditions to assess whether the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of intangible assets may not be recoverable. When such assessment indicates that an intangible asset should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flow over the remaining life of the intangible asset in measuring the recoverability. No such event has occurred to the knowledge of the Company, and the Company has determined there to be no impairment. The adoption of this statement in fiscal 1997 had no impact on the Company's consolidated financial position or results of operations.

     Goodwill is amortized on a straight-line basis over 40 years. For each of the fiscal years 1997, 1996 and 1995, amortization of goodwill charged to depreciation and amortization in the accompanying consolidated statements of income totaled approximately $15,155,000.

     Certain intangible assets recorded in connection with the acquisition of Star are amortized on a straight-line basis over their estimated useful lives of 5 to 25 years. Amortization expense relating to these intangible assets for fiscal years 1997, 1996 and 1995, totaling approximately $5,920,000, $7,920,000 and $13,350,000 respectively, is included in depreciation and amortization in the accompanying consolidated statements of income.

(3)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments is as follows:

                                                       1997                  1996
                                                -------------------   -------------------
                                                CARRYING     FAIR     CARRYING     FAIR
                                                 AMOUNT     VALUE      AMOUNT     VALUE
                                                --------   --------   --------   --------
Term loan and revolving credit facility,
  including current portion...................  $312,756   $312,756   $344,500   $344,500
Subordinated indebtedness.....................   215,906    230,407    214,406    221,406
Interest rate swap agreement liability........        88        170        102      1,194

     The fair value of the Company's financial instruments is estimated based on the quoted market prices for the same or similar issues or on the current rate offered to the Company for financial instruments of the same remaining maturities. The carrying amount for cash equivalents approximates fair value because of the short maturity of those instruments.

     In May 1995, the Company entered into a three-year $100 million notional amount interest rate swap agreement which effectively converts a portion of its variable-rate debt to fixed-rate debt at 6.3% per annum to reduce the Company's risk of incurring higher interest costs in the event of rising interest rates. Net interest paid or received related to such agreements is recorded using the accrual method as an adjustment to interest expense. The carrying amount for the interest rate swap agreement represents net interest payable as of period end. In July 1994, the Company terminated an interest rate swap agreement resulting in a gain of $1,500,000 which was amortized as a reduction of interest expense through April 1996. Net interest income (expense) related to interest rate swap agreements totaled $(793,000), $405,000 and $806,000 for fiscal years 1997, 1996 and 1995, respectively.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

                         (000'S OMITTED IN ALL TABLES)

(4)  INCOME TAXES

     The Company files a consolidated Federal income tax return with Media and calculates its income on a separate return basis. The provision for income taxes, which excludes tax credits related to fiscal year 1995's extraordinary charge, consists of the following:

                                                              1997      1996     1995
                                                             -------   ------   -------
Current:
  Federal..................................................  $13,824   $7,641   $17,535
  State....................................................    1,712      946     2,257
                                                             -------   ------   -------
          Total current....................................   15,536    8,587    19,792
                                                             -------   ------   -------
Deferred:
  Federal..................................................    1,050      354     3,511
  State....................................................      130       44       452
                                                             -------   ------   -------
          Total deferred...................................    1,180      398     3,963
                                                             -------   ------   -------
                                                             $16,716   $8,985   $23,755
                                                             =======   ======   =======

     A reconciliation of the expected income tax provision at the statutory Federal income tax rate of 35% to the reported income tax provision is as follows:

                                                              1997      1996     1995
                                                             -------   ------   -------
Expected income tax provision at statutory rate............  $10,214   $2,949   $16,661
Nondeductible goodwill.....................................    5,304    5,304     5,304
State income taxes, net of Federal benefit.................    1,198      644     1,761
Other, net.................................................       --       88        29
                                                             -------   ------   -------
                                                             $16,716   $8,985   $23,755
                                                             =======   ======   =======

     Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The net deferred tax liability is comprised of the following:

                                                                1997       1996
                                                              --------   --------
Gross deferred tax assets...................................  $    621   $    758
                                                              --------   --------
Intangibles amortization....................................    (6,116)    (6,451)
Expense recognition differences.............................    (3,698)    (3,636)
Subscription acquisition costs..............................    (1,882)    (1,153)
Accelerated depreciation....................................    (1,474)    (1,024)
Book over tax basis of non-depreciable assets...............      (448)      (448)
Other deferred tax liabilities..............................      (542)      (405)
                                                              --------   --------
          Gross deferred tax liabilities....................   (14,160)   (13,117)
                                                              --------   --------
          Net deferred tax liabilities......................  $(13,539)  $(12,359)
                                                              ========   ========

     Included in accrued and current deferred income taxes in the accompanying consolidated balance sheets for fiscal years 1997 and 1996 are net current deferred taxes payable of $5,501,000 and $4,436,000, respectively.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

                         (000'S OMITTED IN ALL TABLES)

(5)  CREDIT AGREEMENTS

     In November 1994, the Company completed a refinancing of its then outstanding indebtedness, including its borrowings from banks and certain subordinated indebtedness, in connection with the payment of a special dividend to Media totaling $292.2 million. As part of the refinancing, the Company and a bank syndicate whose agent bank is The Chase Manhattan Corporation (the "Agent Bank" and, collectively the "Banks") entered into a credit agreement (as amended from time to time, the "Credit Agreement") comprised of a $370 million term loan commitment and a $75 million revolving credit commitment. The Credit Agreement includes the following:

          (a) TERM LOAN COMMITMENTS -- The Company's term loans consist of a $270 million (original amount) commitment (the "Tranche A" loans) and a $100 million (original amount) commitment (the "Tranche B" loans). Amounts borrowed under the Tranche A commitment bear interest at rates based upon either the Alternate Base Rate (as defined) plus 0% to 1 1/4% or the LIBO Rate (as defined) plus 1% to 2 1/4%, predicated upon satisfaction of certain Credit Agreement covenants related to the Company's operating cash flow levels. Tranche B loans bear interest at either the Alternate Base Rate plus 1 1/2% or the LIBO Rate plus 2 1/2%.

          Amounts due under the term loan commitments are payable in varying semi-annual installments through September 2002. With respect to fiscal year 1996 the Company was required to make a prepayment against its term loan commitment in the amount of $1,107,000 reflecting 75% of its Excess Cash Flow (as defined). No Excess Cash Flow prepayment was required for fiscal year 1997. Excess Cash Flow prepayments (if any) of 50% for fiscal year 1998 and thereafter are required. Any prepayments made from Excess Cash Flow are applied ratably to Tranche A and Tranche B loans based on their original commitment amounts and then, within one tranche, ratably to the installments of principal then remaining. As of March 31, 1997, $207,552,000 and $97,204,000 was outstanding under the term loan's Tranche A and Tranche B commitments, respectively.

          (b) REVOLVING CREDIT COMMITMENT -- The Credit Agreement also provides for additional borrowings up to a maximum of $75 million, bearing interest at the Tranche A rates described above. This commitment, which expires on November 10, 2001, allows funds to be borrowed and repaid from time to time with permanent reductions in the revolving credit commitment permitted at the Company's option. As of March 31, 1997, borrowings of $8,000,000 were outstanding under the revolving credit commitment.

          (c) COMMITMENT FEES -- The Company is required to pay a commitment fee ranging from 1/4% to 1/2% of the unused portion of the revolving credit commitment. Commitment fees under the Credit Agreements totaled approximately $330,000, $461,000 and $540,000 for fiscal years 1997, 1996 and 1995, respectively.

          (d) GUARANTEE, COLLATERAL AND FINANCIAL COVENANTS -- The Company's obligations under the Credit Agreement are guaranteed by all of its subsidiaries and Media. The obligations and such guarantees are secured by
     (i) a pledge by the Company of all of the capital stock of its subsidiaries, (ii) a pledge of all of the capital stock of the Company and
     (iii) a security interest in substantially all of the assets of the Company's subsidiaries.

     In addition to the above, the Credit Agreement also contains certain covenants that, among others, restrict paying cash dividends, incurring additional indebtedness, entering into certain mergers or consolidations, making capital expenditures and selling or otherwise disposing of assets; the Company also is required to satisfy certain financial tests relating to operating cash flow and debt coverage ratios. The Company will pay no cash dividends on its common stock in the foreseeable future, instead using cash generated from operating

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

                         (000'S OMITTED IN ALL TABLES)

results principally to make principal and interest payments on its indebtedness. In addition, the payment of future cash dividends, if any, may be limited under the restrictive covenants of the Credit Agreement.

     As permitted under the covenants of the Credit Agreement, management fees to affiliates totaling $1,798,000, $1,399,000 and $1,976,000 are included in other expense, net in the accompanying consolidated statements of income for the fiscal years 1997, 1996 and 1995, respectively.

     The effective interest rates under the Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 31, 1997, and for the fiscal years 1997, 1996 and 1995 were 7.7%, 7.7%, 8.1% and 7.8%, respectively.

     Pursuant to the terms of the Credit Agreement, the Company was required to hedge a portion of its variable rate interest exposure. Accordingly, the Company entered into a series of one-year step cap agreements with major financial institutions on $100 million notional amount of borrowings. The interest rate hedge is at 9% through its maturity in January 1998. The interest rate cap bears no market risk above the premium paid which is being amortized on a straight-line basis over the life of the cap. As of March 31, 1997, the carrying value of the interest rate cap totaled $315,000.

(6)  SUBORDINATED INDEBTEDNESS

     The Company's 11.63% Senior Subordinated Notes due 2004 (the "Senior Subordinated Notes due 2004"), which mature on November 15, 2004, pay interest semi-annually on May 15 and November 15 and are redeemable at the Company's option after November 14, 1999 at prices ranging from 104.4% to 100.0% of their face amount. The indenture under which the Senior Subordinated Notes due 2004 were issued includes restrictive covenants that limit, among other things, paying cash dividends, incurring indebtedness, mergers, consolidations and other Restricted Payments (as defined in the Indenture).

     In connection with the refinancing of its indebtedness in fiscal year 1995 the Company purchased $119,018,000 and $99,861,000 principal amount of its 10.09% Zero Coupon Senior Subordinated Notes due 1997 (the "Zero Coupon Notes") and 10.38% Senior Subordinated Notes due 2002 (the "Senior Subordinated Notes due 2002"), respectively, and recorded an extraordinary charge, net of income taxes, of $11,635,000 reflecting the premiums paid in excess of the recorded amounts of the related indebtedness, the write-off of deferred debt costs (see
Note 7) and certain other fees and expenses.

     The Zero Coupon Notes, of which $15,962,000 in principal amount ($15,772,000 accreted book value) was outstanding at March 31, 1997, are due May 15, 1997. In fiscal years 1997, 1996 and 1995, the Company accreted original issue discount of $1,500,000, $1,335,000 and $6,982,000, respectively, on Zero Coupon Notes, which amounts are included in interest expense in the accompanying consolidated statements of income.

     Including the amounts borrowed under the Credit Agreement, the following represents aggregate payments of principal due as of March 31, 1997 under the Company's long-term indebtedness for the next five fiscal years calculated after
(i) giving effect to accretion of discount on the Zero Coupon Notes at their

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

                         (000'S OMITTED IN ALL TABLES)

maturity and (ii) excluding any prepayments that may be required under the Credit Agreement's Excess Cash Flow provision:

                                                              PRINCIPAL
                        FISCAL YEAR                           PAYMENTS
                        -----------                           ---------
  1998......................................................   $ 59,317
  1999......................................................     47,341
  2000......................................................     52,575
  2001......................................................     57,809
  2002......................................................     41,889
  Thereafter................................................    269,921
                                                               --------
                                                               $528,852
                                                               ========

(7)  DEFERRED DEBT COSTS

     Certain costs incurred in connection with the issuance of the Company's long-term debt have been deferred and are amortized as part of interest expense over periods from 8 to 10 years. For fiscal years 1997, 1996 and 1995, amortization of deferred debt costs which is included in interest expense in the accompanying consolidated statements of income totaled approximately $3,144,000, $3,090,000, and $2,098,000, respectively.

     In connection with the redemption of the Zero Coupon Notes and Senior Subordinated Notes due 2002 and the amendment and restatement of the Credit Agreement, approximately $4,703,000, representing a portion of related unamortized deferred debt costs, was written off and reflected as a component of the extraordinary charge in the accompanying consolidated statement of income for fiscal year 1995.

(8)  COMMITMENTS AND CONTINGENCIES

LITIGATION

     Various suits and claims arising in the ordinary course of business have been instituted against the Company. The Company has various insurance policies available to recover potential legal costs incurred by it. The Company periodically evaluates and assesses the risks and uncertainties associated with litigation independent from those associated with its potential claim for recovery from third party insurance carriers. At present, in the opinion of management, after consultation with legal counsel, the liability resulting from litigation, if any, will not have a material effect on the Company's consolidated financial statements.

PRINTING AGREEMENT

     The Company has entered into a 15 year printing agreement expiring in fiscal 2011 with an unrelated printer to print NATIONAL ENQUIRER and STAR. Based on current pricing and production levels this contract is currently estimated to cost approximately $197 million over its remaining life as follows:

                        FISCAL YEAR
                        -----------
  1998......................................................  $ 14,355
  1999......................................................    14,355
  2000......................................................    14,605
  2001......................................................    14,587
  2002......................................................    14,587
  Thereafter................................................   124,256
                                                              --------
                                                              $196,745
                                                              ========

     In addition, the contract requires pricing adjustments based on changes in the Consumer Price Index.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed with, or incorporated by reference in, and as part of, this Annual Report on Form 10-K.

  1. Financial Statements

     For a complete list of the Financial Statements filed with this Annual Report on Form 10-K, see the Index to Consolidated Financial Statements on Page 12.

  2. Exhibits

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 *3.1      --  Certificate of Incorporation of Enquirer/Star, Inc. and
               amendments thereto (incorporated by reference to Operation's
               Registration Statement on Form S-1, Registration No.
               33-46676, Part II, Item 16, Exhibit 3.5, as filed on March
               25, 1992).(1)

 *3.2      --  Amended By-Laws of Enquirer/Star, Inc. (incorporated by reference to Operation's Registration Statement on Form S-1,
               Registration No. 33-46676, Part II, Item 16, Exhibit 3.6, as
               filed on March 25, 1992).(1)
 *3.3      --  Amendment of Certificate of Incorporation of Operations
               dated November 7, 1994 changing its name to American Media
               Operations, Inc. from Enquirer/Star, Inc. (incorporated by reference from Operation's Annual Report on Form 10-K for
               the year ended March 27, 1995, filed as Exhibit 3.3, File
               No. 1-11112).
 *4.1      --  Amended and Restated Security Agreement dated as of October
               4, 1989, along with the Security Agreement Amendment, dated as of June 28, 1990, among GP Group, Inc. and its
               subsidiaries in favor of Manufacturers Hanover Trust Company
               (now The Chase Manhattan Corporation) as agent for certain banks (in that capacity "as Agent") and certain other
               parties (incorporated by reference to Media's Registration
               Statement on Form S-1, Registration No. 33-40647, Part II,
               Item 16, Exhibit 4.3, as filed on May 17, 1991).(1)
 *4.2      --  Security Agreement Supplement dated as of November 21, 1994 made by Operations and Country Weekly, Inc. in favor of
               Chemical Bank (now The Chase Manhattan Corporation), as
               Agent (incorporated by reference from Operation's Annual
               Report on Form 10-K for the year ended March 27, 1995, filed as Exhibit 4.2, File No. 1-11112).
 *4.3      --  Subsidiary Guarantee dated June 7, 1989 made by the
               subsidiaries of GP Group, Inc. in favor of Manufacturers
               Hanover Trust Company (now The Chase Manhattan Corporation)
               as Agent (incorporated by reference to Media's Registration
               Statement on Form S-1, Registration No. 33-40647, Part II,
               Item 16, Exhibit 4.6, as filed on May 17, 1991).(1)
 *4.4      --  Guarantee Supplement dated November 21, 1994 to Subsidiary
               Guarantee dated June 7, 1989 made by Operations and Country
               Weekly, Inc. in favor of Chemical Bank (now The Chase
               Manhattan Corporation), as Agent (incorporated by reference from Operation's Annual Report on Form 10-K for the year
               ended March 27, 1995, filed as Exhibit 4.4, File No.
               1-11112).
 *4.5      --  Company Pledge Agreement dated as of June 7, 1989, between
               GP Group Inc. and Manufacturers Hanover Trust Company (now
               The Chase Manhattan Corporation) as Agent (incorporated by reference to Amendment No. 2 to Media's Registration
               Statement on Form S-1, Registration No. 33-40647, Part II,
               Item 16, Exhibit 4.20 as filed on July 11, 1991).(1)
 *4.6      --  Pledge Agreement Supplement dated as of November 21, 1994 to
               Pledge Agreement dated as of June 7, 1989 made by
               Operations, in favor of Chemical Bank (now The Chase
               Manhattan Corporation), as Agent (incorporated by reference from Operation's Annual Report on Form 10-K for the year
               ended March 27, 1995, filed as Exhibit 4.6, File No.
               1-11112).


EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 *4.7      --  Senior Subordinated Note Indenture dated as of November 1,
               1994 from Enquirer/Star, Inc. in favor of United States
               Trust Company of New York, as Trustee, relating to Senior
               Subordinated Notes due 2004 (including form of Senior
               Subordinated Notes) (incorporated by reference from
               Operation's Annual Report on Form 10-K for the year ended
               March 27, 1995, filed as Exhibit 4.7, File No. 1-11112).(1)
 *4.8      --  Third Amended and Restated Credit Agreement among
               Enquirer/Star, Inc., certain Banks and Chemical Bank (now
               The Chase Manhattan Corporation), as Agent, dated as of
               November 10, 1994 (incorporated by reference from
               Operation's Annual Report on Form 10-K for the year ended
               March 27, 1995, filed as Exhibit 4.8, File No. 1-11112).(1)
 *4.9      --  First Amendment dated February 1, 1996 to Third Amended and
               Restated Credit Agreement among Enquirer/Star, Inc., certain
               Banks and Chemical Bank (now The Chase Manhattan
               Corporation), as Agent, dated as of November 10, 1994
               (incorporated by reference from Operation's Quarterly Report on Form 10-Q for the quarter ended December 25, 1995, filed as Exhibit 4.2, File No. 1-11112).(1)
  4.10     --  Second Amendment dated March 20, 1997 to Third Amended and
               Restated Credit Agreement among Enquirer/Star, Inc., certain
               Banks and Chemical Bank (now The Chase Manhattan Bank), as
               Agent, dated as of November 10, 1994.(1)
*10.1      --  Split Dollar Life Insurance Agreement dated July 3, 1987, between GP Group, Inc. and Iain Calder (incorporated by
               reference to Media's Registration Statement on Form S-1,
               Registration No. 33-40647, Part II, Item 16, Exhibit 10.2,
               as filed on May 17, 1991).(1)
*10.2      --  Tax Sharing Agreement dated as of March 31, 1992, among
               Group and its subsidiaries (incorporated by reference from
               Media's Annual Report on Form 10-K for the year ended March
               30, 1992, filed as Exhibit 10.15, File No. 1-10784).(1)
*10.3      --  Employment Agreement dated as of November 22, 1995 between
               Media and Iain Calder (incorporated by reference from
               Media's Annual Report on Form 10-K for the year ended March
               25, 1996, filed as Exhibit 10.5, File No. 1-10784).
*10.4      --  Employment Agreement dated as of May 1, 1995 between Media and Anthony S. Hoyt (incorporated by reference from Media's
               Annual Report on Form 10-K for the year ended March 25,
               1996, filed as Exhibit 10.6, File No. 1-10784).
*10.5      --  Amendment dated as of November 11, 1996 to Employment
               Agreement dated November 22, 1995 between Media and Iain
               Calder (incorporated by reference from Media's Annual Report on Form 10-K for the year ended March 31, 1997, filed as
               Exhibit 10.6, File No. 1-10784).
 27        --  Financial Data Schedule (for SEC use only).

---------------

 *  Incorporated herein by reference as indicated.
(1) Enquirer/Star, Inc. and GP Group, Inc. are now named American Media Operations, Inc. ("Operations"); Enquirer/Star Group, Inc. ("Group") is now named American Media, Inc. ("Media")

  3. Form 8-K

     No reports on Form 8-K were filed by the registrant during the last fiscal quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on June 19, 1997.

                                          AMERICAN MEDIA OPERATIONS, INC.

                                          By: /s/ PETER J. CALLAHAN
                                            ------------------------------------
                                                     Peter J. Callahan
                                            Chairman of the Board, President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 19, 1997.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

                /s/ PETER J. CALLAHAN                    Chairman of the Board, President, Chief
-----------------------------------------------------      Executive Officer and Director (Principal
                  Peter J. Callahan                        Executive Officer)

               /s/ RICHARD W. PICKERT                    Senior Vice President and Chief Financial
-----------------------------------------------------      Officer (Principal Financial Officer)
                 Richard W. Pickert

                 /s/ PETER A. NELSON                     Vice President, Controller and Chief
-----------------------------------------------------      Accounting Officer (Principal Accounting
                   Peter A. Nelson                         Officer)

                   /s/ BARRY BAKER                       Director
-----------------------------------------------------
                     Barry Baker

               /s/ ANTHONY J. BOLLAND                    Director
-----------------------------------------------------
                 Anthony J. Bolland

                /s/ MICHAEL J. BOYLAN                    Director
-----------------------------------------------------
                  Michael J. Boylan

              /s/ ROY F. COPPEDGE, III                   Director
-----------------------------------------------------
                Roy F. Coppedge, III

                 /s/ STEVEN B. DODGE                     Director
-----------------------------------------------------
                   Steven B. Dodge

                 /s/ GERALD S. HOBBS                     Director
-----------------------------------------------------
                   Gerald S. Hobbs

               /s/ MAYNARD RABINOWITZ                    Director
-----------------------------------------------------
                 Maynard Rabinowitz

               /s/ GERRY M. RITTERMAN                    Director
-----------------------------------------------------
                 Gerry M. Ritterman