Form 10-Q
period 1998-06-29
AMERICAN MEDIA OPERATIONS INC
filed 1998-08-11
CIK 853927

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q


             (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 29, 1998

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


      As of August 7, 1998 there were 7,507 shares of common stock outstanding.


================================================================================

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                  JUNE 29, 1998




                                                                     Pages(s)
                                                                     --------
                            PART I. FINANCIAL INFORMATION

Item 1. Financial Statements -

Consolidated Balance Sheets .....................................        3

Consolidated Statements of Income ...............................        4

Consolidated Statements of Cash Flows ...........................        5
Notes to Consolidated Financial Statements ......................      6 - 7


Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations .........................      8 - 9


                            PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ........................        9

Signature .......................................................       10

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        As of June 29 and March 30, 1998
                      (in 000's, except share information)





                                                                        June 29        March 30
                                                                       ---------       ---------
                                                                      (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                            $   1,056       $   7,405
  Receivables, net                                                        13,002           7,852
  Inventories                                                             10,372          10,390
  Prepaid expenses and other                                               2,927           6,551
                                                                       ---------       ---------
      Total current assets                                                27,357          32,198
                                                                       ---------       ---------
PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                                       4,039           4,039
  Machinery, fixtures and equipment                                       19,980          18,447
  Display racks                                                           21,531          21,662
                                                                       ---------       ---------
                                                                          45,550          44,148
  Less - accumulated depreciation                                        (17,881)        (18,149)
                                                                       ---------       ---------
                                                                          27,669          25,999
                                                                       ---------       ---------

DEFERRED DEBT COSTS, net                                                   6,740           8,688
                                                                       ---------       ---------

GOODWILL, net of accumulated amortization of
  $130,229 and $126,440                                                  475,022         478,811
                                                                       ---------       ---------

OTHER INTANGIBLES, net of accumulated amortization
  of $47,246 and $45,766                                                 100,754         102,234
                                                                       ---------       ---------
                                                                       $ 637,542       $ 647,930
                                                                       =========       =========
                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of term loan                                         $   6,250       $      --
  Accounts payable                                                        14,107          15,587
  Accrued expenses                                                        13,430          14,915
  Accrued interest                                                         4,361          12,249
  Accrued and current deferred income taxes                                8,723           9,775
  Deferred revenues                                                       26,426          31,749
                                                                       ---------       ---------
      Total current liabilities                                           73,297          84,275
                                                                       ---------       ---------

PAYABLE TO PARENT COMPANY                                                  3,818           3,728
                                                                       ---------       ---------

LONG TERM DEBT:
  Term Loan and Revolving Credit Commitment,
     net of current portion                                              298,750         297,401
  11.63% Senior Subordinated Notes Due 2004                              200,000         200,000
  10.38% Senior Subordinated Notes Due 2002                                  134             134
                                                                       ---------       ---------
                                                                         498,884         497,535
                                                                       ---------       ---------

DEFERRED INCOME TAXES                                                      7,837           7,919
                                                                       ---------       ---------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDER'S EQUITY:
  Common stock, $.20 par value; 7,507 shares
     issued and outstanding                                                    2               2
  Additional paid-in capital                                              26,039          26,039
  Retained earnings                                                       27,665          28,432
                                                                       ---------       ---------
TOTAL STOCKHOLDER'S EQUITY                                                53,706          54,473
                                                                       ---------       ---------
                                                                       $ 637,542       $ 647,930
                                                                       =========       =========



       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
          For The Fiscal Quarters Ended June 29, 1998 and June 30, 1997
                                   (in 000's)


                                                                                1998           1997
                                                                              --------       --------
OPERATING REVENUES:
  Circulation                                                                 $ 62,798       $ 71,033
  Advertising                                                                    5,554          6,137
  Other                                                                          5,024          4,946
                                                                              --------       --------
                                                                                73,376         82,116
                                                                              --------       --------
OPERATING EXPENSES:
  Editorial                                                                      7,382          7,877
  Production                                                                    20,936         21,008
  Distribution, circulation and other cost of sales                             18,202         17,053
  Selling, general and administrative expenses                                   6,575          7,405
  Depreciation and amortization                                                  7,842          7,450
                                                                              --------       --------
                                                                                60,937         60,793
                                                                              --------       --------

  Operating income                                                              12,439         21,323

INTEREST EXPENSE                                                               (12,195)       (13,022)
OTHER INCOME (EXPENSE), net (Note 5)                                             4,193           (298)
                                                                              --------       --------
  Income before provision for income taxes and extraordinary charge              4,437          8,003

PROVISION FOR INCOME TAXES                                                       3,043          4,453
                                                                              --------       --------
  Income before extraordinary charge                                             1,394          3,550

EXTRAORDINARY CHARGE, net of income taxes of $1,269,
  related to early extinguishment of debt (Note 4)                               2,161             --
                                                                              --------       --------
    Net income (loss)                                                         $   (767)      $  3,550
                                                                              ========       ========




          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For The Fiscal Quarters Ended June 29, 1998 and June 30, 1997
                                   (in 000's)

                                                                                    1998             1997
                                                                                  ---------       ---------
Cash Flows from Operating Activities:
  Net income (loss)                                                               $    (767)      $   3,550
                                                                                  ---------       ---------
Adjustments to reconcile net income (loss) to net cash provided from
 (used in) operating activities -
    Extraordinary charge, net of income taxes                                         2,161              --
    Depreciation and amortization                                                     7,842           7,450
    Deferred debt cost amortization                                                     494             698
    Senior subordinated discount note accretion                                          --             190
    Decrease (increase) in -
        Receivables, net                                                             (5,150)          2,013
        Inventories                                                                      18             171
        Prepaid expenses and other                                                    3,624            (390)
    Increase (decrease) in -
        Accounts payable                                                             (1,480)         (1,003)
        Accrued expenses                                                             (9,295)         (7,448)
        Accrued and current deferred income taxes                                       135           3,138
        Deferred revenues                                                            (5,323)         (4,347)
                                                                                  ---------       ---------
          Total adjustments                                                          (6,974)            472
                                                                                  ---------       ---------

        Net cash provided from (used in) operating activities                        (7,741)          4,022
                                                                                  ---------       ---------

Capital expenditures representing net cash used in investing activities              (4,243)         (2,155)
                                                                                  ---------       ---------

Cash Flows from Financing Activities:
    Term loan and revolving credit commitment principal repayments                 (318,401)        (24,000)
    Proceeds from revolving credit commitment                                       326,000          36,000
    Repayment of senior subordinated indebtedness                                        --         (15,962)
    Payment of deferred debt costs                                                   (1,964)             --
                                                                                  ---------       ---------
        Net cash provided from (used in) financing activities                         5,635          (3,962)
                                                                                  ---------       ---------

Net Decrease in Cash and Cash Equivalents                                            (6,349)         (2,095)
Cash and Cash  Equivalents at Beginning of Period                                     7,405           8,230
                                                                                  ---------       ---------
Cash and Cash  Equivalents at End of Period                                       $   1,056       $   6,135
                                                                                  =========       =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                                                  $     194       $   1,120
    Interest                                                                         19,589          18,884



       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 29, 1998
                          (000's omitted in all tables)
                                   (unaudited)


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Media Operations, Inc., (together with its wholly-owned subsidiaries, the "Company") for the fiscal year ended March 30, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended June 29, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 29, 1999.

(2) INVENTORIES

Inventories are generally stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) cost method of valuing its inventories. If the first-in, first-out (FIFO) cost method of valuation, which approximates market value, had been used, inventories would have been greater by $4,000 and $170,000 than the amounts reported in the accompanying consolidated balance sheets for June 29 and March 30, 1998, respectively. Inventories are comprised of the following:

                                                         June 29      March 30
                                                         -------      -------
          Raw materials - paper                          $ 6,585      $ 6,573
          Finished product - paper, production
            and distribution costs of future issues        3,787        3,817
                                                         -------      -------
                                                         $10,372      $10,390
                                                         =======      =======


(3) INCOME TAXES

The Company files a consolidated Federal income tax return with its parent company, American Media, Inc., and calculates its income taxes on a separate return basis. Income taxes have been provided based upon the Company's anticipated annual income tax rate.

(4) CREDIT AGREEMENT

On June 5, 1998, the Company and a bank syndicate whose agent bank is The Chase Manhattan Corporation (the "Agent Bank" and, collectively, the "Banks") entered into an amended and restated credit agreement. The new credit agreement (the "Credit Agreement") which is comprised of a $250 million term loan commitment and a $120 million revolving credit commitment provides it with certain advantages as compared to its prior credit agreement (the "Prior Credit Agreement", together with the Credit Agreement, the "Credit Agreements") including an extension of the loan term to March 2004, reduced annual loan amortization payments and generally more favorable interest rate margins and loan covenants, among others. As of June 29, 1998 the Company had $305 million in loans under the Credit Agreement of which $55 million was borrowed under the revolving credit commitment.

As of June 29, 1998 the Company's effective interest rate on borrowings under the Credit Agreement was 7.2%. The effective rate for borrowings under the Credit Agreements averaged 7.5% for the fiscal quarter ended June 29, 1998 as compared to 7.8% on borrowings for the fiscal quarter ended June 30, 1997.

In connection with the amendment and restatement of the Credit Agreement, remaining deferred debt costs related to the Prior Credit Agreement totaling approximately $3.4 million ($2.2 million net of income taxes) were charged to extraordinary loss in the fiscal quarter ended June 1998. Costs totaling approximately $1.9 million incurred in connection with the Credit Agreement have been deferred and are being amortized to interest expense through March 2004.

(5) OTHER INCOME (EXPENSE)

Included in Other Income (Expense) in the accompanying consolidated statement of income for the fiscal quarter ended June 29, 1998 is a net gain of $4.4 million from the settlement of certain litigation related to a subsidiary of the Company which ceased operations in fiscal 1997. The settlement amount is included in Receivables, net in the accompanying consolidated balance sheet as of June 29, 1998.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

On June 5, 1998, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with its bank syndicate consisting of a $250 million term loan and a $120 million revolving credit commitment. The advantages over its then existing credit agreement (the "Prior Credit Agreement", together with the Credit Agreement, the "Credit Agreements") include an extension of the loan term to March 2004, reduced annual loan amortization payments and generally more favorable interest rate margins and loan covenants, among others.

At June 29, 1998 the Company's outstanding indebtedness under the Credit Agreement totaled $305 million of which term loan and revolving credit commitment borrowings were $250 million and $55 million, respectively. For the fiscal quarter ended June 29, 1998 the effective interest rate on borrowings under the Credit Agreements was 7.5%. The Company has entered into a three-year $100 million notional amount interest rate swap agreement expiring in November 2000 under which the Company pays a fixed rate of 5.95% and receives interest based on the three-month LIBOR rate thereby converting $100 million of the Company's variable rate debt to 5.95% (before considering the additional applicable interest margin spreads charged by the bank syndicate).

At June 29, 1998, the Company had cash and cash equivalents of $1.1 million and a working capital deficit of $45.9 million. The Company does not consider its working capital deficit to be a true measure of its liquidity position as its working capital needs typically are met by the large amounts of cash generated by its business. The Company's primary sources of liquidity are cash generated from operations and amounts available under the revolving credit commitment. Any temporary shortfalls in available cash are covered by borrowings under the Credit Agreement's revolving credit commitment which are reflected as long-term liabilities. For the fiscal quarter ended June 29, 1998, cash provided from financing activities totaling $5.6 million, together with cash on hand as of March 30, 1998 of $7.4 million, was used to fund operating activities of $7.7 million and to make capital expenditures of $4.2 million. The relatively high levels of capital expenditures for the current fiscal quarter reflects recent spending on SOAP OPERA NEWS display pockets and replacement and upgrades of the Company's information systems.

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

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. The adoption of SFAS No. 130 in the current fiscal quarter had no impact on the Company's financial position or results of operations and comprehensive income
(loss) is the same as net income (loss) for all periods presented.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED JUNE 29, 1998 VS FISCAL QUARTER ENDED JUNE 30, 1997. Total revenues were $73,376,000 for the current fiscal quarter, a decrease of $8,740,000 or 10.6% from the comparable prior year quarter. Substantially all of the revenue decrease was the result of declines in single copy sales of NATIONAL ENQUIRER and STAR as their sales have yet to return to the levels experienced before the adverse publicity associated with the death of Princess Diana.

Circulation revenues, which includes single copy and subscription sales, of $62,798,000 decreased $8,235,000 or 11.6%. Average weekly unit sales of NATIONAL ENQUIRER and STAR declined 17.7% and 9.0%, respectively. While recent trends indicate that single copy sales are improving from the lows seen in the fiscal quarter ended December 1997, management is unable to determine when and if sales will return to levels experienced prior to the August 1997 death of Princess Diana or if there will be a continuing effect on overall circulation. Decreases in average weekly circulation of 4.6% and 19.3%, respectively, for COUNTRY WEEKLY and SOAP OPERA MAGAZINE, which continues to reflect the impact of increased competition in the soap opera category, were partially offset by cover price increases that became effective during the current quarter. SOAP OPERA NEWS average weekly circulation increased 13.1% as compared to the prior year period as it continues to expand its pocket facings in retail outlets.

The Company has announced $.10 cover price increases for NATIONAL ENQUIRER and STAR to $1.49 effective with the issues dated July 7, 1998 and SOAP OPERA NEWS will increase its cover price to $2.99, the same cover price charged by its major competitors, effective with the issue dated August 18, 1998.

Subscription revenues, which represent approximately 18% of total circulation revenues, increased $346,000 or 3.2% as a result of higher subscription revenues generated by SOAP OPERA NEWS and NATIONAL ENQUIRER.

Advertising revenues of $5,554,000 decreased $583,000 or 9.5% reflecting lower levels of advertising in NATIONAL ENQUIRER and STAR partially offset by higher advertising revenues generated by COUNTRY WEEKLY. NATIONAL ENQUIRER and STAR advertising sales reflect the impact of the recent lower circulation levels resulting in reduced average revenue per page.

Operating expenses for the current fiscal quarter of $60,937,000 were flat as compared to the same prior year period total of $60,793,000 as increased distribution costs related primarily to SOAP OPERA NEWS was offset by lower editorial expenses at NATIONAL ENQUIRER and STAR and a reduction in television advertising expense of $457,000 which is included in selling, general and administrative expense.

Operating income was $12,439,000 as compared with $21,323,000 primarily as a result of the declines in single copy sales of NATIONAL ENQUIRER and STAR.

Interest expense decreased $827,000 in the current fiscal quarter to $12,195,000 from $13,022,000 in the comparable prior year period reflecting decreases in the average balance of outstanding indebtedness.

Other income totaled $4,193,000 for the current fiscal quarter as compared to an expense of $298,000 in the prior year period as the Company recorded a net gain of $4.4 million from the settlement of certain litigation related to a subsidiary of the Company which ceased operations in fiscal 1997.

The Company's effective income tax rates were 68.6% and 55.6% of income before income taxes for the fiscal quarters ended June 1998 and 1997, respectively, as compared to the federal statutory income tax rate of 35%. The higher effective tax rates result primarily from the effect of goodwill amortization which is not deductible for income tax reporting purposes.

During the fiscal quarter ended June 1998 the Company recorded an after tax extraordinary charge of $2,161,000 consisting principally of the charge-off of unamortized deferred debt costs relating to the refinancing of the Prior Credit Agreement.

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

During the fiscal quarter ended June 29, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereto duly authorized.

                                             AMERICAN MEDIA OPERATIONS, INC.
                                             Registrant



Date: August 7, 1998                         By /s/ RICHARD W. PICKERT
                                                -------------------------
                                                Richard W. Pickert
                                                Senior Vice President
                                                Chief Financial Officer