Form 10-Q
period 1998-09-28
AMERICAN MEDIA OPERATIONS INC
filed 1998-11-09
CIK 853927

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 28, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11112




                         AMERICAN MEDIA OPERATIONS, INC.

           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                         59-2094424
(State or other jurisdiction of                (IRS Employee Identification No.)
incorporation or organization)


600 East Coast Avenue, Lantana, Florida                    33464-0002
(Address of principal executive offices)                   (Zip Code)


        Registrant's telephone number, including area code (561) 540-1000



  American Media, Inc. (1) HAS FILED all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) HAS BEEN subject to such filing requirements for the past 90 days.

As of November 9, 1998 there were 7,507 shares of common stock outstanding.

================================================================================

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                               SEPTEMBER 28, 1998



                                                                                 PAGE(S)
                                                                                 -------
                                 PART I. FINANCIAL INFORMATION
       Item 1. Financial Statements -
       Consolidated Balance Sheets.........................................        3
       Consolidated Statements of Income...................................        4
       Consolidated Statements of Cash Flows...............................        5
       Notes to Consolidated Financial Statements..........................      6 - 7

       Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................      8 - 10

                                   PART II. OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K............................        11

       Signature...........................................................        12

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      AS OF SEPTEMBER 28 AND MARCH 30, 1998
                    (IN 000'S, EXCEPT PER SHARE INFORMATION)

                                                                                SEPTEMBER 28   MARCH 30
                                                                                ------------   --------
                                                                                (Unaudited)
                                             ASSETS
     CURRENT ASSETS:
       Cash and cash equivalents                                                 $   5,249    $   7,405
       Receivables, net                                                              9,660        7,852
       Inventories                                                                   9,987       10,390
       Prepaid expenses and other                                                    2,922        6,551
                                                                                 ---------    ---------
           Total current assets                                                     27,818       32,198
                                                                                 ---------    ---------

     PROPERTY AND EQUIPMENT, at cost:
       Land and buildings                                                            4,039        4,039
       Machinery, fixtures and equipment                                            20,932       18,447
       Display racks                                                                22,328       21,662
                                                                                 ---------    ---------
                                                                                    47,299       44,148
       Less - accumulated depreciation                                             (18,881)     (18,149)
                                                                                 ---------    ---------
                                                                                    28,418       25,999
                                                                                 ---------    ---------

     DEFERRED DEBT COSTS, net                                                        6,403        8,688
                                                                                 ---------    ---------

     GOODWILL, net of accumulated amortization of $134,018 and $126,440            471,233      478,811
                                                                                 ---------    ---------

     OTHER INTANGIBLES, net of accumulated amortization of $48,726 and $45,766      99,274      102,234
                                                                                 ---------    ---------
                                                                                 $ 633,146    $ 647,930
                                                                                 =========    =========

                            LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES:
       Current portion of term loan                                              $  12,500    $      --
       Accounts payable                                                             12,247       15,587
       Accrued expenses                                                             15,098       14,915
       Accrued interest                                                             10,024       12,249
       Accrued and current deferred income taxes                                     6,130        9,775
       Deferred revenues                                                            27,104       31,749
                                                                                 ---------    ---------
           Total current liabilities                                                83,103       84,275
                                                                                 ---------    ---------

     PAYABLE TO PARENT COMPANY                                                       3,602        3,728
                                                                                 ---------    ---------

     LONG TERM DEBT:
       Term Loan and Revolving Credit Commitment, net of current portion           284,500      297,401
       11.63% Senior Subordinated Notes Due 2004                                   200,000      200,000
       10.38% Senior Subordinated Notes Due 2002                                       134          134
                                                                                 ---------    ---------
                                                                                   484,634      497,535
                                                                                 ---------    ---------

     DEFERRED INCOME TAXES                                                           7,755        7,919
                                                                                 ---------    ---------

     CONTINGENCIES (NOTE 6)

     STOCKHOLDER'S EQUITY:
       Common stock, $.20 par value; 7,507 shares issued and outstanding                 2            2
       Additional paid-in capital                                                   26,039       26,039
       Retained earnings                                                            28,011       28,432
                                                                                 ---------    ---------
     TOTAL STOCKHOLDER'S EQUITY                                                     54,052       54,473
                                                                                 ---------    ---------
                                                                                 $ 633,146    $ 647,930
                                                                                 =========    =========




   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                   (IN 000'S)

                                                            FISCAL QUARTER ENDED          TWO FISCAL QUARTERS ENDED
                                                        ----------------------------   ------------------------------
                                                        SEPTEMBER 28,  SEPTEMBER 29,   SEPTEMBER 28,    SEPTEMBER 29,
                                                            1998           1997            1998             1997
                                                        -------------  -------------   -------------    -------------
OPERATING REVENUES:
  Circulation                                            $  62,153       $  68,236       $ 124,951       $ 139,269
  Advertising                                                5,138           5,832          10,692          11,969
  Other                                                      5,247           5,541          10,271          10,487
                                                         ---------       ---------       ---------       ---------
                                                            72,538          79,609         145,914         161,725
                                                         ---------       ---------       ---------       ---------
OPERATING EXPENSES:
  Editorial                                                  7,284           7,870          14,666          15,747
  Production                                                19,586          20,798          40,522          41,806
  Distribution, circulation and other cost of sales         17,064          16,128          35,266          33,181
  Selling, general and administrative expenses               6,187           6,519          12,762          13,924
  Depreciation and amortization                              7,966           7,489          15,808          14,939
                                                         ---------       ---------       ---------       ---------
                                                            58,087          58,804         119,024         119,597
                                                         ---------       ---------       ---------       ---------

  Operating income                                          14,451          20,805          26,890          42,128

INTEREST EXPENSE                                           (11,742)        (12,712)        (23,937)        (25,734)
OTHER INCOME (EXPENSE), net  (Note 5)                          (42)           (561)          4,151            (859)
                                                         ---------       ---------       ---------       ---------
  Income before provision for income taxes
    and extraordinary charge                                 2,667           7,532           7,104          15,535

PROVISION FOR INCOME TAXES                                   2,321           4,170           5,364           8,623
                                                         ---------       ---------       ---------       ---------
 Income before extraordinary charge                            346           3,362           1,740           6,912

EXTRAORDINARY CHARGE, net of income taxes of
$1,269, related to early
  extinguishment of debt (Note 4)                               --              --           2,161              --
                                                         ---------       ---------       ---------       ---------

    Net income (loss)                                    $     346       $   3,362       $    (421)      $   6,912
                                                         =========       =========       =========       =========










   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE TWO FISCAL QUARTERS ENDED SEPTEMBER 28, 1998 AND SEPTEMBER 29, 1997
                                   (IN 000'S)



                                                                           SEPTEMBER 28, 1998  SEPTEMBER 29, 1997
                                                                           ------------------  ------------------
Cash Flows from Operating Activities:
  Net income (loss)                                                             $    (421)         $   6,912
                                                                                ---------          ---------
Adjustments to reconcile net income (loss) to net cash provided from operating activities -
    Extraordinary charge, net of income taxes                                       2,161                 --
    Depreciation and amortization                                                  15,808             14,939
    Deferred debt cost amortization                                                   831              1,381
    Senior subordinated discount note accretion                                        --                190
    Decrease (increase) in -
        Receivables, net                                                           (1,808)             3,567
        Inventories                                                                   403              2,087
        Prepaid expenses and other                                                  3,629               (736)
    Increase (decrease) in -
        Accounts payable                                                           (3,340)             1,972
        Accrued expenses                                                           (2,180)             2,260
        Accrued and current deferred income taxes                                  (2,540)            (1,289)
        Deferred revenues                                                          (4,645)            (4,597)
                                                                                ---------          ---------
          Total adjustments                                                         8,319             19,774
                                                                                ---------          ---------

        Net cash provided from operating activities                                 7,898             26,686
                                                                                ---------          ---------

Capital expenditures representing net cash used in investing activities            (7,689)            (4,043)
                                                                                ---------          ---------

Cash Flows from Financing Activities:
    Term loan and revolving credit commitment principal repayments               (334,401)           (73,684)
    Proceeds from revolving credit commitment                                     334,000             66,000
    Repayment of senior subordinated indebtedness                                      --            (15,962)
    Payment of deferred debt costs                                                 (1,964)                --
                                                                                ---------          ---------
        Net cash used in financing activities                                      (2,365)           (23,646)
                                                                                ---------          ---------

Net Decrease in Cash and Cash Equivalents                                          (2,156)            (1,003)
Cash and Cash Equivalents at Beginning of Period                                    7,405              8,230
                                                                                ---------          ---------
Cash and Cash Equivalents at End of Period                                      $   5,249          $   7,227
                                                                                =========          =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                                                $   5,118          $   9,636
    Interest                                                                       25,331             21,699











The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 1998
                          (000'S OMITTED IN ALL TABLES)
                                   (UNAUDITED)




(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Media Operations, Inc., (together with its subsidiaries, the "Company") for the fiscal year ended March 30, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the fiscal periods ended September 28, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 29, 1999.

(2) INVENTORIES

Inventories are generally stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) cost method of valuing its inventories. If the first-in, first-out (FIFO) cost method of valuation, which approximates market value, had been used, inventories would have been greater by $422,000 and $170,000 than the amounts reported in the accompanying consolidated balance sheets for September 28 and March 30, 1998, respectively. Inventories are comprised of the following:

                                                September 28     March 30
                                               --------------   ----------
Raw materials - paper                             $ 5,877         $ 6,573
Finished product - paper, production
  and distribution costs of future issues           4,110           3,817
                                                  -------         -------
                                                  $ 9,987         $10,390
                                                  =======         =======


(3) INCOME TAXES

The Company files a consolidated Federal income tax return with its parent company, American Media, Inc., and calculates its income taxes on a separate return basis. Income taxes have been provided based upon the Company's anticipated effective annual income tax rate.

(4) CREDIT AGREEMENT

On June 5, 1998, the Company and a bank syndicate whose agent bank is The Chase Manhattan Corporation (the "Agent Bank" and, collectively, the "Banks") entered into an amended and restated credit agreement. The new credit agreement (the "Credit Agreement") which is comprised of a $250 million term loan commitment and a $120 million revolving credit commitment provides it with certain advantages as compared to its prior credit agreement (the "Prior Credit Agreement", together with the Credit Agreement, the "Credit Agreements") including an extension of the loan term to March 2004, reduced annual loan amortization payments and generally more favorable interest rate margins and loan covenants, among others. As of September 28, 1998 the Company had $297 million in loans under the Credit Agreement of which $47 million was borrowed under the revolving credit commitment.

As of September 28, 1998 the Company's effective interest rate on borrowings under the Credit Agreement was 7.4%. The effective rate for borrowings under the Credit Agreement averaged 7.4% for the fiscal quarter ended September 28, 1998 as compared to 7.8% on borrowings for the fiscal quarter ended September 29, 1997. For the two fiscal quarters ended September 28, 1998, the effective rate was 7.5% as compared to 7.8% for the same prior year period.

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

(5) OTHER INCOME (EXPENSE)

Included in Other Income (Expense), net in the accompanying consolidated statement of income for the two fiscal quarters ended September 28, 1998 is a net gain of $4.4 million from the settlement of certain litigation related to a subsidiary of the Company which ceased operations in fiscal 1997.

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

(7) RECENT PRONOUNCEMENTS

The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" effective with the current fiscal year. SFAS No. 130 defines comprehensive income as a measure of all changes in equity of an enterprise during a period that result from transactions and other economic events of the period other than transactions with owners. The adoption of this pronouncement did not have an impact on the Company's financial position or results of operations for any period presented.

In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivatives, requiring recognition as either assets or liabilities on the balance sheet and measurement at fair value. The Company plans to adopt this statement in fiscal 2001. The Company has not yet determined the effect adoption of this statement will have on the Company's consolidated financial position, results of operations or cash flows.

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

At September 28, 1998 the Company's outstanding indebtedness under the Credit Agreement totaled $297 million of which term loan and revolving credit commitment borrowings were $250 million and $47 million, respectively. For the two fiscal quarters ended September 28, 1998 the effective interest rate on borrowings under the Credit Agreements was 7.5%. The Company has entered into a three-year $100 million notional amount interest rate swap agreement expiring in November 2000 under which the Company pays a fixed rate of 5.95% and receives interest based on the three-month LIBOR rate thereby converting $100 million of the Company's variable rate debt to 5.95% (before considering the additional applicable interest margin spreads charged under the Credit Agreeement).

At September 28, 1998, the Company had cash and cash equivalents of $5.2 million and a working capital deficit of $55.3 million. The Company does not consider its working capital deficit to be a true measure of its liquidity position as its working capital needs typically are met by the large amounts of cash generated by its business. The Company's primary sources of liquidity are cash generated from operations and amounts available under the revolving credit commitment. Any temporary shortfalls in available cash are covered by borrowings under the Credit Agreement's revolving credit commitment which are reflected as long-term liabilities. For the two fiscal quarters ended September 28, 1998, cash provided from financing activities totaling $7.9 million was used primarily to fund capital expenditures totaling $7.7 million. The relatively high levels of capital expenditures for the current two fiscal quarters reflects recent spending on SOAP OPERA NEWS display pockets and replacement and upgrades of the Company's information systems.

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

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED SEPTEMBER 28, 1998 VS FISCAL QUARTER ENDED SEPTEMBER 29, 1997. Total revenues were $72,538,000 for the current fiscal quarter, a decrease of $7,071,000 or 8.9% from the comparable prior year quarter. Substantially all of the revenue decrease was the result of declines in single copy sales of NATIONAL ENQUIRER and STAR as their sales have yet to return to the levels experienced before the adverse publicity associated with the death of Princess Diana.

Circulation revenues, which include single copy and subscription sales, of $62,153,000 decreased $6,083,000 or 8.9%. Average weekly unit sales of NATIONAL ENQUIRER and STAR declined 10.5% and 15.0%, respectively, reflecting the continued weakness in sales experienced after the August 1997 death of Princess Diana. While trends indicate that single copy sales continue to improve from the lows seen in the fiscal quarter ended December 1997, management is unable to determine when and if sales will return to the levels seen in the comparable prior year periods. Revenue declines caused by the fall in circulation were partially offset by $.10 cover price increases for NATIONAL ENQUIRER and STAR to $1.49 effective with the issues dated July 7, 1998. Decreases in average weekly circulation of 15.8% and 14.9%, respectively, for SOAP OPERA MAGAZINE and SOAP OPERA NEWS reflect the impact of increased competition in the soap opera category, particularly in the number of weekly publications offered for sale during the past one to two years. SOAP OPERA NEWS increased its cover price from $1.99 to $2.99, the same cover price charged by its major digest-size competitors, effective with the issue dated August 18, 1998. COUNTRY

WEEKLY saw its average weekly circulation decrease 13.1% as compared to the same prior year period reflecting overall weakness in the category which has resulted in the recent folding of two similar content publications. It is unknown what impact these events will have on the future circulation levels of COUNTRY WEEKLY.

Circulation has also been negatively impacted by the recent industry-wide weakness in overall response rates to agency-sold subscriptions as a result of adverse publicity and litigation relating to certain major agencies. As a result, subscription revenues, which represented approximately 16% of total circulation revenues in the current fiscal quarter, decreased $363,000 or 3.4%.

Advertising revenues of $5,138,000 decreased $694,000 or 11.9% reflecting both fewer national ad pages and reduced average revenue per page in NATIONAL ENQUIRER and STAR resulting from recent declines in circulation levels.

Operating expenses for the current fiscal quarter of $58,087,000 were down slightly as compared to the same prior year period total of $58,084,000. Increased distribution expenses, related primarily to higher in-store display costs, were offset by lower production costs due to reduced press runs for the Company's publications as compared to the prior year period. The decrease in editorial expense is attributable largely to cost control efforts at NATIONAL ENQUIRER and STAR. Depreciation and amortization expense increased over the prior year period reflecting depreciation related to SOAP OPERA NEWS display pockets and replacement and upgrades of the Company's information systems.

Operating income was $14,451,000 as compared with $20,805,000 primarily as a result of the declines in single copy sales of NATIONAL ENQUIRER and STAR.

Interest expense decreased $970,000 in the current fiscal quarter to $11,742,000 from $12,712,000 in the comparable prior year period reflecting decreases in the average balance of outstanding indebtedness as well as lower amounts of deferred debt cost amortization related to the Credit Agreement.

The Company's effective income tax rates were 87.0% and 55.4% of income before income taxes for the fiscal quarters ended September 1998 and 1997, respectively, as compared to the federal statutory income tax rate of 35%. The higher effective tax rates result primarily from the effect of goodwill amortization that is not deductible for income tax reporting purposes.

TWO FISCAL QUARTERS ENDED SEPTEMBER 28, 1998 VS TWO FISCAL QUARTERS ENDED SEPTEMBER 29, 1997. Total revenues were $145,914,000 for the current two fiscal quarters, a decrease of $15,811,000 or 9.8% from the comparable prior year quarter. Substantially all of the revenue decrease was the result of declines in single copy sales of NATIONAL ENQUIRER and STAR as their sales have yet to return to the levels experienced before the adverse publicity associated with the death of Princess Diana.

Circulation revenues, which include single copy and subscription sales, of $124,951,000 decreased $14,318,000 or 10.3%. Average weekly unit sales of NATIONAL ENQUIRER and STAR declined 14.3% and 12.5%, respectively, reflecting the continued weakness in sales of these publications experienced after the August 1997 death of Princess Diana. While trends indicate that single copy sales continue to improve from the lows seen in the fiscal quarter ended December 1997, management is unable to determine when and if sales will return to the levels seen in the comparable prior year periods. Revenue declines caused by the fall in circulation were partially offset by $.10 cover price increases for NATIONAL ENQUIRER and STAR to $1.49 effective with the issues dated July 7, 1998. Decreases in average weekly circulation of 17.5% and 1.8%, respectively, for SOAP OPERA MAGAZINE and SOAP OPERA NEWS reflect the impact of increased competition in the soap opera category, particularly in the number of weekly publications offered for sale during the past one to two years. SOAP OPERA NEWS increased its cover price from $1.99 to $2.99, the same cover price charged by its major digest-size competitors, effective with the issue dated August 18, 1998. COUNTRY WEEKLY saw its average weekly circulation decrease 9.0% as compared to the same prior year period reflecting overall weakness in the category which has resulted in the recent folding of two similar content publications. It is unknown what impact these events will have on the future circulation levels of COUNTY WEEKLY.

Subscription unit sales and revenues were flat for the current two fiscal quarters as compared to the same prior year period as subscription sales generated by SOAP OPERA NEWS offset declines in certain of the Company's other publications. Subscription unit sales have been negatively impacted by the recent industry-wide weakness in overall response rates to agency-sold subscriptions as a result of adverse publicity and litigation relating to certain major agencies.

Advertising revenues of $10,692,000 decreased $1,277,000 or 10.7% reflecting both fewer national ad pages and reduced average revenue per page in NATIONAL ENQUIRER and STAR resulting from recent declines in circulation levels.

Operating expenses for the current two fiscal quarters of $119,024,000 were down slightly as compared to the same prior year period total of $119,597,000. Increased distribution expenses, related primarily to higher in-store display costs, were offset by lower production costs due to reduced press runs for the Company's publications as compared to the prior year period. The decrease in editorial expense is attributable largely to cost control efforts at NATIONAL ENQUIRER and STAR. Depreciation and amortization expense increased over the prior year period reflecting depreciation related to SOAP OPERA NEWS display pockets and replacement and upgrades of the Company's information systems.

Operating income was $26,890,000 as compared with $42,128,000 primarily as a result of the declines in single copy sales of NATIONAL ENQUIRER and STAR.

Interest expense decreased $1,797,000 in the current two fiscal quarters to $23,937,000 from $25,734,000 in the comparable prior year period reflecting decreases in the average balance of outstanding indebtedness as well as lower amounts of deferred debt cost amortization related to the Credit Agreement.

The Company's effective income tax rates were 75.5% and 55.5% of income before income taxes for the two fiscal quarters ended September 1998 and 1997, respectively, as compared to the federal statutory income tax rate of 35%. The higher effective tax rates result primarily from the effect of goodwill amortization that is not deductible for income tax reporting purposes.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         Exhibit 27.......... Financial Data Schedule (for SEC use only)

During the fiscal quarter ended September 28, 1998, the Company filed no reports on Form 8-K.

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


                                              AMERICAN MEDIA OPERATIONS, INC.
                                              -------------------------------
                                              Registrant


Date: November 9, 1998                        By /s/ RICHARD W. PICKERT
                                                 -------------------------
                                                 Richard W. Pickert
                                                 Senior Vice President
                                                 Chief Financial Officer