Form 10-Q
period 1998-12-28
AMERICAN MEDIA OPERATIONS INC
filed 1999-02-10
CIK 853927

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 28, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11112




                         AMERICAN MEDIA OPERATIONS, INC.

           (Exact name of the registrant as specified in its charter)
           ----------------------------------------------------------

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

  As of February 10, 1999 there were 7,507 shares of common stock outstanding.



================================================================================

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                DECEMBER 28, 1998




                                                                       PAGE(S)
                                                                      ---------

                      PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements -
       Consolidated Balance Sheets...................................     3
       Consolidated Statements of Income.............................     4
       Consolidated Statements of Cash Flows.........................     5
       Notes to Consolidated Financial Statements....................   6 - 7

       Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................  8 - 11

                       PART II. OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K......................    12

       Signature.....................................................    13

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      AS OF DECEMBER 28 AND MARCH 30, 1998
                    (IN 000'S, EXCEPT PER SHARE INFORMATION)

                                                                          DECEMBER 28     MARCH 30
                                                                          -----------    ----------
                                             ASSETS                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                 $   7,502    $   7,405
  Receivables, net                                                             10,373        7,852
  Inventories                                                                  11,045       10,390
  Prepaid expenses and other                                                    2,882        6,551
                                                                            ---------    ---------
      Total current assets                                                     31,802       32,198
                                                                            ---------    ---------

PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                                            4,039        4,039
  Machinery, fixtures and equipment                                            21,436       18,447
  Display racks                                                                23,699       21,662
                                                                            ---------    ---------
                                                                               49,174       44,148
  Less - accumulated depreciation                                             (19,701)     (18,149)
                                                                            ---------    ---------
                                                                               29,473       25,999
                                                                            ---------    ---------

DEFERRED DEBT COSTS, net                                                        6,065        8,688
                                                                            ---------    ---------

GOODWILL, net of accumulated amortization of $137,806 and $126,440            467,445      478,811
                                                                            ---------    ---------

OTHER INTANGIBLES, net of accumulated amortization of $50,206 and $45,766      97,794      102,234
                                                                            ---------    ---------
                                                                            $ 632,579    $ 647,930
                                                                            =========    =========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of term loan                                              $  18,750    $      --
  Accounts payable                                                             19,433       15,587
  Accrued expenses                                                             15,020       14,915
  Accrued interest                                                              4,685       12,249
  Accrued and current deferred income taxes                                     7,822        9,775
  Deferred revenues                                                            26,817       31,749
                                                                            ---------    ---------
      Total current liabilities                                                92,527       84,275
                                                                            ---------    ---------

PAYABLE TO PARENT COMPANY                                                       3,618        3,728
                                                                            ---------    ---------

LONG TERM DEBT:

  Term Loan and Revolving Credit Commitment, net of current portion           273,250      297,401
  11.63% Senior Subordinated Notes Due 2004                                   200,000      200,000
  10.38% Senior Subordinated Notes Due 2002                                       134          134
                                                                            ---------    ---------
                                                                              473,384      497,535
                                                                            ---------    ---------

DEFERRED INCOME TAXES                                                           7,673        7,919
                                                                            ---------    ---------

CONTINGENCIES (NOTE 6)

STOCKHOLDER'S EQUITY:

  Common stock, $.20 par value; 7,507 shares issued and outstanding                 2            2
  Additional paid-in capital                                                   26,039       26,039
  Retained earnings                                                            29,336       28,432
                                                                            ---------    ---------
TOTAL STOCKHOLDER'S EQUITY                                                     55,377       54,473
                                                                            ---------    ---------
                                                                            $ 632,579    $ 647,930
                                                                            =========    =========



       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                   (IN 000'S)

                                                          FISCAL QUARTER ENDED         THREE FISCAL QUARTERS ENDED
                                                       ----------------------------    ----------------------------
                                                        DECEMBER 28,   DECEMBER 29,    DECEMBER 28,    DECEMBER 29,
                                                           1998            1997            1998            1997
                                                       ------------    ------------    ------------   -------------
OPERATING REVENUES:
  Circulation                                            $  64,572       $  62,617       $ 189,523       $ 201,886
  Advertising                                                6,190           5,829          16,882          17,798
  Other                                                      5,507           5,634          15,778          16,121
                                                         ---------       ---------       ---------       ---------
                                                            76,269          74,080         222,183         235,805
                                                         ---------       ---------       ---------       ---------
OPERATING EXPENSES:
  Editorial                                                  7,174           7,255          21,840          23,002
  Production                                                20,250          20,353          60,772          62,159
  Distribution, circulation and other cost of sales         16,881          17,020          52,147          50,201
  Selling, general and administrative expenses               7,020           6,873          19,782          20,797
  Depreciation and amortization                              8,186           7,632          23,994          22,571
                                                         ---------       ---------       ---------       ---------
                                                            59,511          59,133         178,535         178,730
                                                         ---------       ---------       ---------       ---------

  Operating income                                          16,758          14,947          43,648          57,075

INTEREST EXPENSE                                           (11,638)        (12,444)        (35,575)        (38,178)
OTHER INCOME (EXPENSE), net  (Note 5)                         (651)             29           3,500            (830)
                                                         ---------       ---------       ---------       ---------
  Income before provision for income taxes
    and extraordinary charge                                 4,469           2,532          11,573          18,067

PROVISION FOR INCOME TAXES                                   3,144           2,267           8,508          10,890
                                                         ---------       ---------       ---------       ---------
 Income before extraordinary charge                          1,325             265           3,065           7,177

EXTRAORDINARY  CHARGE, net of income taxes of
$1,269, related to early
  extinguishment of debt (Note 4)                               --              --           2,161              --
                                                         ---------       ---------       ---------       ---------

    Net income                                           $   1,325       $     265       $     904       $   7,177
                                                         =========       =========       =========       =========














       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THREE FISCAL QUARTERS ENDED DECEMBER 28, 1998 AND DECEMBER 29, 1997
                                   (IN 000'S)

                                                                            DECEMBER 28,   DECEMBER 29,
                                                                                1998          1997
                                                                            -----------    -------------
Cash Flows from Operating Activities:
  Net income                                                                 $     904       $   7,177
                                                                             ---------       ---------
Adjustments to reconcile net income to net cash provided from operating activities -
    Extraordinary charge, net of income taxes                                    2,161              --
    Depreciation and amortization                                               23,994          22,571
    Deferred debt cost amortization                                              1,169           2,053
    Senior subordinated discount note accretion                                     --             190
    Decrease (increase) in -
        Receivables, net                                                        (2,521)            917
        Inventories                                                               (655)          4,609
        Prepaid expenses and other                                               3,669          (1,255)
    Increase (decrease) in -
        Accounts payable                                                         3,846          11,638
        Accrued expenses                                                        (7,580)         (4,944)
        Accrued and current deferred income taxes                                 (931)         (3,850)
        Deferred revenues                                                       (4,932)         (4,770)
                                                                             ---------       ---------
          Total adjustments                                                     18,220          27,159
                                                                             ---------       ---------

        Net cash provided from operating activities                             19,124          34,336
                                                                             ---------       ---------

Capital expenditures representing net cash used in investing activities        (11,662)         (7,151)
                                                                             ---------       ---------

Cash Flows from Financing Activities:
    Term loan and revolving credit commitment principal repayments            (353,401)        (96,184)
    Proceeds from revolving credit commitment                                  348,000          80,500
    Repayment of senior subordinated indebtedness                                   --         (15,962)
    Payment of deferred debt costs                                              (1,964)           (300)
                                                                             ---------       ---------
        Net cash used in financing activities                                   (7,365)        (31,946)
                                                                             ---------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                97          (4,761)
Cash and Cash Equivalents at Beginning of Period                                 7,405           8,230
                                                                             ---------       ---------
Cash and Cash Equivalents at End of Period                                   $   7,502       $   3,469
                                                                             =========       =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                                             $   6,588       $  14,143
    Interest                                                                    41,970          40,309











       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 28, 1998
                          (000'S OMITTED IN ALL TABLES)
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Media Operations, Inc., (together with its subsidiaries, the "Company") for the fiscal year ended March 30, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the fiscal periods ended December 28, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 29, 1999.

(2) INVENTORIES

Inventories are generally stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) cost method of valuing its inventories. If the first-in, first-out (FIFO) cost method of valuation, which approximates market value, had been used, inventories would have been greater by $281,000 and $170,000 than the amounts reported in the accompanying consolidated balance sheets for December 28 and March 30, 1998, respectively. Inventories are comprised of the following:

                                                       December 28     March 30
                                                      ------------    ----------
Raw materials - paper                                     $ 7,215        $ 6,573
Finished product - paper, production
  and distribution costs of future issues                   3,830          3,817
                                                      -----------     ----------
                                                          $11,045        $10,390
                                                      ===========     ==========


(3) INCOME TAXES

The Company files a consolidated Federal income tax return with its parent company, American Media, Inc., and calculates its income taxes on a separate return basis. Income taxes have been provided based upon the Company's anticipated effective annual income tax rate.

(4) CREDIT AGREEMENT

On June 5, 1998, the Company and a bank syndicate whose agent bank is The Chase Manhattan Corporation (the "Agent Bank" and, collectively, the "Banks") entered into an amended and restated credit agreement. The new credit agreement (the "Credit Agreement") which is comprised of a $250 million term loan commitment and a $120 million revolving credit commitment provides it with certain advantages as compared to its prior credit agreement (the "Prior Credit Agreement", together with the Credit Agreement, the "Credit Agreements") including an extension of the loan term to March 2004, reduced annual loan amortization payments and generally more favorable interest rate margins and loan covenants, among others. As of December 28, 1998 the Company had $292 million in loans under the Credit Agreement of which $42 million was borrowed under the revolving credit commitment.

As of December 28, 1998 the Company's effective interest rate on borrowings under the Credit Agreement was 7.0%. The effective rate for borrowings under the Credit Agreement averaged 7.2% for the fiscal quarter ended December 28, 1998 as compared to 7.7% on borrowings for the fiscal quarter ended December 29, 1997. For the three fiscal quarters ended December 28, 1998, the effective rate was 7.6% as compared to 7.8% for the same prior year period.

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

(5) OTHER INCOME (EXPENSE), NET

Included in Other Income (Expense), net in the accompanying consolidated statement of income for the three fiscal quarters ended December 28, 1998 is a net gain of $4.4 million from the settlement of certain litigation related to a subsidiary of the Company which ceased operations in fiscal 1997.

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

(7) RECENT PRONOUNCEMENTS

The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" effective with the current fiscal year. SFAS No. 130 defines comprehensive income as a measure of all changes in equity of an enterprise during a period that result from transactions and other economic events of the period other than transactions with owners. For all periods presented comprehensive income is the same as net income.

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

(8) SUBSEQUENT EVENT

On February 3, 1999 the Company sold certain of the trademarks and publishing assets of SOAP OPERA MAGAZINE and SOAP OPERA NEWS to Primedia, Inc. ("Primedia") for $10 million in cash and the assumption by Primedia of the publications' deferred subscription liability. The Company may be entitled to receive additional cash payments from Primedia over the next four years under the terms of the purchase agreement.

The Company has ceased publication of SOAP OPERA MAGAZINE and SOAP OPERA NEWS effective with the issues dated February 16, 1999.

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

At December 28, 1998 the Company's outstanding indebtedness under the Credit Agreement totaled $292 million of which term loan and revolving credit commitment borrowings were $250 million and $42 million, respectively. For the three fiscal quarters ended December 28, 1998 the effective interest rate on borrowings under the Credit Agreements was 7.6%. The Company has entered into a three-year $100 million notional amount interest rate swap agreement expiring in November 2000 under which the Company pays a fixed rate of 5.95% and receives interest based on the three-month LIBOR rate thereby converting $100 million of the Company's variable rate debt to 5.95% (before considering the additional applicable interest margin spreads charged under the Credit Agreement).

At December 28, 1998, the Company had cash and cash equivalents of $7.5 million and a working capital deficit of $60.7 million. The Company does not consider its working capital deficit to be a true measure of its liquidity position as its working capital needs typically are met by the large amounts of cash generated by its business. The Company's primary sources of liquidity are cash generated from operations and amounts available under the revolving credit commitment. Any temporary shortfalls in available cash are covered by borrowings under the Credit Agreement's revolving credit commitment which are reflected as long-term liabilities. For the three fiscal quarters ended December 28, 1998, cash provided from operating activities totaling $19.1 million was used primarily to fund capital expenditures totaling $11.7 million and to reduce borrowings outstanding under the Credit Agreements totaling $5.4 million. The relatively high levels of capital expenditures for the current three fiscal quarters reflects recent spending on SOAP OPERA NEWS display pockets and replacement and upgrades of the Company's information systems.

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

RESULTS OF OPERATIONS

OPERATING REVENUES

CIRCULATION REVENUES. Circulation revenues which are comprised of single copy (or newsstand) and subscription sales increased $1,955,000 or 3.1% and decreased $12,363,000 or 6.1%, respectively, for the quarter and nine months ended December 28, 1998 compared to the quarter and nine months ended December 27, 1997. Substantially all of the decrease in circulation revenues for the current nine month period was related to declines in single copy sales of NATIONAL ENQUIRER and STAR resulting from adverse publicity associated with the August 1997 death of Princess Diana. Circulation revenues for the current fiscal year periods were positively impacted by cover price increases for NATIONAL ENQUIRER and STAR ($.10 to $1.49 on July 7, 1998), SOAP OPERA NEWS ($1.00 to $2.99 on August 18, 1998) and WEEKLY WORLD NEWS ($.14 to $1.39 on September 1, 1998).

Average weekly single copy sales for NATIONAL ENQUIRER and STAR, excluding sales estimate revisions, increased by 7.3% and 2.7%, respectively, for the current quarter as compared to the same prior year quarter. For the nine month period ended December 28, 1998 average weekly single copy sales for both NATIONAL ENQUIRER and STAR decreased by 12.5% as compared to the same prior year period reflecting the negative impact on sales caused by the adverse publicity related to the death of Princess Diana. While single copy unit sales for these two publications have improved from the low levels experienced in the months immediately after her death they have not returned to the prior levels. The Company is currently testing both fifteen and thirty seconds long television commercials in selected markets; preliminary plans are to undertake a national television advertising campaign during the next fiscal year.

Decreases in average weekly circulation of 25.3% and 13.6% for SOAP OPERA MAGAZINE and SOAP OPERA NEWS, respectively, in the current quarter as compared to the same prior year quarter reflects the impact of increased competition in the soap opera category. For the current and prior year nine month periods, average weekly circulation declines for SOAP OPERA MAGAZINE and SOAP OPERA NEWS were 19.9% and 5.4%, respectively. Competition has been impacted primarily by an increase in the number of weekly publications offered for sale during the past several years.

COUNTRY WEEKLY'S average weekly circulation decreased 13.3% and 10.4% for the quarter and nine months ended December 28, 1998, respectively as compared to the same prior year periods reflecting overall weakness in the category which has resulted in the recent folding of a competitive title. In order to take advantage of the opportunity to increase its subscription base COUNTRY WEEKLY will engage in a direct mail campaign during the fourth fiscal quarter. In addition, effective with the issue dated March 2, 1999, the publication will increase to 60 pages from the current 56, upgrade the quality of certain of its pages as a means of attracting more national advertising and increase its cover price to $1.99 from $1.79.

Subscription revenues, which represent approximately 16% to 17% of circulation revenues, remained flat for the current fiscal periods when compared to the same prior year periods. One method of increasing the subscription bases of the Company's publications has been to offer discounted subscriptions through an agent. Recent adverse publicity from litigation initiated by several states against certain agents has resulted in weaker responses than are typically expected from the discounted subscription offers. However, because discounted subscriptions are not profitable until they are renewed at full price, a lower response rate should have no immediate adverse effect on the Company's result of operations. It is unknown what the potential long term impact would be on subscription levels and profitability should response rates remain weak.

ADVERTISING REVENUES. Advertising revenues for the current quarter increased $361,000 or 6.2% as compared to the same prior year quarter as higher levels of national advertising in NATIONAL ENQUIRER and STAR more than offset decreases in classified advertising. Based upon insertion orders received to date for the quarter ending March 29, 1999 it appears that the more favorable outlook for national advertising in NATIONAL ENQUIRER and STAR will continue for at least the remainder of fiscal 1999. For the nine month period ended December 28,1998 advertising revenues decreased by $916,000 or 5.1% as compared to the same prior year period due primarily to declines in classified advertising and, to a lesser extent, national advertising in NATIONAL ENQUIRER and STAR.

OPERATING EXPENSES

Total operating expenses for the quarter and the nine month period ended December 28, 1998 were flat when compared to the same prior year periods. Editorial costs for current three fiscal quarters decreased by $1,162,000 reflecting cost control efforts of the editorial departments at NATIONAL ENQUIRER and STAR. Lower production costs of $1,387,000 for the nine months ended December 28, 1998 as compared to the prior year period resulted primarily from reduced press runs of SOAP OPERA NEWS; this decrease partially offset an increase in distribution, circulation and other cost of sales of $1,946,000 related to higher in-store display expenses of which SOAP OPERA NEWS represented a majority of the increase. Depreciation and amortization expense increased for the quarter and the nine month period ended December 28, 1998 by $554,000 and $1,423,000, respectively, compared to the quarter and nine month period ended December 27, 1997 reflecting depreciation related to additional SOAP OPERA NEWS display pockets and replacement and upgrades of the Company's information systems.

NON OPERATING EXPENSES AND EXTRAORDINARY CHARGE

Interest expense decreased for the quarter and the nine month period ended December 28, 1998 by $806,000 and $2,603,000, respectively, compared to the quarter and nine month period ended December 27, 1997. These decreases are the result of reduced average balances of outstanding indebtedness, more favorable interest rates and lower amounts of deferred debt cost amortization related to the Credit Agreement.

Other income was $3,500,000 for the nine month period ended December 28, 1998 compared to expenses of $830,000 for the same prior year period because of a net gain of $4.4 million from the favorable settlement of certain litigation which was recorded in the first fiscal quarter.

During the fiscal quarter ended June 1998, the Company recorded an extraordinary charge totaling approximately $3.4 million ($2.2 million net of income taxes) related to the charge off of remaining deferred debt costs of the Prior Credit Agreement.

INCOME TAXES

The effective income tax rates for the quarter and the nine month period ended December 28, 1998 were 70.4% and 73.5%, respectively, of income before income taxes as compared to the federal statutory income tax rate of 35%. The higher effective tax rates result primarily from the effect of goodwill amortization that is not deductible for income tax reporting purposes. These rates differ from the effective income tax rates for the quarter and the nine month period ended December 27, 1997 of 89.5% and 60.3%, respectively, because of changes in the ratio of non deductible goodwill as a percentage of income before income taxes.

YEAR 2000

The Year 2000 ("Y2K") issue is the result of computer programs that were written using only two digits, rather than four, to represent a year. Date-sensitive software or hardware may not be able to distinguish between 1900 and 2000 and programs that perform arithmetic operations, comparisons or sorting of date fields may begin yielding incorrect results. This could potentially cause a system failure or miscalculations that could disrupt operations. To address the impact of Y2K on its computer programs, embedded chips and significant third party suppliers the Company has formed a task force led by its information services department. This task force has taken an inventory of all of the potential Y2K issues that may exist within the Company and is in the process of completing its assessment of their impact. Certain key systems of the Company (e.g. financial applications) have already been identified as Y2K compliant; in addition, because of the recent replacement of a majority of the Company's computer hardware there is little likelihood that this equipment is not Y2K compliant. The Company believes the largest areas of risk for Y2K noncompliance are its internally developed software applications and the handheld communication devices used in merchandising. The Company has purchased specialized software that will allow it to identify and correct Y2K problems within its software applications and expects to have key applications modified and tested by June 1999. The task force, along with the information services department, is currently assessing alternatives related to the handheld communication devices that include either remediation or replacement with newer devices that are more technologically capable. The Company plans to migrate to newer technology that is now available in handheld communications devices in order to expand the scope and efficiency of its merchandising and information gathering services. The Company will accelerate the timing of the migration to the new handheld technology should the cost of remediation of the existing handhelds prove to be economically prohibitive.

At the present time, the Y2K project is estimated to cost approximately $500,000 and will be funded through cash flows from operations. Approximately $230,000 of the estimated Y2K costs will relate to hardware and software purchases and will be capitalized with the remainder being expensed as incurred. Should the decision be made to replace DSI's handheld devices, the estimate would increase by approximately $4.1 million with approximately $3.9 million of the related costs being capitalized. The Company would also fund these purchases using cash flow from operations.

In addition to assessing the Y2K status of its internal systems, the Company is communicating with its significant suppliers to obtain reasonable assurance that their products and business systems will be Y2K compliant. The Company relies on certain suppliers to deliver a broad range of goods and services, including prepress operations, printing services, paper, wholesale distribution, mailings and banking services. Although the Company has taken, and will continue to take, reasonable efforts to gather information to determine and verify the readiness of products and dependencies, there can be no assurances that reliable information will be offered or otherwise available.

At present, the Company believes its technology systems will be Y2K compliant and that the Y2K issue will not present a materially adverse risk to the Company's future results of operations, financial position or cash flow. However, there may be isolated incidences of non-compliance for which the Company plans to allocate internal resources and retain dedicated consultants should this occur. In addition, there is the risk that a significant supplier may not be Y2K compliant. In order to mitigate the effects of a significant suppliers' potential failure to remediate the Y2K issue in a timely manner the Company would take appropriate actions including arranging for alternate suppliers, re-running processes if errors occur, and using manual intervention to ensure the continuation of operations where necessary. Should this happen, it may result in significant delays in business operations including, but not limited to, delays in delivery of products resulting in loss of revenue, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business which could have a material adverse effect on the Company's future results of operations, financial position or cash flow.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may include forward-looking statements which reflect the Company's views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from both historical or anticipated results and readers are cautioned not to place undue reliance upon them. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that, among others, could cause actual results to differ materially from historical results or those anticipated include: 1) market conditions for the Company's publications 2) competition 3) market prices for the paper used in printing the Company's publications 4) the Company's ability to develop new publications and services 5) changes in economic climate, including interest rate risk and 6) potential adverse effects of unresolved Year 2000 problems including external key suppliers.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

During the fiscal quarter ended December 28, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURE

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

                                             AMERICAN MEDIA OPERATIONS, INC.
                                             -------------------------------
                                             Registrant



Date: February 10, 1999                      By /s/ PETER A. NELSON
                                             ----------------------
                                             Peter A. Nelson
                                             Executive Vice President
                                             Chief Financial Officer