Form 10-K
period 1999-03-29
AMERICAN MEDIA OPERATIONS INC
filed 1999-06-28
CIK 853927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      (Mark One)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          (X)         OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Fiscal Year Ended March 29, 1999
                                       OR
          ( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 1-11112

                         AMERICAN MEDIA OPERATIONS, INC.
           (Exact name of the registrant as specified in its charter)

                            Delaware                                          59-2094424
(State or other jurisdiction of incorporation or organization)    (IRS Employee Identification No.)

            600 East Coast Avenue, Lantana, Florida                           33464-0002
            (Address of principal executive offices)                          (Zip Code)

        Registrant's telephone number, including area code (561) 540-1000

   Securities registered pursuant to Section 12(b) and 12(g) of the Act: None

American Media Operations, Inc. (1) HAS FILED all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) HAS NOT BEEN subject to such filing Requirements for the past 90 days.

The aggregate market value of the voting stock held by non-affiliates as of June 25, 1999 was $0.

As of June 25, 1999 there were issued and outstanding 7,507.6 shares of the registrant's common stock, $.20 par value, all of which were held, beneficially and of record, by American Media, Inc.

                                     PART I

ITEM 1.  BUSINESS


         Unless the context otherwise requires, references in this Form 10-K to the "Company" or "us", "we" or "our" are to American Media Operations, Inc. and its subsidiaries. All references to a particular fiscal year are to the four fiscal quarters ended the last Monday in March of the fiscal year specified.

        We incorporated under the laws of Delaware in February 1981 and are a wholly-owned subsidiary of American Media, Inc. ("Media"). We conduct all of Media's operations and represent substantially all of Media's assets. Our headquarters and principal executive offices are located at 600 East Coast Avenue, Lantana, Florida 33464-0002 and the telephone number is (561) 540-1000.

        In February 1999, we ceased publication of Soap Opera News and Soap Opera Magazine and sold certain of the trademarks and other soap opera publishing assets relating to these magazines (collectively, the "Soap Opera Assets") to Primedia, Inc. for $10 million in cash. In addition, we may receive future consideration based upon increased financial performance above certain levels of Primedia, Inc.'s Soap Opera Digest and Soap Opera Weekly publications. There can be no assurance however that we will receive any such future consideration.

        On May 7, 1999 all of the common stock of Media was purchased by EMP Acquisition Corp. ("EMP") a company controlled by Evercore Capital Partners L.P., a private equity firm ("Evercore"). Proceeds to finance the acquisition included (a) a cash equity investment of $235 million by Evercore and certain other investors, (b) borrowings of approximately $350 million under a new $400 million senior bank facility (the "New Credit Agreement") and (c) borrowings of $250 million in the form of senior subordinated notes (the "New Subordinated Notes"). These proceeds were used to (d) acquire all of the outstanding common stock of Media for $299.4 million, (e) repay $267 million then outstanding under the existing credit agreement (the "Credit Agreement") with our banks, (f) retire approximately $199 million of our $200 million Senior Subordinated Notes due 2004 and (g) pay transaction costs (all such transactions in (a) through (g) are collectively referred to as the "Transactions"). Upon consummation of the Transactions, EMP was merged with and into Media (the "Merger") resulting in a change in ownership control of both Media and the Company. As a result of this change in control, as of the Merger date we will reflect a new basis of accounting that will include the elimination of historical amounts of certain assets and liabilities and the revaluation of certain of our tangible and intangible assets.


INDUSTRY DATA AND CIRCULATION INFORMATION

         Unless otherwise specifically indicated, all statements presented in this Form 10-K regarding (a) circulation rankings in the United States and Canada of National Enquirer and Star relative to other magazines based on weekly single copy circulation and of Country Weekly in its category based on weekly circulation, (b) rankings in the United States and Canada of National Enquirer and Star relative to other magazines based on total magazine retail dollars generated, (c) our publications' share of total weekly single copy circulation in the United States and Canada and (d) the percentage that average weekly single copy circulation of our publications in the United States, Canada or outside of North America represents of total average weekly single copy circulation of our publications are based upon statistical data obtained from the report of the Audit Bureau of Circulations for the six months ended December 31, 1998 (which information has not been independently verified by us). Unless otherwise indicated, all average weekly circulation information for our publications is an average of actual weekly circulation for the six months ended December 28, 1998. All references to "circulation" are to single copy and subscription circulation, unless otherwise specified. All information regarding multiple readers per copy of our publications and the core demographic profile of our readers is based on National Enquirer and Star magazine audience estimates prepared at our request for fall 1998 by Mediamark Research Inc. (which information has not been independently verified by us).


                                   THE COMPANY

OVERVIEW

         We are a leading publisher in the field of general interest magazines, publishing National Enquirer, Star, Weekly World News and Country Weekly, with a current aggregate weekly circulation of approximately 4.7 million copies. National Enquirer and Star, our premier titles, have the second and fourth highest weekly single copy circulation, respectively, of any weekly periodical in the United States. We are the leader in total weekly single copy circulation of magazines in the United States and Canada with approximately 34% of total U.S. and Canadian circulation for weekly publications. We derive approximately 85% of our revenues from circulation, predominantly single copy sales in retail outlets, and the remainder from advertising and other sources. National Enquirer and Star are distributed in approximately 165,000 retail outlets in the United States and Canada, representing, in the opinion of management, substantially complete coverage of periodical outlets in these countries. Distribution Services, Inc. ("DSI"), our subsidiary, arranges for the placement and merchandising of our publications and third-party publications at retail outlets throughout the United States and Canada. In addition, DSI provides marketing, merchandising and information-gathering services for third parties.

         Our publications are among the most well-known and widely distributed titles in the publishing industry. While our publications have a current aggregate weekly circulation of approximately 4.7 million copies, they enjoy a weekly readership of over 20 million people due to multiple readers per copy sold. As a result, we believe our publications enjoy strong consumer brand awareness with a large and loyal readership base. Our publications include the following titles:

         - National Enquirer is a weekly general interest periodical with an editorial content devoted to celebrity features, human interest stories and articles covering lifestyle topics such as health, food and household affairs. National Enquirer is the second highest selling weekly periodical in the United States and Canada based on single copy circulation, selling on average 1,814,000 copies per week. National Enquirer has a total average weekly circulation of 2,201,000 copies, including subscriptions, with an average of approximately 7 readers per copy. National Enquirer has a core demographic profile of women aged 18-49. National Enquirer's cover price is $1.49 in the United States.

         - Star is a weekly celebrity news-based periodical with a strong emphasis on television and movie performers and the lives of the rich and famous. Star complements this focus with human interest stories about ordinary people in unusual circumstances. Every issue also includes a variety of features on topics such as food, fashion, health, fitness and parenting. Star is the fourth highest selling weekly periodical in the United States and Canada based on single copy circulation, selling on average 1,487,000 copies per week. Star has a total average weekly circulation of 1,776,000 copies, including subscriptions, with an average of approximately 4 readers per copy. Star has a core demographic profile of women aged 18-49. Star's cover price is $1.49 in the United States.

         - Weekly World News is a tabloid devoted to the publication of entertaining and unusual stories. The editorial content is derived principally from rewritten stories and photographs purchased from agencies and periodicals around the world. Weekly World News has an average weekly single copy circulation of 355,000 copies, with a total average weekly circulation of 379,000 copies, including subscriptions. Weekly World News' cover price is $1.39 in the United States.

         - Country Weekly is a special interest magazine presenting various aspects of country music, lifestyles, events and personalities, and has the highest weekly circulation of any such magazine in its category. Country Weekly has an average weekly single copy circulation of 171,000 copies, with a total average weekly circulation of 363,000 copies, including subscriptions. Country Weekly's cover price is $1.99 in the United States.


CIRCULATION

         Our publications have an aggregate weekly circulation of approximately
4.7 million copies and a weekly readership of over 20 million people due to multiple readers per copy sold. We derive approximately 85% of our revenues from circulation and the remainder from advertising and other sources. Approximately 84% of our circulation revenues are generated by single copy circulation at retail outlets and the remainder by subscriptions. The United States, Canada and areas outside of North America represented approximately 86%, 10% and 4% of average weekly single copy circulation, respectively.

         SINGLE COPY CIRCULATION. The following table sets forth average weekly single copy circulation and U.S. cover prices for our publications for the three fiscal years 1997, 1998 and 1999.

AVERAGE WEEKLY SINGLE COPY CIRCULATION AND U.S. COVER PRICE

                                                        FOR FISCAL YEAR ENDED
                                     -----------------------------------------------------------
                                        MARCH 31,             MARCH 30,             MARCH 29,
                                          1997                  1998                  1999
                                     --------------        --------------       ----------------
                                                   (CIRCULATION DATA IN THOUSANDS)
National Enquirer
   Single Copy Circulation                2,104                 1,932 (2)              1,766
   Cover Price                            $1.39 (1)             $1.39                  $1.49 (1)

Star
   Single Copy Circulation                1,858                 1,618 (2)              1,445
   Cover Price                            $1.39 (1)             $1.39                  $1.49 (1)

Weekly World News
   Single Copy Circulation                  409                   356                    350
   Cover Price                            $1.09                 $1.25 (1)              $1.39 (1)

Country Weekly
   Single Copy Circulation                  219                   202                    169
   Cover Price                            $1.69                 $1.69                  $1.99 (1)

----------------------------------------------------

(1) We increased the U.S. cover price on each of National Enquirer and Star on July 23, 1996 from $1.29 to $1.39 and then to $1.49 on July 7, 1998. We increased the U.S. cover price on Weekly World News on April 15, 1997 from $1.09 to $1.25 and then to $1.39 on September 1, 1998. We increased the U.S. cover price on Country Weekly on April 7, 1998 from $1.69 to $1.79 and then to $1.99 on March 2, 1999.

(2) We believe that the principal factor in the decline in circulation in fiscal 1998 from fiscal 1997 was adverse publicity against celebrity news-based magazines following the death of Princess Diana in August 1997.

         Single copy circulation of each of our publications has experienced declines. We believe that a significant portion of the decline in circulation since fiscal 1994 is primarily due to two factors. First, the death of Princess Diana in August 1997 resulted in a significant amount of adverse publicity against celebrity news-based magazines. While single copy circulation of National Enquirer and Star have improved from the low levels experienced in the months immediately after Princess Diana's death, they have not returned to their prior levels. We believe the second principal factor contributing to lower circulation since fiscal 1994 has been a significant reduction in advertising expenditures by us to promote our publications. Total advertising expenditures for National Enquirer and Star decreased from $16.1 million in fiscal 1994 to $0.3 in fiscal 1999. We believe that this reduction in advertising was a significant factor in the decrease in average weekly single copy circulation of National Enquirer and Star from approximately 2.8 million copies and 2.5 million copies, respectively, in fiscal 1994 to approximately 1.8 million copies and 1.4 million copies, respectively, in fiscal 1999. In addition, single copy circulation declines of our publications can be attributed to (a) increased competition from other publications and forms of media, such as certain newspapers, television and radio programs concentrating on celebrity news and
(b) a general industry-wide decline in single copy circulation of individual publications due to an increasing number of publications in the industry.

         Historically, we have offset declines in single copy circulation, in part, through increases in cover prices. We believe that we will be able to continue to implement prudent increases in our cover prices over time without causing a decline in circulation. Since May 1993, we have instituted eight cover price increases in the United States for National Enquirer and Star, consisting of four cover price increases for each publication, ranging from $0.04 to $0.26 per copy. The average weekly single copy circulation of National Enquirer and Star for the three-month periods following seven of these cover price increases was approximately equal to or greater than the average weekly single copy circulation for the applicable three-month periods prior to such increases. After the most recent cover price increase of $0.10 for each of National Enquirer and Star on July 7, 1998, average weekly single copy circulation increased approximately 12% and 8%, respectively, for the three-month period following such increases over the average weekly single copy circulation for each publication for the three-month period prior to such increases.

SUBSCRIPTION SALES. Our strategy with respect to subscriptions seeks to optimize subscription revenues and profitability as opposed to subscription circulation. We accomplish this strategy by focusing on direct sales of our titles by us through inserts and direct mailings. From time to time, however, we utilize agents, such as Publishers Clearing House, to maintain and expand our subscriber base subscription circulation. In fiscal 1999, approximately 14% (or $41.8 million) of our total revenues from circulation were from subscription sales. Average weekly subscription circulation for fiscal 1999 were 452,000 copies for National Enquirer, 347,000 copies for Star, 23,000 copies for Weekly World News and 196,000 copies for Country Weekly.

         Subscription renewal rates for our publications (exclusive of subscriptions sold by direct mail agents) were 82% for National Enquirer, 80% for Star, 77% for Weekly World News and 71% for Country Weekly for subscriptions which expired during the 1998 calendar year. In calendar 1998, approximately two-thirds of our subscribers purchased their subscriptions directly from us. We believe that our core subscribers are those who do not purchase through direct mail agents due to the fact that renewals by people who subscribe through direct mail agents are low.


ADVERTISING REVENUES

         We had approximately $22.6 million in advertising revenues in fiscal 1999, excluding advertising generated by the Soap Opera Assets. National Enquirer, Star, Weekly World News and Country Weekly generated approximately $12.3 million, $6.9 million, $1.1 million and $2.3 million, respectively, in advertising revenues during fiscal 1999.

         Our advertising revenues are generated by national advertisers, including consumer product and broadcasting companies, mail order advertisers and classified advertisers. Excluding advertising revenues for the Soap Opera Assets, in fiscal 1999 national advertising, mail order advertising and classified advertising represented 45%, 47% and 8%, respectively of total advertising revenues.

         We employ 20 advertising sales people and maintain advertising sales offices in New York City, Chicago, Los Angeles, Nashville and Lantana.

EDITORIAL

         The editorial departments of our publications operate independently. The editorial headquarters for National Enquirer, Weekly World News and Country Weekly are in Lantana, Florida. National Enquirer also has a Los Angeles, California bureau and Country Weekly has a bureau in Nashville, Tennessee. Star has its editorial headquarters in Tarrytown, New York and also has a bureau in Los Angeles, California.

         National Enquirer's editorial operation consists of approximately 80 full-time employees. The editorial news gathering operation of National Enquirer is directed by the editor in chief and executive editor who supervise 8 article editors, including the Los Angeles bureau chief. The article editors are responsible for developing and gathering news stories and story ideas. The article editors have 21 staff reporters. The article editors work with four photo editors, under the direction of a head photo editor. Stories brought in for publication are processed through a skilled team of writers and a design layout department. Each story is checked during the process by a research department before actual publication.

         Star's total editorial staff consists of approximately 70 full-time employees and 6 part-time employees. Star's editorial news gathering operation is similar to National Enquirer's. There is an editor in chief, an executive editor, 8 story editors and 20 reporters. Their photo department has 7 staff persons under the direction of a chief photo editor. Star has a library staff that assists in both story researching and fact checking.

         In addition to their editorial staffs, National Enquirer and Star pay outside news sources for story ideas, for information regarding breaking stories and for exclusive stories regarding celebrities. They also pay free-lance photographers and free-lance reporters for their investigative journalism. National Enquirer and Star have networks of approximately 300 and 150 free-lance reporters, respectively, to whom they can assign stories. Because a significant amount of our editorial content is based on investigative reporting, our publications are "first source" or "breaking story" magazines for our readers.

         The editorial staffs of Weekly World News and Country Weekly are comprised of 14 and 25 people, respectively, and are each managed by an editor.

         Due to their high level of investigative reporting, both National Enquirer and Star employ precautionary measures during the editorial process to protect themselves from lawsuits. Each publication has a long-standing practice of having outside legal counsel review the articles, photographs and headlines under consideration for each issue. Such legal counsel identify and evaluate the risk exposure presented by each article and photograph and make recommendations so that the publications can make a business judgment concerning publication of the articles and photographs. The management and editorial teams at National Enquirer and Star consistently follow the recommendations of legal counsel. We believe that this pre-publication "vetting" has been important in mitigating the risk and occurrence of libel-based suits against the publications. There are currently no claims pending that we believe would have a material adverse effect on our operations.

PRODUCTION AND DISTRIBUTION

         An unrelated third-party performs most of the pre-press operations for our publications and is responsible for transmitting them electronically to printing plants. We have a long-term printing agreement with an unrelated domestic printer to print National Enquirer and Star through December 2010 for sales in the United States, Canada and, to the extent applicable, outside of North America (except for the United Kingdom). This same printer also prints all of our other publications. National Enquirer has a special United Kingdom edition which is printed by another unrelated printer. Once printed, the copies are distributed primarily by 5 regional wholesalers in the United States and Canada who deliver the requisite number of copies to approximately 165,000 retail sales locations. We believe our relationships with our printing companies are favorable and that there are printing facilities available elsewhere, should the need arise. The principal raw materials utilized by our publications are paper and ink. Paper is purchased directly by us from several suppliers based upon pricing and, to a lesser extent, availability. Ink utilized by our publications is purchased by the printers from at least two different ink suppliers. Both paper and ink are commodity products with pricing affected by demand, capacity and economic conditions. We believe that adequate sources of supply are, and will continue to be, available to fulfill our requirements.

         Our operating income may be significantly affected by the price of paper used in our publications. For example, the price of paper rose dramatically in 1995 and significantly affected operating income. In mid-1996 paper prices began to fall, then increased moderately in 1997 and 1998. If paper prices increase in the future and we cannot pass these costs on to our customers, such increases may have a material adverse effect on us. Currently, we do not hedge against increases in paper costs.


MARKETING AND MERCHANDISING

         We have established, through DSI, our own marketing organization whose primary function is to coordinate the placement and merchandising of our publications and third-party publications in retail outlets throughout the United States and Canada. In addition to the services DSI provides for our publications, DSI acts as a "quarterback" for approximately 40% (based on our estimates) of new front-end racking programs initiated annually in the United States and Canada by supermarkets and other retailers. Recently, DSI has begun to leverage its network of field representatives, which are regularly in retail outlets performing its services, by expanding its services to provide merchandising and other information services to consumer product companies outside the publishing industry. DSI's field representatives visit approximately 16,000 locations weekly, comprising of the highest volume retailers.

         Approximately every three years, supermarkets and other retailers typically redesign their front-end racks, generally as part of store renovations or new store openings. As a "quarterback," DSI is selected by retailers to coordinate the design and installation of the front-end racks and the positioning of magazines for increased sales. Publishers, including the Company, which are allocated space on a rack enter into contracts directly with the retailer for the payment of fees (rack display payments) or other charges with respect to that space. DSI uses its role as quarterback for approximately 40% (based on our estimates) of new front-end rack programs initiated annually by retailers in the United States to achieve better placement of our publications and of the publications of DSI's third-party publishing clients. DSI is not paid by the retailers for the services it renders as quarterback.

         DSI provides marketing services for the Company and third-party publishing clients to achieve favorable placement of their respective publications at supermarkets and other retail outlets. DSI also provides merchandising and other information services such as checking retail stock displays and repositioning and restocking in-store inventories for the Company and its other clients. DSI's staff consists of approximately 180 full-time employees and more than 1,500 part-time field representatives, who are equipped with handheld computers in order to enhance the timeliness and accuracy of its information-gathering services.

         Some of DSI's third-party clients include Hachette, which publishes Woman's Day, Woman's Day Specials, Elle and Mirabella; Gruner & Jahr USA/Publishing, which publishes Family Circle, Family Circle Specials, McCall's, Fitness, Parents and YM; Wenner Media, Inc., which publishes US Magazine, Rolling Stone Magazine and Men's Journal; Newsweek, Inc., which publishes Newsweek; and Rodale Press, Inc., which publishes Prevention and Prevention Guides.

         DSI's third-party contracts to provide marketing and merchandising services to third-party clients in the publishing industry generated approximately $13.6 million in revenues in fiscal 1999, as compared to $14.5 million and $12.5 million in fiscal 1998 and fiscal 1997, respectively.


OTHER BUSINESSES

         Through Frontline, we sell in-store advertising space to various product manufacturers and other national advertisers. Frontline owns signage consisting of elevated light displays at checkout counters in about 5,100 supermarkets and considers itself a premier advertising vehicle for new products and front-end brands. Frontline is responsible for maintaining the signage and pays retailers commissions on advertising sales. In fiscal 1999, revenues from Frontline were $6.3 million or approximately 2.1% of total operating revenues.

         We also publish pocket-sized books under the name Micro Mags covering such topics as diets, horoscopes, health and psychic phenomena. Twelve releases are published annually, each with 4 titles, at a current cover price of $1.49. In fiscal 1999, revenues from Micro Mags were approximately $3.7 million, which amount was included in circulation revenues.

         We also had ancillary sales (primarily licensing and syndication sales) of $1.4 million in fiscal 1999.


COMPETITION

         National Enquirer, Star, Weekly World News and Country Weekly compete in varying degrees with other publications sold at retailers' checkout counters, as well as forms of media concentrating on celebrity news, such as certain newspapers, magazines and television and radio programs. We believe that historical declines in single copy circulation of National Enquirer and Star have resulted in part from increased competition from these publications and forms of media. Competition for circulation is largely based upon the content of the publication, its placement in retail outlets and, to a lesser extent, its price. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results.

Many of our competitors have substantially larger operating staffs and greater capital resources. In this respect, we may be at a competitive disadvantage with such entities. We believe that currently our most significant direct competitors in the print media are Time Warner Inc. (which publishes People, In Style and Entertainment Weekly), Wenner Media, Inc. (which publishes US Magazine), TV Guide, Inc. (which publishes TV Guide) and Globe Communications Corp. (which publishes Globe, Sun and National Examiner). As use of the Internet and new on-line ventures focusing on celebrity news increase, we may face new sources of competition.

         DSI competes with many other companies providing marketing and distribution services, such as full-service national distributors, wholesalers and publishers with their own marketing organizations. Certain of DSI's competitors have substantially larger operating staffs and greater capital resources. In this respect, DSI may be at a competitive disadvantage with such entities.

EMPLOYEE RELATIONS

         We employ approximately 500 full-time employees and 1,550 part-time employees. Approximately 1,680 of our employees, including almost all of our part-time employees, work for DSI. None of our employees is represented by any union or other labor organization. We have had no strikes or work stoppages during the last five years. We believe that our relations with our employees are good.


ITEM 2.  PROPERTIES

         We own our headquarters buildings which are located in Lantana, Florida. The premises, which also houses the editorial staffs of National Enquirer, Weekly World News and Country Weekly, consist of three one-story buildings with an aggregate of 33,700 square feet located on approximately 7.6 acres.

         We also lease 18,800 square feet in Tarrytown, New York for the editorial staffs of Star, 8,200 square feet in New York, New York for advertising personnel and 12,500 square feet in West Palm Beach, Florida for DSI. Various other smaller properties are leased primarily in New York and California for certain of our other operations. We believe that all of our properties are in generally good condition and are adequate for current operations.


ITEM 3.  LEGAL PROCEEDINGS

         We are involved in a number of litigation matters which have arisen in the ordinary course of business. Because the focus of our publications often involves controversial celebrities or subjects, the risk of defamation or invasion of privacy litigation arises in the ordinary course of our business. Our experience suggests that the claims for damages made in such lawsuits are heavily inflated and, in any event, any reasonably foreseeable liability or settlement would be covered by insurance. During the five fiscal years ended March 29, 1999, we paid approximately $20 million in the aggregate for legal fees (including prepublication review and litigation), litigation related insurance premiums and, to a lesser extent, litigation settlements, including amounts covered by insurance payments. We have not experienced any difficulty obtaining such insurance and do not expect to experience any material difficulty in the future. There are currently no claims pending that we believe would have a material adverse effect on our operations.

         Multiple sources as well as documentation are sought for all stories that are potentially controversial or subject to dispute. In addition, because of their high level of investigative reporting, we retain special libel counsel for National Enquirer and Star to review, prior to publication, all sensitive stories and celebrity news and photos. Before publishing book excerpts, we generally obtain indemnification from the publisher, author and/or agent concerning publication rights and defamation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during fiscal 1999.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDERS

        All of the Company's common stock is owned by Media. Accordingly, there is no established public trading market for our common stock.


ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial data for each of the five fiscal years in the period ended March 29, 1999 below have been derived from the consolidated financial statements of the Company, which have been audited by independent certified public accountants. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Form 10-K.

                                                                          FISCAL YEARS ENDED
                                               -------------------------------------------------------------------------
                                               MARCH 27,       MARCH 25,       MARCH 31,       MARCH 30,       MARCH 29,
                                                 1995             1996          1997(1)          1998            1999
                                               ---------       ---------       ---------       ---------       ---------
                                                                        (DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DATA:
Operating Revenues                             $ 315,299       $ 295,050       $ 315,988       $ 307,684       $ 293,459
Operating Expenses(2)                            230,401         228,714         228,817         237,104         228,060
                                               ---------       ---------       ---------       ---------       ---------
Operating Income                                  84,898          66,336          87,171          70,580          65,399
Interest Expense                                 (35,885)        (56,715)        (56,284)        (50,486)        (46,897)
Other Income (Expense), Net(3)                    (1,409)         (1,195)         (1,705)         (1,641)          2,943
                                               ---------       ---------       ---------       ---------       ---------
Income before Income Taxes and
  Extraordinary Charge                            47,604           8,426          29,182          18,453          21,445
Income Taxes                                      23,755           8,985          16,716          12,437          13,559
                                               ---------       ---------       ---------       ---------       ---------
Income (Loss) before Extraordinary Charge         23,849            (559)         12,466           6,016           7,886
Extraordinary Charge(4)                          (11,635)             --              --              --          (2,161)
                                               =========       =========       =========       =========       =========
Net Income (Loss)                              $  12,214       $    (559)      $  12,466       $   6,016       $   5,725
                                               =========       =========       =========       =========       =========

BALANCE SHEET DATA:
Total Assets                                   $ 711,486       $ 687,434       $ 670,850       $ 647,930       $ 616,838
Total Debt                                       579,844         558,906         528,662         497,535         471,134
Total Stockholder's Equity                        36,801          36,242          48,457          54,473          60,198

OTHER DATA:
Depreciation                                   $   6,546       $   7,303       $   8,145       $   9,252       $  11,035
Amortization of Intangibles                       28,504          23,075          21,075          21,075          21,075
Capital Expenditures                               8,307           9,072           8,526          11,018          15,019

---------------------------------------------
(1) Fiscal 1997 includes 53 weeks as compared to 52 weeks for all other fiscal years presented.
(2)  Fiscal 1999 is net of a gain of $6,499 from the sale of the Soap Opera
     Assets.
(3) Other income, net for any period is comprised of the management fee accrued during such period and miscellaneous nonrecurring items and includes for the period ended March 29, 1999, a net gain of $4,400 from the favorable settlement of certain litigation.
(4) Consists primarily of the write-off of deferred debt issuance costs and charges relating to refinancing of indebtedness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following is a discussion of our financial condition and results of operations for the three fiscal years ended March 29, 1999. This discussion should be read in conjunction with our consolidated financial statements and the related notes thereto.


OVERVIEW

         We are a leading publisher in the field of general interest magazines, publishing National Enquirer, Star, Weekly World News and Country Weekly. We generate revenues from circulation, predominantly single copy sales in supermarkets and other retail outlets, and from advertising and other sources.

          In fiscal 1999 and 1998, approximately 85% of our total operating revenues were from circulation. Single copy sales accounted for approximately 84% of such circulation revenues in such periods and the remainder was from subscription sales. Over the past five years, circulation revenues have been generally stable as circulation declines have been offset in part by increases in the cover prices of our publications.

         We believe that circulation has been affected by a number of factors over the last several years. Most recently, we believe the adverse publicity against celebrity news-based magazines after the death of Princess Diana in August 1997 was the principal factor for National Enquirer and Star average weekly single copy circulation declines by 8.6% and 10.7%, respectively. While single copy circulation has improved for these two publications from the low levels experienced in the months immediately after Princess Diana's death, they have not returned to their prior levels.

         We also believe that a significant portion of the declines in single copy circulation of National Enquirer and Star since fiscal 1994 is attributable to a significant reduction in advertising expenditures for these publications. Total advertising expenditures for National Enquirer and Star decreased from $16.1 million in fiscal 1994 to $0.3 in fiscal 1999. We believe that this reduction in advertising was a significant factor in the decrease in average weekly single copy circulation of National Enquirer and Star from approximately
2.8 million copies and 2.5 million copies, respectively, in fiscal 1994 to approximately 1.8 million copies and 1.4 million copies, respectively, in fiscal 1999. In addition, single copy circulation declines of all our publications can be attributed to (a) increased competition from other publications and forms of media, such as certain newspapers, television and radio programs concentrating on celebrity news and (b) a general industry-wide decline in single copy circulation of individual publications due to an increasing number of publications in the industry.

         Historically, we have offset declines in single copy circulation, in part, through increases in cover prices. We believe that we will be able to continue to implement prudent increases in our cover prices over time without causing a decline in circulation. Since May 1993, we have instituted eight cover price increases in the United States for National Enquirer and Star, consisting of four cover price increases for each publication, ranging from $0.04 to $0.26 per copy. The average weekly single copy circulation of National Enquirer and Star for the three-month periods following seven of these cover price increases was approximately equal to or greater than the average weekly single copy circulation for the applicable three-month periods prior to such increases. After the most recent cover price increase of $0.10 for each of National Enquirer and Star on July 7, 1998, average weekly single copy circulation increased approximately 12% and 8%, respectively, for the three-month period following such increases over the average weekly single copy circulation for each publication for the three-month period prior to such increases.

         In addition to circulation, approximately 8% and 7%, respectively, of our total operating revenues in fiscal 1999 and 1998 were from advertising and other revenues (consisting primarily of DSI and Frontline revenues), respectively.

         Our primary operating costs and expenses are comprised of editorial, production, distribution, circulation and other costs of sales and selling, general and administrative expenses. The largest components of our costs are related to production, which includes printing and paper expenses, and to distribution, circulation and other costs of sales. Distribution, circulation and other costs of sales primarily include the costs associated with operating DSI, rack display payments made to retailers for our publications and subscription postage.

         In connection with the Transactions and Merger, which will be accounted for under the purchase method of accounting, as of May 7, 1999 we will reflect a new basis of accounting that will result in a substantial increase in the amount of intangible assets. It is estimated that intangible assets will total approximately $814.2 million with annual amortization expense of $40.7 million based upon amortizable lives of 20 years. We are currently in the process of appraising the value of our assets and liabilities, therefore the allocation of the actual purchase price may differ significantly from this estimate.

        In February 1999, we ceased publication of Soap Opera News and Soap Opera Magazine and sold certain of the trademarks and other soap opera publishing assets relating to these magazines to Primedia, Inc. for $10 million in cash. In addition, we may receive future consideration based upon increased financial performance above certain levels of Primedia, Inc.'s Soap Opera Digest and Soap Opera Weekly publications. There can be no assurance however that we will receive any such future consideration.


RESULTS OF OPERATIONS


Comparison of Fiscal Year Ended March 29, 1999  to Fiscal Year Ended
March 30, 1998

         Total operating revenues were $293,459,000 for fiscal 1999, a decrease of $14,225,000 or 4.6% from total operating revenues of $307,684,000 for the prior fiscal year. This decline in total operating revenues was primarily a result of a decline in circulation revenues from single copy sales of our publications and, to a lesser extent, the decrease in total revenues due to the sale of the Soap Properties.

         Circulation revenues (which include all single copy and subscription sales) of $248,630,000 decreased $13,619,000 or 5.2% for fiscal 1999 compared to the prior fiscal year. Substantially all of the decrease in circulation revenues for fiscal 1999 was related to declines in single copy circulation of National Enquirer and Star, which was partially offset by a $0.10 increase in the cover prices of these publications on July 7, 1998 in the United States and a corresponding increase in Canada. For fiscal 1999 average weekly single copy circulation for both National Enquirer and Star decreased by 8.6% and 10.7%, respectively, as compared to the prior fiscal year. We believe that the principal factor causing such declines was the adverse publicity against celebrity news-based magazines after the death of Princess Diana in August 1997. While single copy circulation for these two publications have improved from the low levels experienced in the months immediately after Princess Diana's death, they have not returned to their prior levels.

         Country Weekly's average weekly circulation decreased 12.3% for fiscal 1999 as compared to the prior fiscal year, reflecting an overall weakness in its category which has resulted in the recent folding of a competitive publication. The decline in circulation revenues caused by such decreases in circulation was partially offset by $.10 and $.20 increases in the cover price of Country Weekly on April 7, 1998 and March 2, 1999, respectively.

         Subscription revenues of $41,802,000 decreased $638,000 or 1.5% for fiscal 1999 compared to the prior fiscal year. One method of increasing the subscription bases of our publications has been to offer discounted subscriptions through an agent. We believe that subscription revenues for the fiscal year remained relatively flat, at least in part, because of recent adverse publicity from litigation initiated by several states against certain agents, which we believe has resulted in weaker responses than we typically expect from discounted subscription offers. However, because discounted subscriptions are not profitable until they are renewed at full price, a lower response rate should have no immediate adverse effect on our results of operations. It is unknown what the potential long-term impact will be on subscription levels and profitability should response rates remain weak.

         For the fiscal year 1999, advertising revenues of $23,460,000 remained approximately flat as compared to the advertising revenues of $23,643,000 for the same prior year period. Declines in mail order and classified advertising were primarily offset by an increase in national advertising in National Enquirer and Star.

         Other revenues of $21,369,000 for fiscal year 1999 decreased by $423,000 or 1.9% as compared to the prior fiscal year primarily due to declines in ancillary sales (primarily licensing and syndication sales) and DSI revenues, which were not completely offset by increases in Frontline revenues.

         Total operating expenses (excluding the gain on the sale of the Soap Opera Assets) for fiscal 1999 decreased by $2,545,000 when compared to the prior fiscal year. Editorial costs for fiscal 1999, decreased by $1,591,000 when compared to the prior fiscal year reflecting cost control efforts of the editorial departments at National Enquirer and Star. Production costs decreased by $2,605,000 for fiscal 1999 as compared to fiscal 1998 resulting from reduced press runs of Soap Opera News and the impact of five fewer issues of both Soap Opera Magazine and Soap Opera News in the current fiscal year. This decrease partially offset an increase in distribution, circulation and other cost of sales of $757,000 related to higher in-store display expenses, of which Soap Opera News represented a majority of the increase. Depreciation and amortization expense increased for fiscal 1999 by $1,783,000 compared to the prior fiscal year reflecting depreciation related to additional Soap Opera News display pockets and replacement and upgrades of our information systems.

         Interest expense decreased for fiscal year 1999 by $3,589,000 to $46,897,000 compared to the prior fiscal year. This decrease was the result of reduced average balances of outstanding indebtedness and lower amounts of amortization of deferred debt issuance costs as a result of refinancing of indebtedness.

         Other income was $2,943,000 for fiscal 1999 compared to expenses of $1,641,000 for the prior fiscal year because of a net gain of $4.4 million from the favorable settlement of certain litigation which was recorded in the first fiscal quarter.

         Our effective income tax rates were 63.2% and 67.4% for fiscal years 1999 and 1998, respectively, as compared to the federal statutory income tax rate of 35%. The higher effective tax rates when compared to the federal income tax rate result primarily from goodwill amortization which is not deductible for income tax reporting purposes. The lower effective tax rate in fiscal 1999 over fiscal 1998 resulted primarily from changes in the ratio of nondeductible goodwill as a percentage of income before income taxes.

         During the fiscal quarter ended June 29, 1998, we recorded an extraordinary charge totaling approximately $3.4 million ($2.2 million net of income taxes) for the write-off of deferred debt issuance costs and other charges relating to the refinancing of indebtedness.


Comparison of Fiscal Year Ended March 30, 1998 to Fiscal Year Ended
March 31, 1997

         Total operating revenues were $307,684,000 for fiscal 1998 (which includes 52 weeks as compared to 53 weeks in fiscal 1997), a decrease of $8,304,000 or 2.6% from total operating revenues of $315,988,000 in the prior fiscal year. On an equivalent number of weeks basis, fiscal 1998 total operating revenues decreased by approximately $2,342,000 or 0.8% from the prior fiscal year. This decline in total operating revenues was primarily a result of a decline in circulation revenues from single copy sales of our publications other than Soap Opera News (which published only one issue in fiscal 1997) and, to a lesser extent, a decline in advertising revenues. These declines in single copy circulation revenues and advertising revenues were partially offset by increases in subscription revenues and other revenues.

         Circulation revenues (which include all single copy and subscription sales) of $262,249,000 in fiscal 1998 decreased $11,318,000 or 4.1% from the prior fiscal year. On an equivalent number of weeks basis, fiscal 1998 single copy circulation revenues fell by approximately $6,156,000 or 2.3% from the prior fiscal year as revenues generated by Soap Opera News, which published only one issue in the prior fiscal year, were unable to offset single copy circulation revenue declines for National Enquirer and Star.

         In fiscal 1998, primarily as a result of adverse publicity resulting from the August 1997 death of Princess Diana, National Enquirer and Star average weekly single copy circulation declined by 8.2% and 12.9%, respectively, when compared to the prior fiscal year. We believe that Star, which is more celebrity focused than National Enquirer, and, to a lesser extent, National Enquirer, also were impacted by competition from other forms of media covering celebrity news. Revenues from per copy cover price increases of $0.10 on July 23, 1996 helped to offset a portion of the circulation declines for these publications. Soap Opera Magazine's average weekly single copy circulation in fiscal 1998 declined 18.8%, reflecting the impact of increased competition in the soap opera category. As compared to fiscal 1997, Country Weekly's average weekly circulation increased 6.9% as higher subscription levels more than offset a decline in average weekly single copy circulation of 7.5%. A Weekly World News cover price increase of $0.16 in April 1997 helped to reduce the impact on circulation revenues of a 13.0% decline in average weekly single copy circulation.

         Subscription revenues of $42,440,000 in fiscal 1998 increased $2,570,000 or 6.4% over fiscal 1997. Expressed on an equivalent number of weeks basis, subscription revenues increased by approximately $3,322,000 or 8.5% due largely to increases in average weekly subscription circulation of 25.8%, 4.7% and 38.9% for Country Weekly, National Enquirer and Soap Opera Magazine, respectively, as well as subscriptions generated by the launch of Soap Opera News.

         Advertising revenues of $23,643,000 in fiscal 1998 declined $637,000 or 2.6% compared to fiscal 1997; on an equivalent number of weeks basis, advertising revenues were approximately flat. During fiscal 1998 lower levels of national advertising in National Enquirer and Star were offset by higher national advertising revenues generated by Country Weekly. National advertising, particularly in National Enquirer and Star, was adversely affected by the loss of tobacco-related product advertising as the tobacco industry, as a whole, has curtailed its print media based advertising because of a lack of clear legislative guidelines that will address the future of tobacco products advertising in the United States. Advertising revenues in fiscal 1998 were also negatively impacted by reductions in the average revenues per page generated by direct mail order and classified advertising.

         Other revenues of $21,792,000 in fiscal 1998 increased $3,651,000 or 20.1% over fiscal 1997 reflecting revenues generated by Frontline, acquired in September 1996, which sells in-store advertising to various product manufacturers and service providers and, to a lesser extent, DSI, due to expansion of its marketing, merchandising and information-gathering services for various third-party clients.

         Operating expenses of $237,104,000 in fiscal 1998 increased $8,287,000 or 3.6% over fiscal 1997; on an equivalent number of weeks basis (excluding depreciation and amortization) increased by $10,946,000 or 5.6% over fiscal 1997 primarily reflecting the editorial, production and distribution expenses associated with Soap Opera News and expenses related to Frontline, each of which were included for only a portion of the prior year. Distribution related expenses were higher due to increased subscription fulfillment and DSI's expanded marketing, merchandising and information-gathering services as well as Soap Opera News. Excluding production costs associated with Soap Opera News, on an equivalent number of issues basis overall production costs declined reflecting the benefit of lower paper and ink costs.

         Interest expense declined $5,798,000 in fiscal 1998 over fiscal 1997 to $50,486,000 reflecting one less week of interest and decreases in the average balance of outstanding indebtedness.

         Our effective income tax rates were 67.4% and 57.3% for fiscal years 1998 and 1997, respectively, as compared to the statutory federal income tax rate of 35%. The higher effective tax rates when compared to the federal income tax rate result primarily from goodwill amortization which is not deductible for income tax reporting purposes. The higher effective tax rate in fiscal 1998 over fiscal 1997 resulted primarily from changes in the ratio of nondeductible goodwill as a percentage of income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

         At March 29, 1999, we had cash and cash equivalents of $3.8 million and a working capital deficit of $75.1 million compared to cash and cash equivalents of $7.4 million and a working capital deficit of $52.1 million as of March 30, 1998. Our working capital deficit increased in fiscal 1999 because of the reclassification of $25.0 million in long-term debt under the Credit Agreement to current debt. We do not consider our working capital deficit as a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficits result principally from:

         - our policy of using available cash to reduce borrowings which are recorded as noncurrent liabilities, thereby reducing current assets without a corresponding reduction in current liabilities;

         - our minimal accounts receivable level relative to revenues, as most of our sales revenues are received from national distributors as advances based on estimated single copy circulation; and

         - accounting for deferred revenues as a current liability. Deferred revenues are comprised of deferred subscriptions, advertising and single copy revenues and represent payments received in advance of the period in which the related revenues will be recognized.

         Historically, our primary sources of liquidity have been cash generated from operations and amounts available under the Credit Agreement which have been used to fund shortfalls in available cash. For the fiscal year ended March 29, 1999 and the fiscal year ended March 30, 1998, we generated net cash from operating activities totaling $29.8 million and $41.8 million, respectively, that was used primarily to fund capital expenditures and to make payments of principal on our outstanding indebtedness.

         We made capital expenditures in fiscal 1999 and 1998 totaling $15.0 and $11.0 million, respectively. We plan to invest $14.0 million in fiscal 2000. Our capital expenditures are made principally to purchase display pockets for our publications and computer equipment for our businesses.

         At March 29, 1999 and March 30, 1998 our outstanding indebtedness totaled $471.1 million and $497.5 million, respectively, of which $271.0 million and $297.4 million, respectively, represented borrowings under the Credit Agreement. The Credit Agreement charges variable rates of interest which averaged 7.7% and 7.8%, respectively, for the fiscal year ended March 29, 1999 and March 30, 1998. In order to reduce our exposure to interest rate risk, we have entered into a $100.0 million interest rate swap agreement expiring in November 2000 under which we pay a fixed rate of 5.95%.

         The New Credit Agreement, which matures in April 2007, provides senior secured financing of up to $400.0 million, consisting of a $340.0 million term loan facility and a $60.0 million revolving credit facility. The $250.0 million in New Subordinated Notes bear interest at 10-1/4% per annum payable semiannually and mature in May 2009.

         We have substantially increased our indebtedness in connection with the Transactions. If the Transactions had been completed on March 29, 1999, our pro forma outstanding indebtedness would have totaled $600.9 million as compared to our actual historical outstanding indebtedness at such date of $471.1 million. As a result of the New Credit Agreement and the New Subordinated Notes, our liquidity requirements will be significantly increased, primarily due to increased interest expense obligations and principal payment obligations under the New Credit Agreement which, other than certain excess cash flow payment obligations, will commence in 2002. In addition, the business strategy to be implemented upon consummation of the Transactions will result in increased operating expenses. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the New Credit Agreement and the New Subordinated Notes, to make capital expenditures, to cover working capital requirements and to fund the implementation of our business strategy to be implemented upon consummation of the Transactions. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the New Subordinated Notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, or equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

         Our ability to make scheduled payments of principal and interest under the New Credit Agreement and the New Subordinated Notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.


YEAR 2000 RISK

         The Year 2000 issue is the result of computer programs that were written using only two digits, rather than four, to represent a year. Date-sensitive software or hardware may not be able to distinguish between the years 1900 and 2000 and programs that perform arithmetic operations, comparisons or sorting of date fields may begin yielding incorrect results. This could potentially cause a system failure or miscalculations that could disrupt operations. To address the impact of the Year 2000 issue on our computer programs, embedded chips and significant third-party suppliers of goods and services we have formed a task force led by our information services department. This task force has taken an inventory of the potential Year 2000 issues that may exist and is in the process of completing its assessment of their impact. Certain of our key systems (e.g. financial applications) have already been identified as Year 2000 compliant; in addition, because of the recent replacement of a majority of our computer hardware, we believe there is little likelihood that this equipment is not Year 2000 compliant. We believe the largest areas of internal risk for Year 2000 noncompliance are internally developed software applications and the handheld communications devices used in merchandising by DSI. We have purchased specialized software that will allow us to identify and correct Year 2000 problems within our software applications and expect to have key applications modified and tested by July 1999. Our information services department, working with the handheld communication devices, has determined that remediation of the existing handhelds is the appropriate cause of action. We expect to complete this remediation work by August 1999.

         At the present time, the Year 2000 project is estimated to cost approximately $500,000 and will be funded through cash flows from operations. Approximately $290,000 of the estimated Year 2000 costs will relate to hardware and software purchases and will be capitalized with the remainder being expensed as incurred.

         At present, we believe our technology systems will be Year 2000 compliant and that the Year 2000 issue will not present a materially adverse risk to our future results of operations, financial position or cash flow. However, there can be no assurance that our systems will be Year 2000 compliant prior to December 31, 1999 or that the costs incurred will not materially exceed the amounts budgeted. If there are incidences of noncompliance, we plan to allocate internal resources and retain dedicated consultants to address such incidences. In the event that our computers are not Year 2000 compliant by December 31, 1999, and as a result of that noncompliance business interruptions occur, we could incur significant losses in revenues due to such business interruptions, which could have a material adverse effect on our future results of operations, financial position or cash flow.

         In addition, there is a risk that a significant supplier of goods or services may not be Year 2000 compliant. We are communicating with our significant suppliers of goods and services to obtain reasonable assurance that their products and business systems will be Year 2000 compliant. We rely on certain suppliers to deliver a broad range of goods and services, including prepress operations, printing services, paper, wholesale distribution, mailings and banking services. Although we have taken, and will continue to take, reasonable efforts to gather information to determine and verify the readiness of products and dependencies, there can be no assurance that reliable information will be offered or otherwise available. In order to mitigate the effects of a significant supplier's potential failure to remediate the Year 2000 issue in a timely manner, we would take appropriate actions including arranging for alternate suppliers, re-running processes if errors occur and using manual intervention to ensure the continuation of operations where necessary. Should this happen, it may result in significant delays in business operations including, but not limited to, delays in delivery of products resulting in loss of revenues, increased operating costs, loss of customers or suppliers, or other significant disruptions to our business which could have a material adverse effect on our future results of operations, financial position or cash flow.


NEW ACCOUNTING PRONOUNCEMENTS

         We have adopted the Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" effective fiscal 1999. SFAS No. 130 defines comprehensive income as a measure of all changes in equity of an enterprise during a period that result from transactions and other economic events during the period other than transactions with owners. For all periods presented comprehensive income is the same as net income.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public enterprises report information about operating segments in annual financial statements and interim financial stockholders' reports. The statement requires information to be reported by operating segment on the same basis which we use to evaluate performance internally. We have determined that we have only one operating segment.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivatives, requiring recognition as either assets or liabilities on the balance sheet and measurement at fair value. We plan to adopt SFAS No. 133 in fiscal 2002. We have not yet determined the effect adoption of SFAS No. 133 will have on our consolidated financial statements.


FORWARD-LOOKING STATEMENTS

         Some of the information presented in this Form 10-K constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the headings "Business Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

    -   our high degree of leverage and                      -   increasing competition by domestic
        significant debt service obligations,                    and foreign media companies,

    -   our ability to increase circulation and              -   changes in the costs of paper used
        advertising revenues,                                    by us,

    -   market conditions for our publications,              -   any future changes in management,

    -   our ability to develop new publications              -   general risks associated with the
        and services,                                            publishing industry and

    -   outcomes of pending and future                       -   the potential effect of year 2000
        litigation,                                              computer issues.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The sensitivity of our financial instruments to changes in the general level of interest rates represents one of our inherent market risks. In order to mitigate the potential loss arising from adverse changes in interest rates, we have a strategy that includes managing a balance of fixed and variable-rate debt instruments. As part of this strategy, we maintain interest rate swap agreements that effectively convert a portion of our variable rate indebtedness exposure to fixed rate indebtedness thereby reducing our exposure to the uncertainty of floating interest rates. We do not enter into financial instruments for speculative purposes.

        Interest rate changes result in increases or decreases in the market value of our fixed rate indebtedness because of differences between the current market interest rate and the rates governing the indebtedness. With respect to our variable rate indebtedness at March 29, 1999, a 10% increase in interest rates would result in a $0.9 million annual decrease in our income before income taxes and cash provided from operating activities.

         In addition, we have risk relative to changes in the market price of the paper used by our publications. Currently, we do not hedge against increases in paper costs and historically we have managed this risk through a combination of cover price increases and paper usage reductions. We can predict neither the prices of the paper we use nor our ability to manage the risk of higher paper costs. It is possible that an increase in paper costs could have a material adverse effect on us.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          Page(s)
                                                                                          -------
FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants..............................             24

Consolidated Balance Sheets as of March 30, 1998 and March 29, 1999.............             25

Consolidated Statements of Income for the Three Fiscal
  Years Ended March 29, 1999....................................................             26

Consolidated Statements of Stockholder's Equity for the Three Fiscal
  Years Ended March 29, 1999....................................................             27

Consolidated Statements of Cash Flows for the Three Fiscal
  Years Ended March 29, 1999....................................................             28

Notes to Consolidated Financial Statements......................................           29 - 38



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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Stockholder of
  American Media Operations, Inc.:

        We have audited the accompanying consolidated balance sheets of American Media Operations, Inc. (a Delaware corporation) and subsidiaries as of March 30, 1998 and March 29, 1999, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three fiscal years in the period ended March 29, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Media Operations, Inc. and subsidiaries as of March 30, 1998 and March 29, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 29, 1999, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
  May 7, 1999.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 30, 1998 AND MARCH 29, 1999
                    (IN 000'S, EXCEPT PER SHARE INFORMATION)


                                                                1998            1999
                                                             ----------      ---------
                                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $   7,405      $   3,823
  Receivables, net                                                7,852          7,977
  Inventories                                                    10,390          9,830
  Prepaid income taxes                                            2,612             --
  Prepaid expenses and other                                      3,939          2,650
                                                              ---------      ---------
      Total current assets                                       32,198         24,280
                                                              ---------      ---------

PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                              4,039          4,039
  Machinery, fixtures and equipment                              18,447         22,040
  Display racks                                                  21,662         19,543
                                                              ---------      ---------
                                                                 44,148         45,622
  Less - accumulated depreciation                               (18,149)       (18,762)
                                                              ---------      ---------
                                                                 25,999         26,860
                                                              ---------      ---------

DEFERRED DEBT COSTS, net                                          8,688          5,728
                                                              ---------      ---------

GOODWILL, net of accumulated amortization
  of  $126,440 and $141,595                                     478,811        463,656
                                                              ---------      ---------

OTHER INTANGIBLES, net of accumulated
  amortization of $45,766 and $51,686                           102,234         96,314
                                                              ---------      ---------
                                                              $ 647,930      $ 616,838
                                                              =========      =========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of term loan                                $      --      $  25,000
  Accounts payable                                               15,587         11,618
  Accrued expenses                                               14,915         13,755
  Accrued interest                                               12,249         11,251
  Accrued and current deferred income taxes                       9,775          9,795
  Deferred revenues                                              31,749         27,987
                                                              ---------      ---------
      Total current liabilities                                  84,275         99,406
                                                              ---------      ---------

PAYABLE TO PARENT COMPANY                                         3,728          3,404
                                                              ---------      ---------

TERM LOAN AND REVOLVING CREDIT
  COMMITMENT, net of current portion                            297,401        246,000
                                                              ---------      ---------
SUBORDINATED INDEBTEDNESS:
  11.63% Senior Subordinated Notes Due 2004                     200,000        200,000
  10.38% Senior Subordinated Notes Due 2002                         134            134
                                                              ---------      ---------
                                                                200,134        200,134
                                                              ---------      ---------

DEFERRED INCOME TAXES                                             7,919          7,696
                                                              ---------      ---------

COMMITMENTS AND CONTINGENCIES (NOTES 2 and 9)

STOCKHOLDER'S EQUITY:
  Common stock, $.20 par value; 10,000 shares authorized,
    7,507.6 shares issued and outstanding
    shares issued and outstanding                                     2              2
  Additional paid-in capital                                     26,039         26,039
  Retained earnings                                              28,432         34,157
                                                              ---------      ---------
TOTAL STOCKHOLDER'S EQUITY                                       54,473         60,198
                                                              =========      =========
                                                              $ 647,930      $ 616,838
                                                              =========      =========


   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE FISCAL YEARS ENDED MARCH 29, 1999
                                   (IN 000'S)



                                                                   FISCAL YEAR ENDED
                                                        ----------------------------------------
                                                         MARCH 31,      MARCH 30,      MARCH 29,
                                                           1997           1998           1999
                                                        ----------      ---------      ---------
OPERATING REVENUES:
  Circulation                                            $ 273,567      $ 262,249      $ 248,630
  Advertising                                               24,280         23,643         23,460
  Other                                                     18,141         21,792         21,369
                                                         ---------      ---------      ---------
                                                           315,988        307,684        293,459
                                                         ---------      ---------      ---------
OPERATING EXPENSES:
  Editorial                                                 28,369         30,497         28,906
  Production                                                80,286         82,296         79,691
  Distribution, circulation and other cost of sales         60,514         66,883         67,640
  Selling, general and administrative expenses              30,428         27,101         26,212
  Gain on sale of Soap Opera Assets                             --             --         (6,499)
  Depreciation and amortization                             29,220         30,327         32,110
                                                         ---------      ---------      ---------
                                                           228,817        237,104        228,060
                                                         ---------      ---------      ---------

  Operating income                                          87,171         70,580         65,399

INTEREST EXPENSE                                           (56,284)       (50,486)       (46,897)
OTHER INCOME (EXPENSE), net                                 (1,705)        (1,641)         2,943
                                                         ---------      ---------      ---------
  Income before provision for income taxes and
    extraordinary charge                                    29,182         18,453         21,445

PROVISION FOR INCOME TAXES                                  16,716         12,437         13,559
                                                         ---------      ---------      ---------
  Income before extraordinary charge                        12,466          6,016          7,886
EXTRAORDINARY CHARGE, net of income taxes of $1,269,
  related to early extinguishment of debt (Note 8)              --             --         (2,161)
                                                         ---------      ---------      ---------
    Net income                                           $  12,466      $   6,016      $   5,725
                                                         =========      =========      =========





   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY FOR THE THREE FISCAL YEARS ENDED MARCH 29, 1999
                      (IN 000'S, EXCEPT SHARE INFORMATION)



                                     COMMON STOCK         ADDITIONAL
                               ----------------------      PAID-IN       RETAINED
                                 SHARES      AMOUNT        CAPITAL       EARNINGS
                               ---------    ---------    ----------     ---------
   Balance, March 25, 1996       7,507.6       $ 2        $ 26,290       $ 9,950
   Other                              --        --            (251)           --
   Net income                         --        --              --        12,466
                                 -------       ---        --------       -------
   Balance, March 31, 1997       7,507.6         2          26,039        22,416
   Net income                         --        --              --         6,016
                                 -------       ---        --------       -------
   Balance, March 30, 1998       7,507.6         2          26,039        28,432
   Net income                         --        --              --         5,725
                                 -------       ---        --------       -------
   Balance, March 29, 1999       7,507.6       $ 2        $ 26,039       $34,157
                                 =======       ===        ========       =======









  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE FISCAL YEARS ENDED MARCH 29, 1999
                                   (IN 000'S)



                                                                                   FISCAL YEAR ENDED
                                                                      -----------------------------------------
                                                                      MARCH 31,      MARCH 30,        MARCH 29,
                                                                        1997           1998             1999
                                                                      ---------      ---------       ---------
Cash Flows from Operating Activities:
  Net income                                                          $ 12,466       $   6,016       $   5,725
                                                                      --------       ---------       ---------
Adjustments to reconcile net income to net cash
provided from operating activities -
  Gain on sale of Soap Opera Assets                                         --              --          (6,499)
  Extraordinary charge, net of income taxes                                 --              --           2,161
  Depreciation and amortization                                         29,220          30,327          32,110
  Deferred debt cost amortization                                        3,144           2,623           1,506
  Senior subordinated discount note accretion                            1,500             190              --
  Deferred income tax provision (credit)                                 1,180             186          (3,592)
  Decrease (increase) in -
      Receivables, net                                                  (2,540)            339            (125)
      Due from Parent Company                                             (431)          1,048              --
      Inventories                                                        1,135           3,001             560
      Prepaid income taxes                                               1,184          (2,612)          2,612
      Prepaid expenses and other                                           283          (1,313)          1,289
  Increase (decrease) in -
      Accounts payable                                                  (3,912)          1,420          (5,203)
      Accrued expenses                                                   2,894          (3,204)         (1,486)
      Payable to Parent Company                                             --           3,728            (324)
      Accrued interest                                                  (2,141)          2,212          (1,010)
      Accrued and current deferred income taxes                            864          (1,552)          4,658
      Deferred revenues                                                  1,842            (599)         (2,580)
                                                                      --------       ---------       ---------
        Total adjustments                                               34,222          35,794          24,077
                                                                      --------       ---------       ---------
      Net cash provided from operating activities                       46,688          41,810          29,802
                                                                      --------       ---------       ---------
Cash Flows from Investing Activities:
  Capital expenditures                                                  (8,526)        (11,018)        (15,019)
  Acquisition of business                                               (2,236)             --              --
  Cash proceeds from sale of Soap Opera Assets                              --              --          10,000
                                                                      --------       ---------       ---------
      Net cash used in investing activities                            (10,762)        (11,018)         (5,019)
                                                                      --------       ---------       ---------
Cash Flows from Financing Activities:
  Term loan and revolving credit commitment principal repayments       (85,744)       (133,855)       (382,401)
  Proceeds from term loan and revolving credit commitment               54,000         118,500         356,000
  Repayment of senior subordinated indebtedness                             --         (15,962)             --
  Payment of deferred debt costs                                          (344)           (300)         (1,964)
  Other                                                                   (251)             --              --
                                                                      --------       ---------       ---------
      Net cash used in financing activities                            (32,339)        (31,617)        (28,365)
                                                                      --------       ---------       ---------
Net Increase (Decrease) in Cash and Cash Equivalents                     3,587            (825)         (3,582)
Cash and Cash  Equivalents at Beginning of Year                          4,643           8,230           7,405
                                                                      --------       ---------       ---------
Cash and Cash  Equivalents at End of Year                             $  8,230       $   7,405       $   3,823
                                                                      ========       =========       =========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for -
  Income taxes                                                        $ 13,203       $  15,422       $   9,570
  Interest                                                              53,763          45,462          46,389



       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS IN ALL TABLES)


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       BASIS OF CONSOLIDATION-

       The consolidated financial statements include the accounts of the Company ("Operations", a wholly-owned subsidiary of American Media, Inc., "Media") and its subsidiaries (National Enquirer, Inc., Star Editorial, Inc., Weekly World News, Inc., Country Weekly, Inc., DSI and Frontline, among others). We publish four weekly publications: National Enquirer, Star, Weekly World News and Country Weekly. All significant intercompany transactions and balances have been eliminated in consolidation. Our fiscal year, which ends on the last Monday in March, includes 52 weeks for the fiscal years 1998 and 1999 compared to 53 weeks for the fiscal year 1997.

       REVENUE RECOGNITION-

       Substantially all publication sales, except subscriptions, are made through unrelated distributors. Issues, other than special topic issues, are placed on sale approximately one week prior to the issue date; however, circulation revenues and related expenses are recognized for financial statement purposes on an issue date basis (i.e., off sale date). Special topic issue revenues and related expenses are recognized at the on sale date. On the date each issue is placed on sale, we receive a percentage of the issue's estimated sales proceeds for our publications as an advance from the distributors. All of our publications are sold with full return privileges.

       Revenues from copy sales are net of reserves provided for expected sales returns which are established in accordance with generally accepted accounting principles after considering such factors as sales history and available market information. We continually monitor the adequacy of the reserves and make adjustments when necessary.

       Subscriptions received in advance of the issue date are recognized as income over the term of the subscription on a straight-line basis. Advertising revenues are recognized in the period in which the related advertising appears in the publications.

       Deferred revenues were comprised of the following:


                                                   1998             1999
                                                 --------         --------
       Single Copy                               $  6,887         $  5,367
       Subscriptions                               24,578           22,334
       Advertising                                    284              286
                                                 --------         --------
                                                 $ 31,749         $ 27,987
                                                 ========         ========


        Other revenues, primarily from marketing services performed for third parties by DSI and Frontline, are recognized when the service is performed.

        PROPERTY AND EQUIPMENT-

        We use straight-line and accelerated depreciation methods for financial reporting and Federal income tax purposes, respectively. The estimated lives used in computing depreciation for financial reporting purposes are 22 years for buildings, 3 years for display racks and 5 to 10 years for all other depreciable fixed assets.

        INVENTORIES-

        Inventories are generally stated at the lower of cost or market. We use the last-in, first-out (LIFO) cost method of valuing our inventories. If the first-in, first-out (FIFO) cost method of valuation, which approximates market value, had been used, inventories would have been approximately $170,000 and $430,000 higher than the amounts reported in the accompanying consolidated balance sheets for 1998 and 1999, respectively. Inventories are comprised of the following:


                                                                1998         1999
                                                               -------     -------
        Raw materials - paper                                  $ 6,573      $6,931
        Finished product - paper, production
          and distribution costs of future issues                3,817       2,899
                                                               -------      ------
                                                               $10,390      $9,830
                                                               =======      ======


        USE OF ESTIMATES-

        The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        CONSOLIDATED STATEMENTS OF CASH FLOWS-

        For purposes of the accompanying consolidated statements of cash flows, we consider cash and cash equivalents to be cash on hand or deposited in demand deposit accounts with financial institutions and highly liquid investments purchased with an original maturity of three months or less.

        NEW ACCOUNTING PRONOUNCEMENTS-

         We have adopted the Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" effective fiscal 1999. SFAS No. 130 defines comprehensive income as a measure of all changes in equity of an enterprise during a period that result from transactions and other economic events during the period other than transactions with owners. For all periods presented comprehensive income is the same as net income.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public enterprises report information about operating segments in annual financial statements and interim financial stockholders' reports. The statement requires information to be reported by operating segment on the same basis which we use to evaluate performance internally. We have determined that we have only one operating segment.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivatives, requiring recognition as either assets or liabilities on the balance sheet and measurement at fair value. We plan to adopt SFAS No. 133 in fiscal 2002. We have not yet determined the effect adoption of SFAS No. 133 will have on our consolidated financial statements.

 (2)   SALE OF ASSETS, CERTAIN TRANSACTIONS AND MERGER:

        In February 1999, we ceased publication of Soap Opera News and Soap Opera Magazine and sold certain of the trademarks and other soap opera publishing assets relating to these magazines (collectively, the "Soap Opera Assets") to Primedia, Inc. for $10 million in cash. In addition, we may receive future consideration based upon increased financial performance above certain levels of Primedia, Inc.'s Soap Opera Digest and Soap Opera Weekly publications. There can be no assurance however that we will receive any such future consideration.

        On May 7, 1999 all of the common stock of Media was purchased by EMP Acquisition Corp. ("EMP") a company controlled by Evercore Capital Partners L.P., a private equity firm ("Evercore"). Proceeds to finance the acquisition included (a) a cash equity investment of $235 million by Evercore and certain other investors, (b) borrowings of approximately $350 million under a new $400 million senior bank facility (the "New Credit Agreement") and (c) borrowings of $250 million in the form of senior subordinated notes (the "New Subordinated Notes"). These proceeds were used to (d) acquire all of the outstanding common stock of Media for $299.4 million, (e) repay $267 million then outstanding under the existing credit agreement (the "Credit Agreement") with our banks, (f) retire approximately $199 million of our $200 million Senior Subordinated Notes due 2004 and (g) pay transaction costs, including a financial advisory fee of 1% of the aggregate funds required to finance the acquisition paid to an affiliate of Evercore, (all such transactions in (a) through (g) are collectively referred to as the "Transactions"). Upon consummation of the Transactions, EMP was merged with and into Media (the "Merger") resulting in a change in ownership control of both Media and the Company. As a result of this change in control, as of the Merger date we will reflect a new basis of accounting that will include the elimination of historical amounts of certain assets and liabilities and the revaluation of certain of our tangible and intangible assets.

        The following pro forma financial information reflects the sale of the Soap Opera Assets, the Transactions and the Merger as if each had occurred as of the beginning of fiscal 1999 (unaudited):

                                 Operating revenues                   $ 272,184
                                                                      =========

                                 Operating expenses                   $ 226,688
                                                                      =========

                                 Depreciation and
                                 amortization                         $ (50,307)
                                                                      =========

                                 Operating income                     $  45,496
                                                                      =========

                                 Interest expense                     ($58,241)
                                                                      ========

                                 Net loss                             ($18,332)
                                                                      ========


        The above pro forma financial information excludes certain non-recurring items including bridge loan commitment and ticking fees related to the New Credit Agreement and the New Subordinated Notes totaling approximately $4.1 million which will be recorded in fiscal 2000. Additional items excluded from the above pro forma financial information includes the pretax gain recorded in connection with the sale of the Soap Opera Assets in the amount of $6.5 million and an extraordinary charge, net of income taxes, totaling approximately $2.2 million, related to the early extinguishment of debt, which were recorded in fiscal 1999.

 (3)  INTANGIBLE ASSETS:

        Purchase price allocations for acquisitions have been made in accordance with Accounting Principles Board Opinion No. 16. The excess of the purchase price, including liabilities assumed, over tangible net assets acquired has been allocated to either specifically identified intangibles or goodwill.

        Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. We consider certain events and circumstances including, among others, the historical and projected operating results of acquired businesses, industry trends and general economic conditions to assess whether the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of intangible assets may not be recoverable. When such assessment indicates that an intangible asset should be evaluated for possible impairment, we use an estimate of undiscounted cash flow over the remaining life of the intangible asset in measuring the recoverability. No such event has occurred to our knowledge and we have determined there to be no impairment.

        Goodwill is amortized on a straight-line basis over 40 years. For each of the fiscal years 1997, 1998 and 1999, amortization of goodwill charged to depreciation and amortization in the accompanying consolidated statements of income totaled approximately $15.2 million.

        An intangible asset recorded in connection with the acquisition of Star is amortized on a straight-line basis over its estimated useful life of 25 years. Amortization expense relating to this intangible asset for each of the fiscal years 1997, 1998 and 1999, totaling approximately $5.9 million, is included in depreciation and amortization in the accompanying consolidated statements of income.

         In connection with the Transactions and Merger, which will be accounted for under the purchase method of accounting, as of May 7, 1999 we will reflect a new basis of accounting that will result in a substantial increase in the amount of intangible assets. It is estimated that intangible assets will total approximately $814.2 million with annual amortization expense of $40.7 million based upon amortizable lives of 20 years. We are currently in the process of appraising the value of our assets and liabilities, therefore the allocation of the actual purchase price may differ significantly from this estimate.

(4)   FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The estimated fair value of our financial instruments as of year end is as follows:


                                                             1998                        1999
                                                   -----------------------      --------------------
                                                   Carrying        Fair         Carrying      Fair
                                                    Amount         Value         Amount       Value
                                                   ---------     ---------      ---------   --------
        Term loan and revolving credit
          facility, including current portion       $297,401      $297,401      $271,000    $271,000
        Subordinated indebtedness                    200,134       217,134       200,134     215,152
        Interest rate swap agreement liability           122           299           147       1,193


        The fair value of our financial instruments is estimated based on the quoted market prices for the same or similar issues or on the current rate offered to us for financial instruments of the same remaining maturities. The carrying amount for cash equivalents approximates fair value because of the short maturity of those instruments.

        On occasion we enter into interest rate swap agreements to reduce the interest rate exposure associated with a portion of our variable rate indebtedness. Interest rate swap agreements modify the interest characteristics of our variable rate indebtedness by synthetically converting a portion of the indebtedness to fixed rate. Interest earned (payable) under the interest rate swap is credited (charged) to interest expense using the accrual method. The related accrued receivable or payable is included in accounts receivable or accrued interest payable. The fair market value of the interest rate swap agreement is not reflected in the accompanying consolidated financial statements. We do not utilize derivative financial instruments for trading or other speculative purposes.

        Derivative financial instruments terminated at a gain (loss) prior to maturity are credited (charged) to interest expense over the remaining original life of the derivative financial instrument.

        We have entered into a three-year $100 million notional amount interest rate swap agreement which effectively converts a portion of our variable-rate debt to fixed-rate debt. The interest rate swap agreement which expires in November 2000 has a fixed interest rate of 5.95%. The carrying amounts for the interest rate swap agreement represents net interest payable as of period end. Net interest expense related to the interest rate swap agreement and another swap agreement which expired in May 1998, totaled $793,000, $655,000 and $584,000 for the fiscal years 1997, 1998 and 1999, respectively.

(5)   INCOME TAXES:

        We file a consolidated Federal income tax return with Media and calculate our income on a separate return basis. The provision for income taxes consists of the following:


                                    1997          1998            1999
                                  --------       -------        --------
        Current:
          Federal                 $13,824        $11,232        $ 15,693
          State                     1,712          1,019           1,458
                                  -------        -------        --------
            Total current          15,536         12,251          17,151
                                  -------        -------        --------
        Deferred:
          Federal                   1,050            169          (3,287)
          State                       130             17            (305)
                                  -------        -------        --------
            Total deferred          1,180            186          (3,592)
                                  -------        -------        --------
                                  $16,716        $12,437        $ 13,559
                                  =======        =======        ========


         A reconciliation of the expected income tax provision at the statutory Federal income tax rate of 35% to the reported income tax provision is as follows:



                                                    1997         1998        1999
                                                  -------      -------     -------
         Expected income tax provision at
            statutory rate                        $10,214      $ 6,459     $ 7,506
         Nondeductible goodwill                     5,304        5,304       5,304
         State income taxes, net of Federal
            benefit                                 1,198          652         749
         Other, net                                    --           22          --
                                                  -------      -------     -------
                                                  $16,716      $12,437     $13,559
                                                  =======      =======     =======


         Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The net deferred tax liability is comprised of the following:

                                                             1998           1999
                                                           --------       --------
         Gross deferred tax assets                         $    444       $    451
                                                           --------       --------

         Intangibles amortization                            (5,674)        (5,345)
         Expense recognition differences                     (3,719)        (1,425)
         Subscription acquisition costs                      (1,861)          (909)
         Accelerated depreciation                            (1,806)        (1,912)
         Book over tax basis of non-depreciable assets         (439)          (439)
         Inventory capitalization                              (670)          (554)
                                                           --------       --------
              Gross deferred tax liabilities                (14,169)       (10,584)
                                                           --------       --------

              Net deferred tax liabilities                 $(13,725)      $(10,133)
                                                           ========       ========


        Included in accrued and current deferred income taxes in the accompanying consolidated balance sheets for fiscal years 1998 and 1999 are net current deferred taxes payable of $5.8 million and $2.4 million, respectively.

(6)   CREDIT AGREEMENTS:

        On June 5, 1998, we entered into our Credit Agreement with a bank syndicate whose agent bank is The Chase Manhattan Corporation ( the "Agent Bank" and, collectively, the "Banks" ) The Credit Agreement is comprised of a $250 million term loan commitment and a $120 million revolving credit commitment.

                 (a) Term Loan Commitment -- Amounts borrowed under the Credit Agreement's term loan commitment bear interest at rates based upon either the Alternate Base Rate (as defined) plus 0% to .75% or the LIBO Rate (as defined) plus .75% to 1.75%, predicated upon satisfaction of certain covenants related to our operating cash flow levels. Amounts due under the term loan commitment are payable in varying quarterly installments through March 2004. As of March 29, 1999, $250 million was outstanding under the term loan commitment.

                 (b) Revolving Credit Commitment - The Credit Agreement also provides for additional borrowings up to a maximum of $120 million, bearing interest at the term loan commitment rates described above. This commitment, which expires in March 2004, allows funds to be borrowed and repaid from time to time with permanent reductions in the revolving credit commitment permitted at the Company's option. As of March 29, 1999, borrowings of $21 million were outstanding under the Prior Credit Agreement's revolving credit commitment.

                 (c) Commitment Fees -- The Company is required to pay a commitment fee ranging from .25% to .50% of the unused portion of the Credit Agreement's revolving credit commitment. Commitment fees under the Prior Credit Agreement totaled approximately $330,000, $246,000 and $338,000 for fiscal years 1997, 1998 and 1999, respectively.

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

        In addition to the above, the Credit Agreement also contains certain covenants that, among others, restrict paying cash dividends, incurring additional indebtedness, entering into certain mergers or consolidations, making capital expenditures and selling or otherwise disposing of assets. We are also required to satisfy certain financial tests relating to operating cash flow and debt coverage ratios. We plan to pay no cash dividends on our common stock in the foreseeable future, instead using cash generated from operating results principally to make principal and interest payments on its indebtedness.

        As permitted under the covenants of the prior credit agreement, management fees to affiliates totaling $1.8 million, $1.7 million and $1.2 million are included in other expense, net in the accompanying consolidated statements of income for the fiscal years 1997, 1998 and 1999, respectively.

        The effective interest rates under the Credit Agreement and prior credit agreements, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 29, 1999, and for the fiscal years 1997, 1998 and 1999 were 6.9%, 7.9%, 7.8% and 7.7%, respectively.

        In connection with the Transactions and Merger, on May 7, 1999 we repaid all amounts outstanding under the Credit Agreement and borrowed approximately $350 million under the

New Credit Agreement. Our New Credit Agreement, which consists of $340 million in term loan commitments and a $60 million revolving credit commitment, includes the following:

               (a) Term Loan Commitments -- The term loans consist of a $100 million (original amount) commitment (the "Tranche A" loans) and a $240 million (original amount) commitment (the "Tranche B" loans). Amounts borrowed under the Tranche A commitment bear interest at rates based upon either the Alternate Base Rate plus 3/4% to 2% or the LIBO Rate plus 1-3/4% to 3%, predicated upon satisfaction of certain Credit Agreement covenants related to operating results. Tranche B loans bear interest at either the Alternate Base Rate plus 2-1/2% or the LIBO Rate plus 3-1/2%.

               Borrowings under the term loan commitments are payable in varying quarterly installments from July 2001 through April 2007. Beginning as of the fiscal year ending March 2001 and for each fiscal year thereafter we will be required to make Excess Cash Flow payments (as defined) which will be applied ratably to the then outstanding term loans.

               (b) Revolving Credit Commitment -- The New Credit Agreement also provides for additional borrowings up to a maximum of $60 million, bearing interest at the Tranche A rates described above. This commitment, which expires in April 2006, allows funds to be borrowed and repaid from time to time with permanent reductions in the revolving credit commitment permitted at our option.

               (c) Commitment Fees - We are required to pay a commitment fee ranging from 3/8% to 1/2% of the unused portion of the revolving commitment.

               (d) Guarantees, Collateral and Financial Covenants - The New Credit Agreement contains certain guarantees, collateral pledges and financial covenant requirements similar to those required under the Credit Agreement as described above.

        As of May 7, 1999 the effective interest rate under the New Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, was 8.5%.

(7)   SUBORDINATED INDEBTEDNESS:

        Our 11.63% Senior Subordinated Notes due 2004 (the "Senior Subordinated Notes due 2004"), which mature on November 15, 2004, pay interest semi-annually on May 15 and November 15 and are redeemable at our option after November 14, 1999 at prices ranging from 104.4% to 100.0% of their face amount.

        In connection with the Transactions and Merger, on May 7, 1999 we repaid approximately $199 million in face amount of the Senior Subordinated Notes due 2004; including the tender premium and consent fee the total amount paid was approximately $214.2 million. Our New Subordinated Notes, which mature on May 1, 2009, bear interest at 10-1/4% per annum payable in semi-annual installments on May 1st and November 1st of each year. These notes are redeemable at our option at prices ranging from 105.1% to 100% of their face amount after April 2004. The indenture under which the notes were issued includes certain restrictive covenants that limit, among other things, our ability to incur indebtedness, give guarantees, pay dividends, make investments, sell assets and merge or consolidate.

        Payments of principal due under the New Credit Agreement (excluding any amounts that may be borrowed under the credit commitment or required to be prepaid under the excess cash flow provision), the New Subordinated Notes and other long-term indebtedness follows:



                           Fiscal Year
                           -----------
                              2002                     $  9,300
                              2003                       16,284
                              2004                       21,150
                           Thereafter                   544,140
                                                       --------
                                                       $590,874
                                                       ========


(8)   DEFERRED DEBT COSTS:

        Certain costs incurred in connection with the issuance of our long-term debt have been deferred and are amortized as part of interest expense over periods from 8 to 10 years. For fiscal years 1997, 1998 and 1999, amortization of deferred debt costs which is included in interest expense in the accompanying consolidated statements of income totaled approximately $3.1 million, $2.6 million, and $1.5 million, respectively. In connection with the amendment and restatement of our senior bank indebtedness (see Note 6) certain unamortized deferred debt costs related to the prior credit agreement totaling approximately $3.4 million were charged to extraordinary loss in fiscal 1999. Costs related to the Credit Agreement are being amortized to interest expense through March 2004.

      In connection with the Transactions and Merger, we repaid all amounts outstanding under the Credit Agreement and approximately $199 million in face amount of the Senior Subordinated Notes due 2004. Net unamortized deferred debt costs related to the Credit Agreement and Senior Subordinated Notes Due 2004 totaling approximately $5.6 million will be written off in connection with the Transactions and Merger.

(9)  COMMITMENTS AND CONTINGENCIES:

        LITIGATION-

        Various suits and claims arising in the ordinary course of business have been instituted against us. We have insurance policies available to recover potential legal costs. We periodically evaluate and assess the risks and uncertainties associated with litigation independent from those associated with our potential claim for recovery from third party insurance carriers. At present, in the opinion of management, after consultation with legal counsel, the liability resulting from litigation, if any, will not have a material effect on our consolidated financial statements.

        PRINTING AGREEMENT-

        We have entered into a 15 year printing agreement expiring in fiscal 2011 with an unrelated printer to print National Enquirer and Star. Based on current pricing and production levels this contract, which requires pricing adjustments based on changes in the Consumer Price Index, is estimated to cost approximately $172 million over its remaining life as follows:


        Fiscal Year
        -----------
        2000                                 $ 14,965
        2001                                   14,929
        2002                                   14,929
        2003                                   15,216
        2004                                   14,929
        Thereafter                             97,024
                                             --------
                                             $171,992
                                             ========


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

       Upon consummation of the Transactions, the following individuals became the directors and executive officers of Media and the Company. All officers serve at the pleasure of the applicable Board of Directors.


NAME                              AGE                      POSITION (S)
----                              ---                      ------------
David J. Pecker...............    47      Chairman, Chief Executive Officer, President
                                          And Director of Media and the Company

Austin M. Beutner.............    39      Director of Media and the Company

Neeraj Mital..................    32      Director of Media and the Company

Saul D. Goodman...............    31      Director of Media and the Company

Robert V. Seminara............    27      Director of Media and the Company

Paul G. Yovovich..............    45      Director of Media and the Company

Helene Belanger...............    44      Director of Media and the Company

Brian J. Richmand.............    45      Director of Media and the Company

J. William Grimes.............    58      Director of Media and the Company

Peter A. Nelson...............    43      Executive Vice President and Chief
                                          Financial Officer of Media and the Company

Michael R. Roscoe.............    52      Chief Executive Officer and President of DSI


     David J. Pecker became Chairman, Chief Executive Officer, President and a Director of Media and the Company upon consummation of the Transactions on May 7, 1999. Prior to that time, Mr. Pecker had been the Chief Executive Officer since 1992, and President since 1991, of Hachette Filipacchi Magazines, Inc. Prior to 1991, he was Executive Vice President/Publishing and Chief Operating and Chief Financial Officer of Hachette. Mr. Pecker has over 20 years of publishing industry experience having worked as the Director of Financial Reporting at CBS, Inc. Magazine Group and as the Vice President and Controller of Diamandis Communications Inc.

     Austin M. Beutner is a founding partner of Evercore. From 1994 to 1996, Mr. Beutner was Chief Executive Officer and President of the U.S. Russia Investment Fund, and in January 1997, Mr. Beutner was named Vice Chairman of its Board of Directors. Before his affiliation with the U.S. Russia Investment Fund, he was a General Partner of The Blackstone Group.

     Neeraj Mital is a Managing Director of Evercore. Prior to joining Evercore, Mr. Mital was at The Blackstone Group from 1992 to 1998, most recently as a Managing Director. Prior to joining The Blackstone Group, he was at Salomon Brothers Inc.

     Saul D. Goodman is a Vice President of Evercore. Prior to joining Evercore, Mr. Goodman was an investment banker at Lehman Brothers, Inc. from 1994 to 1998, most recently as a Vice President. Prior to that, Mr. Goodman was at Ark Asset Management.

     Robert V. Seminara is an Associate of Evercore. Prior to joining Evercore, Mr. Seminara was a Financial Analyst at Lazard Freres & Co. LLC from 1994 to 1996.

     Paul G. Yovovich is a private investor and an Operating Executive at Evercore. From 1993 to 1996 he was President of Advance Ross Corporation, whose business was international transactions services. Prior to 1993, Mr. Yovovich held a variety of executive positions at Centel Corporation, most recently as President of its Central Telephone Company unit. Mr. Yovovich is currently a Director of 3Com Corporation, Comarco, Inc., APAC TeleServices, Inc., the Van Kampen open end funds and several other private companies.

     Helene Belanger is a Vice-President in the Private Investments Group of Capital Communications CDPQ ("Capital Communications"). Ms. Belanger has been affiliated with Capital Communications since 1990 holding various positions including the position of Director. Prior to her affiliation with Capital Communications, Ms. Belanger was with the Royal Bank of Canada, occupying various positions in the commercial loans sector, and at the Federal Business Development Bank. Ms. Belanger is a corporate director sitting on the Board of Directors of NetStar Communications, CFCF-12 and Groupe Coscient.

     Brian J. Richmand is a General Partner at Chase Capital Partners ("Chase Capital"). Prior to joining Chase Capital, Mr. Richmand was a Partner at the law firm of Kirkland & Ellis from 1985 to 1993 where he primarily represented leveraged buyout and venture capital funds. Mr. Richmand currently serves on the boards of Riverwood International Corp., La Petite Academy, Transtar Metals and Reiman Publishing.

     J. William Grimes is a General Partner at BG Media Investors. Prior to joining BG Media Investors, Mr. Grimes served from 1994 to 1997 as a media and communications consultant to several high-tech new media companies and is a principal of Incontext, Inc., a Washington, D.C.-based information database company. From 1994 to September 1996, Mr. Grimes was Chief Executive Officer and President of Zenith Media, USA. Before 1994, Mr. Grimes served in senior positions at several media companies including Chief Executive Officer and President of Multimedia, Inc. and Chief Executive Officer and President of Univision Holdings, Inc. and Chief Executive Officer and President of ESPN.

     Peter A. Nelson joined the Company in 1989 and was promoted to his current position as Executive Vice President and Chief Financial Officer in January 1999. Prior to his promotion, Mr. Nelson held the position of Vice President, Controller and Chief Accounting Officer.

     Michael R. Roscoe joined the Company in 1984 and was promoted to President of DSI in 1986. In December 1995, Mr. Roscoe was promoted to his current position as President and Chief Executive Officer of DSI.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us to our chief executive officer and our four most highly compensated executive officers at March 29, 1999 for services rendered during the fiscal years 1999, 1998 and 1997:

SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                       ANNUAL COMPENSATION                  COMPENSATION
                                             ------------------------------------------    ---------------
                                                                           OTHER ANNUAL        SHARES            ALL OTHER
                                     FISCAL     SALARY         BONUS       COMPENSATION      UNDERLYING        COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR       ($)            ($)             ($)         COMPENSATION            ($)
---------------------------           ----       ---            ---             ---         ------------            ---

Peter J. Callahan (1)............     1999    350,000 (2)      -0-   (2)        -0-              --               690,630 (2)(3)
  Chairman, President, Chief          1998    350,000 (2)    198,500 (2)        -0-              --               659,271
  Executive Officer                   1997    350,000 (2)    341,000 (2)        -0-              --               657,967

Michael Boylan (1)...............     1999    300,000 (2)      -0-   (2)        -0-              --               279,970 (2)(3)
  Vice Chairman, Publishing           1998    300,000 (2)     99,250 (2)        -0-              --               283,011
  Operations                          1997    300,000 (2)    170,500 (2)        -0-              --               282,679

Maynard Rabinowitz (1)...........     1999    300,000 (2)      -0-   (2)        -0-              --               312,817 (2)(3)
  Vice Chairman, Finance,             1998    300,000 (2)     99,250 (2)        -0-              --               283,821
  Administration and Legal            1997    300,000 (2)    170,500 (2)        -0-              --               290,154
  Affairs, and Secretary

Anthony S. Hoyt (1)..............     1999    500,000          -0-              -0-              --                40,444 (3)
  Senior Vice President and           1998    500,000          -0-              -0-              --                29,721
  Publisher, National Enmquirer       1997    500,000          -0-              -0-           25,000(4)            21,389
  and Star

Michael R. Roscoe................     1999    296,193         37,000            -0-           50,000(4)            18,472 (3)
  Chief Executive Officer and         1998    250,000          -0-              -0-           25,000(4)            58,095
  President of DSI                    1997    230,289         46,000            -0-           25,000(4)            10,413


(1) Upon consummation of the Transactions on May 7, 1999, Messrs. Callahan, Boylan and Rabinowitz resigned from their respective executive positions with the Company and Media. Mr. Hoyt resigned from his executive position as of May 17, 1999.
(2) Includes management fees ("Management Fees") as a component of compensation for serving as executive officers of the Company and Media. Under the terms of a former compensation plan Messrs. Callahan, Boylan and Rabinowitz received a base salary and the Management Fee. The base salaries were $350,000, $300,000 and $300,000, respectively, for Messrs. Callahan, Boylan and Rabinowitz. The Management Fees, which were in addition to the base salary, were divided into two components. The first component consisted of cash payments of $650,000 to Mr. Callahan and $275,000 to each of Messrs. Boylan and Rabinowitz. The second component was based upon the Company's operating results and was distributed 50% to Mr. Callahan and 25% to each of Messrs. Boylan and Rabinowitz.
(3) Includes for fiscal 1999 the following: profit sharing contributions allocated under our employee profit sharing plan of $3,530 for each of Messrs. Callahan, Boylan, Rabinowitz, Hoyt and Roscoe; payments for life insurance of $2,700 for Mr. Callahan, $1,440 for Mr. Boylan, $2,250 for Mr. Rabinowitz, $4,915 for Mr. Hoyt and $1,246 for Mr. Roscoe; reimbursements of country club memberships in the amount of $34,400 and $20,000, respectively, for Messrs. Callahan and Rabinowitz and proceeds form the exercise of common stock options totaling $11,937 by Mr. Roscoe.

(4) Upon consummation of the Transaction on May 7, 1999, Messrs. Hoyt and Roscoe received $7 for each underlying share of common stock represented by their options. After deducting for the exercise price of the underlying stock options, Messrs. Hoyt and Roscoe received net proceeds of $106,250 and $167,709, respectively.

         Compensation for our executive officers subsequent to the consummation of the Transactions is not materially different from its historical compensation levels, other than Mr. Pecker's compensation, which is described below.

         All of our common stock is owned by Media and all of Media's common stock is owned by EMP Group L.L.C. (the "LLC"). Equity interests in the LLC are owned by Evercore and certain investors, including Mr. Pecker. Other members of management are expected to acquire equity interests in the LLC. For a discussion of the distributions Mr. Pecker and other members of management may receive as the owners of certain units in the LLC as compensation for their employment, see "Item 13. Certain Relationships and Related Transactions."

         Our executive officers are elected by our Board of Directors and serve at the discretion of our Board of Directors or pursuant to an employment agreement. Media is party to an employment agreement with Mr. Pecker which has a five-year term expiring May 6, 2004 and, after the initial term, will be automatically extended each year for successive one-year periods, unless either party provides 60 days' prior written notice before the next extension date. The employment agreement also provided that, upon termination of Mr. Pecker's employment with Hachette, the LLC was obligated to make payments related to compensation forfeited upon such termination (the "Make-Whole Payments"). The Make-Whole Payments, in the aggregate, equal approximately $4.0 million, a portion of which was paid upon Mr. Pecker's termination of employment with Hachette on March 31, 1999, and the remaining portion of which shall be payable on April 15, 2000. During his term of employment, Mr. Pecker shall be entitled to a base salary equal to $1,500,000 per annum and certain other customary employee benefits.

         Upon termination of employment by Media without cause or by Mr. Pecker for good reason, Mr. Pecker shall be entitled to the following subject to certain restrictions: (a) continued payment of base salary and continued health, life insurance and disability benefits; (b) immediate vesting of plan benefits;
(c) outplacement services for twelve months following such termination; (d) a golden parachute excise tax gross-up payment, if applicable, in connection with a "change of control" (as defined in the employment agreement); (e) any unpaid portion of the Make-Whole Payments; and (f) such employee benefits as to which Mr. Pecker may be entitled under the employee benefit plans and arrangements of Media.

         During fiscal 1999, the Company's outside directors received an annual retainer of $25,000, plus $2,500 for each Board meeting and committee meeting (held other than on the date of a Board meeting) attended. In addition, the Company reimbursed all directors for travel and out-of-pocket expenses incurred in connection with Board or committee meetings and otherwise with respect to their duties as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of our common stock is owned by Media and all of Media's common stock is owned by the LLC. Equity interests in the LLC are owned by Evercore and certain investors, including

Mr. Pecker. Other members of management are expected to acquire equity interests in the LLC. Pursuant to the LLC Agreement (as defined herein), Evercore has control over the LLC, Media and the Company by virtue of its right to appoint a majority of the Board of Managers of the LLC and a majority of the Board of Directors of Media, irrespective of the amount of Evercore's equity interests in the LLC. See "Item 13. Certain Relationships and Related Transactions." Mr. Austin Beutner, a director of Media and the Company, is a member of the general partner of Evercore but disclaims the existence of a group and disclaims beneficial ownership of our common stock. Certain other investors each have the right to appoint one member of the Board of Managers of the LLC and the Board of Directors of Media, subject to certain conditions such as ownership of units in the LLC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       As part of their investment in the LLC, Evercore and the other investors and Media, have entered into the LLC Agreement (the "LLC Agreement"). Interests in the LLC are represented by units of various classes. Evercore and the other investors, including Mr. Pecker, own Class A Units. Class A Units are the only units with voting power. Other classes of units, one class of which has been issued to Mr. Pecker and other classes of which may be issued to other members of management, are eligible to share in the profits of the LLC, pro rata, after all the holders of the Class A Units have received the return of their aggregate investment in the Class A Units. Mr. Pecker also has been issued units which will vest and share in the profits of the LLC, pro rata, only in certain circumstances.

       The units of the LLC are exchangeable for the common stock of Media under certain circumstances, including pursuant to demand and piggyback registration rights granted to Evercore and the other investors, including Mr. Pecker, under the LLC Agreement. The LLC Agreement grants each investor certain demand registration rights with respect to common stock of Media, the exercise of which, in general, is controlled by Evercore and grants unlimited piggyback registration rights.

       The LLC Agreement provides that the LLC will be managed by a Board of Managers, a majority of which will be appointed by Evercore, irrespective of Evercore's ownership interest. All actions by such Board of Managers are made by majority vote except for transactions involving the transfer of LLC assets to Evercore or its affiliates and certain other specified corporate transactions. In addition, Evercore has the right to appoint a majority of the Board of Directors of Media.

       In general, the investors, including Mr. Pecker, may not transfer their interests in the LLC without the consent of Evercore. Below a certain ownership percentage, if Evercore transfers its units, all the other investors are required to transfer a pro rata number of securities on the same terms as the Evercore transfer.

       Pursuant to a Management Agreement, dated as of May 7, 1999 (the "Management Agreement"), among Evercore Advisors Inc. ("Evercore Advisors"), an affiliate of Evercore, and Media, Evercore Advisors will be paid an annual monitoring fee of $750,000 if the financial performance of Media meets certain predetermined targets. In addition, pursuant to the Management Agreement, Evercore Advisors received upon the consummation of the Merger, a financial advisory fee of 1% of the aggregate funds required to consummate the Transactions. Pursuant to the LLC Agreement, we have reimbursed Evercore for all costs and expenses incurred by Evercore and its affiliates in connection with the Transactions, which costs and expenses totaled $413,000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The following documents are filed with, or incorporated by reference in, and as part of, this Annual Report on Form 10-K.

 1.  FINANCIAL STATEMENTS

      For a complete list of the Financial Statements filed with this Annual Report on Form 10-K, see the Index to Consolidated Financial Statements on Page 23.

2.  EXHIBITS



EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT
------                               ----------------------
2.1 --      Agreement and Plan of Merger dated as of February 16, 1999, by and between EMP Acquisition Corp., a Delaware corporation, and American
            Media, Inc., a Delaware corporation.

2.2 --      Certificate of Merger of EMP Acquisition Corp. with and into American
            Media, Inc. (Under Section 251 of the General Corporation Law of the
            State of Delaware).

2.3 --      Management Agreement dated as of May 7, 1999, between American Media,
            Inc., a Delaware Corporation and Evercore Advisors, Inc., a Delaware limited liability company.

*3.1  --    Certificate of Incorporation of Enquirer/Star, Inc and amendments thereto (incorporated by reference to Operation's Registration
            Statement on Form S-1, Registration No. 33-46676, Part II, Item 16,
            Exhibit 3.5, as filed on March 25, 1992). (1)

*3.2  --    Amended By-Laws of Enquirer/Star, Inc. (incorporated by reference to
            Operation's Registration Statement on Form S-1, Registration No.
            33-46676, Part II, Item 16, Exhibit 3.6, as filed on March 25,
            1992).(1)

*3.3  --    Amendment of Certificate of Incorporation of Operations dated November
            7, 1994 changing its name to American Media Operations, Inc. from
            Enquirer/Star, Inc. (incorporated by reference from Operation's Annual
            Report on Form 10-K for the year ended March 27, 1995, filed as
            Exhibit 3.3, File No. 1-11112).



4.1 --      Purchase Agreement, dated as of April 30, 1999, among American
            Media Operations, Inc., National Enquirer, Inc., Star Editorial,
            Inc., SOM Publishing, Inc., Weekly World News, Inc., Country
            Weekly, Inc., Distribution Services, Inc., Fairview Printing,
            Inc., NDSI, Inc., Biocide, Inc., American Media Marketing, Inc.
            and Marketing Services, Inc.

4.2 --      Indenture dated as of May 7, 1999, among American Media Operations,
            Inc., National Enquirer, Inc., Star Editorial, Inc., SOM Publishing,
            Inc., Weekly World News, Inc., Country Weekly, Inc., Distribution
            Services, Inc., Fairview Printing, Inc., NDSI, Inc., Biocide, Inc.,
            American Media Marketing, Inc., and Marketing Services, Inc., and The
            Chase Manhattan Bank, a New York banking corporation, as trustee.

4.3 --      Exchange and Registration Rights Agreement, dated as of May 7,
            1999, among American Media Operations, Inc., National Enquirer,
            Inc., Star Editorial, Inc., SOM Publishing, Inc., Weekly World
            News, Inc., Country Weekly, Inc., Distribution Services, Inc.,
            Fairview Printing, Inc., NDSI, Inc., Biocide, Inc., American
            Media Marketing, Inc., and Marketing Services, Inc.

4.4 --      Credit Agreement dated as of May 7, 1999, among American Media Inc.,
            American Media Operations, Inc., the Lenders party hereto, and The
            Chase Manhattan Bank, as Administrative Agent.

4.5 --      Guarantee Agreement dated as of May 7, 1999, among American Media,
            Inc., each of the subsidiaries listed on Schedule I thereto and The
            Chase Manhattan Bank, as collateral agent for the Secured Parties (as defined in the Security Agreement).

4.6 --      Indemnity, Subrogation and Contribution Agreement dated as of May 7,
            1999, among American Media Operations, Inc., each subsidiary of
            American Media, Inc. listed on Schedule I thereto and The Chase
            Manhattan Bank, as collateral agent for the Secured Parties (as defined in the Security Agreement).

4.7 --      Pledge Agreement dated as of May 7, 1999, among American Media
            Operations, Inc., American Media, Inc., each subsidiary of Holdings listed on Schedule I thereto and The Chase Manhattan Bank, as collateral agent for the Secured Parties (as defined in the Security
            Agreement).

4.8 --      Security Agreement dated as of May 7, 1999, among American Media
            Operations, Inc., American Media, Inc., each subsidiary of Holdings listed on Schedule I thereto and The Chase Manhattan Bank, as collateral agent for the Secured Parties (as defined herein).

*10 -- Tax Sharing Agreement dated as of March 31, 1992, among Group and its subsidiaries (incorporated by reference from Media's Annual Report on Form 10-K for the year ended March 30, 1992, filed as Exhibit 10.15,
            File No. 1-10784).(1)

21 --       Subsidiaries of American Media Operations, Inc.


99.1 --     David J. Pecker Employment Agreement, dated as of February 16, 1999.

99.2 --     Side Letter regarding David J. Pecker Employment Agreement to David
            Pecker from EMP Group L.L.C., dated as of April 13, 1999.

27   --     Financial Data Schedule (for SEC use only).

--------------------

(1) Enquirer/Star, Inc. is now named American Media Operations, Inc. ("Operations"); Enquirer/Star Group, Inc. ("Group") is now named American Media, Inc. ("Media").

  * Incorporated herein by reference as indicated.

3.  FORM 8-K

        On February 17, 1999, we filed Form 8-K reporting the sale of our Soap Opera Assets as of February 3, 1999. Included in this filing were the following financial statements: unaudited Pro Forma Consolidated Balance Sheet as of December 28, 1998 and unaudited Pro Forma Consolidated Statements of Income for the fiscal year ended March 30, 1998 and the three fiscal quarters ended December 28, 1998.

        SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

        No annual report or proxy material has been sent to security holders in fiscal year 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereto duly authorized on June 25, 1999.


                                        AMERICAN MEDIA OPERATIONS, INC.

                                        By:    /s/   DAVID J. PECKER
                                        ----------------------------------------
                                                   David J. Pecker
                                         Chairman of the Board, President and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated on June 25, 1999.


             SIGNATURE                                      TITLE
             ---------                                      -----

        /s/ DAVID J. PECKER               Chairman of the Board, President,
--------------------------------------    Chief Executive Officer and Director
          David J. Pecker                 (Principal Executive Officer)

        /s/ PETER A. NELSON               Executive Vice President and Chief
--------------------------------------    Financial Officer (Principal Financial
          Peter A. Nelson                 and Accounting Officer)

       /s/ AUSTIN M. BEUTNER              Director
--------------------------------------
         Austin M. Beutner

          /s/ NEERAJ MITAL                Director
--------------------------------------
            Neeraj Mital

        /s/ SAUL D. GOODMAN               Director
--------------------------------------
          Saul D. Goodman

       /s/ ROBERT V. SEMINARA             Director
--------------------------------------
         Robert V. Seminara
