Form 10-Q
period 1999-06-28
AMERICAN MEDIA OPERATIONS INC
filed 1999-08-12
CIK 853927

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549



                                   FORM 10-Q


  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 28, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission file number(s) - see attached


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

  As of August 11, 1999 there were 7,507 shares of common stock outstanding.



===============================================================================

                         TABLE OF ADDITIONAL REGISTRANT
                                   GUARANTORS


                                                                            Address Including Zip Code
                                  State or Other          I.R.S.               and Telephone Number
          Exact Name              Jurisdiction of        Employer              Including Area Code,
    of Registrant Guarantor      Incorporation or     Identification         of Registrant Guarantor's
  as Specified in Its Charter      Organization           Number            Principal Executive Offices
-------------------------------- ------------------  ------------------  ----------------------------------
American Media Marketing, Inc.        Florida           65-0757297       600 East Coast Avenue
                                                                         Lantana, FL 33464 (561) 540-1000

Biocide, Inc.                        Delaware           58-2286482       600 East Coast Avenue
                                                                         Lantana, FL 33464 (561) 540-1000

Country Weekly, Inc.                 Delaware           65-0462019       600 East Coast Avenue
                                                                         Lantana, FL 33464 (561) 540-1000

Distribution Services, Inc.          Delaware           59-1641185       600 East Coast Avenue
                                                                         Lantana, FL 33464 (561) 540-1000

Fairview Printing, Inc.               Florida           59-2521785       600 East Coast Avenue
                                                                         Lantana, FL 33464 (561) 540-1000

Health Xtra, Inc.                     Florida           65-0886419       600 East Coast Avenue
                                                                         Lantana, FL 33464 (561) 540-1000

Marketing Services, Inc.             Delaware           65-0228937       600 East Coast Avenue
                                                                         Lantana, FL 33464 (561) 540-1000

National Enquirer, Inc.               Florida           59-2764097       600 East Coast Avenue
                                                                         Lantana, FL 33464 (561) 540-1000

NDSI, Inc.                           Delaware           59-2632066       600 East Coast Avenue
                                                                         Lantana, FL 33464 (561) 540-1000

Retail Marketing Network, Inc.       Delaware           65-0503059       600 East Coast Avenue
                                                                         Lantana, FL 33464 (561) 540-1000

Star Editorial, Inc.                 Delaware           59-2719233       600 East Coast Avenue
                                                                         Lantana, FL 33464 (561) 540-1000

SOM Publishing, Inc.                  Florida           59-2429187       600 East Coast Avenue
                                                                         Lantana, FL 33464 (561) 540-1000

Weekly World News, Inc.               Florida           59-1896614       600 East Coast Avenue
                                                                         Lantana, FL 33464 (561) 540-1000



                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                 JUNE 28, 1999


                                                                        Page(s)
                                                                        -------
                         PART I. FINANCIAL INFORMATION

Item 1. Company and Predecessor Financial Statements-
Consolidated Balance Sheets..............................................  4
Consolidated Statements of Income........................................  5
Consolidated Statements of Cash Flows....................................  6
Notes to Consolidated Financial Statements............................... 7-10

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................................11-15

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................  16

Signature..................................................................17

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        as of June 28 and March 29, 1999
                      (in 000's, except share information)
      The financial statements of the Company and the Predecessor Company are not comparable in certain respects (see Note 1).


                                                                             Predecessor
                                                                               Company         The Company
                                                                              March 29,          June 28,
                                                                             -----------       -----------
                                                                                               (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $3,823           $1,638
  Receivables, net                                                                7,977           10,005
  Inventories                                                                     9,830            7,231
  Prepaid expenses and other                                                      2,650            6,912
                                                                           -------------    -------------
      Total current assets                                                       24,280           25,786
                                                                           -------------    -------------

PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                                              4,039            1,670
  Machinery, fixtures and equipment                                              22,040           10,743
  Display racks                                                                  19,543           11,228
                                                                           -------------    -------------
                                                                                 45,622           23,641
 Less - accumulated depreciation                                               (18,762)          (1,278)
                                                                           -------------    -------------
                                                                                 26,860           22,363
                                                                           -------------    -------------
DEFERRED DEBT COSTS, net                                                          5,728           20,914
                                                                           -------------    -------------
GOODWILL, net of accumulated amortization of $141,595 and $3,071                463,656          456,076
                                                                           -------------    -------------
OTHER INTANGIBLES, net of accumulated amortization of $51,686 and $3,671         96,314          516,141
                                                                           -------------    -------------
                                                                               $616,838       $1,041,280
                                                                           =============    =============
                         LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of term loan                                                  $25,000       $       --
  Accounts payable                                                               11,618            8,928
  Accrued expenses                                                               34,801           32,556
  Deferred revenues                                                              27,987           24,461
                                                                           -------------    -------------
      Total current liabilities                                                  99,406           65,945
                                                                           -------------    -------------
PAYABLE TO PARENT COMPANY                                                         3,404              177
                                                                           -------------    -------------

LONG TERM DEBT:
  Term Loan and Revolving Credit Commitment, net of current portion             246,000          348,000
  10.25% Senior Subordinated Notes Due 2009                                          --          250,000
  11.63% Senior Subordinated Notes Due 2004                                     200,000              740
  10.38% Senior Subordinated Notes Due 2002                                         134              134
                                                                           -------------    -------------
                                                                                446,134          598,874
                                                                           -------------    -------------
DEFERRED INCOME TAXES (NOTE 3)                                                    7,696          163,872
                                                                           -------------    -------------

CONTINGENCIES (NOTE 6)

STOCKHOLDER'S EQUITY:
  Common stock, $.20 par value; 7,507 shares issued and outstanding                   2                2
  Additional paid-in capital                                                     26,039          218,279
  Retained earnings (deficit)                                                    34,157          (5,869)
                                                                           -------------    -------------
TOTAL STOCKHOLDER'S EQUITY                                                       60,198          212,412
                                                                           -------------    ------------
                                                                               $616,838       $1,041,280
                                                                           =============    ============


        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                   (IN 000'S)
      The financial statements of the Company and the Predecessor Company are not comparable in certain respects (see Note 1).


                                                             Predecessor Company                     The  Company
                                                     -------------------------------------           --------------
                                                      Fiscal Quarter      March 30, 1999              May 7, 1999
                                                      Ended June 29,         Through                    Through
                                                           1998            May 6, 1999               June 28, 1999
                                                      --------------      --------------             --------------
OPERATING REVENUES:
  Circulation                                                 $62,798             $26,215                   $30,920
  Advertising                                                   5,554               2,640                     3,146
  Other                                                         5,024               2,308                     2,609
                                                     -----------------   -----------------          ----------------
                                                               73,376              31,163                    36,675
                                                     -----------------   -----------------          ----------------
OPERATING EXPENSES:
  Editorial                                                     7,382               3,040                     3,535
  Production                                                   20,936               7,784                     8,673
  Distribution, circulation and other cost of sales            18,202               6,624                     7,718
  Selling, general and administrative expenses                  6,575               3,248                     3,553
  Depreciation and amortization                                 7,842               3,703                     8,033
                                                     ----------------    -----------------          ----------------
                                                               60,937              24,399                    31,512
                                                     -----------------   -----------------          ----------------

  Operating income                                             12,439               6,764                     5,163

INTEREST EXPENSE                                              (12,195)             (4,837)                   (8,565)
OTHER INCOME (EXPENSE), net                                     4,193                  25                       (7)
                                                     -----------------   -----------------          ----------------
   Income (loss) before benefit (provision) for
     income taxes and extraordinary charge                      4,437               1,952                    (3,409)

BENEFIT (PROVISION) FOR INCOME TAXES                           (3,043)             (1,365)                      121
                                                     -----------------   -----------------          ----------------
 Income (loss) before extraordinary charge                      1,394                 587                    (3,288)

EXTRAORDINARY CHARGE, net of income
  taxes of $1,269 and $1,517, respectively (Note 4)            (2,161)                 --                    (2,581)
                                                     -----------------   -----------------          ----------------

    Net income (loss)                                           $(767)               $587                   $(5,869)
                                                     =================   =================          ================



  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)
      The financial statements of the Company and the Predecessor Company are not comparable in certain respects (see Note 1).

                                                                              Predecessor Company              The Company
                                                                      ------------------------------------  ------------------
                                                                       Fiscal Quarter     March 30, 1999       May 7, 1999
                                                                       Ended June 29,        Through             Through
                                                                            1998           May 6, 1999        June 28, 1999
                                                                      ------------------ -----------------  ------------------
Cash Flows from Operating Activities:
  Net income (loss)                                                              $(767)              $587            $(5,869)
                                                                      ------------------ -----------------  ------------------
Adjustments to reconcile net income (loss) to net cash (used in)
 provided by operating activities -
    Extraordinary charge, net of income taxes                                     2,161                --               2,581
    Depreciation and amortization                                                 7,842             3,703               8,033
    Deferred debt cost amortization                                                 494               147                 414
    Decrease (increase) in -
        Receivables, net                                                         (5,150)             (369)             (1,658)
        Inventories                                                                  18             1,163               1,436
        Prepaid expenses and other                                                3,624             1,793              (6,056)
    Increase (decrease) in -
        Accounts payable                                                         (1,480)           (2,184)               (506)
        Accrued expenses                                                         (9,295)             (164)            (11,002)
        Accrued and current deferred income taxes                                   135             1,267               3,151
        Deferred revenues                                                        (5,323)           (3,159)               (367)
                                                                      ------------------ -----------------  ------------------
          Total adjustments                                                      (6,974)             2,197             (3,974)
                                                                      ------------------ -----------------  ------------------
        Net cash (used in) provided by operating activities                      (7,741)             2,784             (9,843)
                                                                      ------------------ -----------------  ------------------

Cash flows from investing activities:
         Capital expenditures                                                    (4,243)             (717)             (1,434)
         Acquisition of business, net of cash acquired                               --                --            (332,498)
                                                                      ------------------ -----------------  ------------------
               Net cash used in investing activities                             (4,243)             (717)           (333,932)
                                                                      ------------------ -----------------  ------------------

Cash Flows from Financing Activities:
    Issuance of common stock                                                         --                --             235,000
    Term loan and revolving credit commitment principal repayments             (318,401)          (10,000)           (271,000)
    Proceeds from revolving credit commitment                                   326,000             6,000                  --
    Repayment of subordinated senior subordinated indebtedness                       --                --            (199,260)
    Proceeds from new term loan and credit facility                                  --                --             352,000
    Proceeds from new senior subordinated indebtedness                               --                --             250,000
    Payment of deferred debt costs                                               (1,964)               --             (21,327)
                                                                      ------------------ -----------------  ------------------
        Net cash provided by (used in) financing activities                       5,635            (4,000)            345,413
                                                                      ------------------ -----------------  ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                             (6,349)           (1,933)              1,638
Cash and Cash Equivalents at Beginning of Period                                  7,405             3,823                  --
                                                                      ================== =================  ==================
Cash and Cash Equivalents at End of Period                                       $1,056            $1,890              $1,638
                                                                      ================== =================  ==================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                                                   $194               $80              $3,158
    Interest                                                                     19,589             3,142              12,788



  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 28, 1999
                         (000'S omitted in all tables)
                                  (unaudited)


(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Media Operations, Inc., and subsidiaries for the fiscal year ended March 29, 1999. As discussed below, American Media Operations, Inc. was purchased on May 7, 1999 resulting in a change in the historical cost basis of various assets and liabilities, accordingly, the historical financial information provided herein, for periods prior to May 7, 1999 is not comparable to post acquisition financial information. For purposes of presentation, all historical financial information for periods prior to May 7, 1999 will be referred to as the "Predecessor Company" and all periods subsequent to May 6, 1999 (the "Inception Period") will be referred to as the "Company". A solid black line has been inserted in tables where financial information may not be comparable across periods.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein. Operating results for the fiscal period ended June 28, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 27, 2000.


(2) CERTAIN TRANSACTIONS AND MERGER

On May 7, 1999, all of the common stock of the Company's parent, American Media, Inc. ("Media") was purchased by EMP Acquisition Corp. ("EMP") a company controlled by Evercore Capital Partners L.P., a private equity firm ("Evercore") for $837 million (the "Acquisition"). Proceeds to finance the acquisition included (a) a cash equity investment of $235 million by Evercore and certain other investors, (b) borrowings of $352 million under a new $400 million senior bank facility (the "New Credit Facility") and (c) borrowings of $250 million in the form of senior subordinated notes (the "Notes"). These proceeds were used to (d) acquire all of the outstanding common stock of Media for $299.4 million, (e) repay $267 million then outstanding under the existing credit agreement with our banks, (f) retire approximately $199.3 million of Senior Subordinated Notes due 2004 and (g) pay transaction costs (collectively
(a) through (g), the "Transactions"). Upon consummation of the Transactions, EMP was merged with and into Media (the "Merger") resulting in a change in ownership control of both Media and the Company. The Transactions are summarized as follows:

Proceeds from:
    Equity contribution                                              $ 235,000
    New credit facility                                                352,000
    Notes                                                              250,000
                                                                     ---------
                                                                       837,000
Proceeds used to repay:
    Existing credit facility                                          (267,000)
    Existing subordinated notes                                       (199,300)
    Existing equity                                                   (299,400)
                                                                     ---------
                                                                      (765,700)
    Balance used to pay debt issuance
      costs, debt tender offer premium,
      accrued interest, and other costs                              $ (71,300)
                                                                     ---------
Preliminary allocation of purchase price is as follows:
    Net cash proceeds                                                $ 837,000
    Less repayment of existing debt                                   (466,300)
    Less cash assumed                                                   (1,900)
                                                                     ---------
       Net cash paid                                                   368,800
    Fair value of liabilities assumed                                  (78,275)
    Fair value of tangible assets acquired                              41,973
                                                                     ---------
                                                                     $ 332,498
                                                                     =========

The Acquisition has been accounted for under the purchase method of accounting. The excess of purchase price over the fair value of net tangible assets acquired has been allocated between identified intangible assets including the value of the tradenames and subscription lists of the Company's publications, as determined through an independent appraisal, with the remainder allocated to goodwill. The preliminary estimates of the fair values of other assets and liabilities may be revised at a later date which may result in a change to the value of goodwill. These intangible assets are being amortized on a straight-line basis over 20 years for tradenames and goodwill and 9-15 years for subscription lists.

The following pro forma financial information gives effect to the Transactions and excludes the results of Soap Opera Magazine and Soap Opera News, which were sold in February 1999 for $10 million cash and possible additional consideration based upon the future performance of certain of the buyer's titles, as if each had occurred as of the beginning of each period presented (unaudited):

                                                    Predecessor Company
                                              -------------------------------
                                              Fiscal Quarter    March 30,1999
                                                  Ended           Through
                                              June 29, 1998      May 6, 1999
                                              --------------    -------------
    Operating revenues                          $ 67,615          $ 31,163
                                                ========          ========

    Operating expenses                          $(60,848)         $(26,863)
                                                ========          ========

    Depreciation and amortization               $(15,088)         $ (6,087)
                                                ========          ========

    Operating income                            $  6,767          $  4,300
                                                ========          ========

    Interest expense                            $(14,423)         $ (6,190)
                                                ========          ========

    Net loss                                    $ (5,947)         $ (2,700)
                                                ========          ========

(3) INVENTORIES

Inventories are generally stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) cost method of valuing its inventories, which approximates the first-in, first-out (FIFO) cost method for the periods presented. Inventories are comprised of the following:

                                               March 29,            June 28,
                                               ---------            --------
Raw materials - paper                            $6,931              $4,474
Finished product - paper, production
  and distribution costs of future issues         2,899               2,757
                                                 ------              ------
                                                 $9,830              $7,231
                                                 ======              ======


(4) INCOME TAXES

The Company files a consolidated Federal income tax return with Media, and calculates its income taxes on a separate return basis. Income taxes have been provided based upon the Company's anticipated effective annual income tax rate. In accordance with the Statement of Financial Accounting Standards ("SFAS") NO. 109, "Accounting for Income Taxes", deferred taxes are recognized for temporary differences related to identified intangible assets other than goodwill. The temporary difference is calculated based on the difference between the new book bases of the amounts allocated to tradenames and subscription lists and their original tax bases. Accordingly, as of May 7, 1999, a deferred tax liability of approximately $162 million has been recorded with a corresponding increase in goodwill.


(5) CREDIT AGREEMENT

As of June 28, 1999 the Company's effective interest rate on borrowings under the New Credit Agreement was 8.4%. The effective rate for borrowings under the New Credit Agreement averaged 8.7% for the Inception Period and under the prior credit agreement averaged 7.1% for the period from March 30, 1999 through May 6, as compared to 7.5% for the fiscal quarter ended June 29, 1998.

In the fiscal quarter ended June 29, 1998, approximately $3.4 million, ($2.2 million net of income taxes) was charged to extraordinary loss related to the write-off of deferred debt costs as a result of the refinancing of the prior credit facility. In connection with the Transactions, a fee related to an unused bridge loan commitment totaling approximately $4.1 million ($2.6 million net of income taxes) was charged to extraordinary loss in the Inception Period.

American Media Operations, Inc. has no material assets or operations other than investments in its subsidiaries. The Notes are unconditionally guaranteed, on a senior subordinated basis, by all of its material subsidiaries. Each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the Notes on a senior subordinated basis. Note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. The note guarantors are the Company's wholly-owned subsidiaries. At present, the note guarantors comprise all of the Company's direct and indirect subsidiaries, other than one inconsequential subsidiary. Note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the New Credit Facility, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the New Credit Facility. Furthermore, the Notes indenture permits note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. We have not presented separate financial statements and other disclosures concerning each of the note guarantors because management has determined that such information is not material to investors.

So long as the factors set forth in the paragraph immediately above remain true and correct, under applicable SEC rules and regulations, the Company believes that note guarantors will not need to individually comply with the reporting requirements of the Securities Exchange Act of 1934 ("Exchange Act"), nor will the Company have to include separate financial statements and other disclosures concerning each of the note guarantors in its Exchange Act reports. In that regard, the Company will request a no-action letter from the SEC concurring with the Company's position on this issue. While there can be no assurance, the Company expects to receive a favorable response to our no-action letter request.


(6) OTHER INCOME (EXPENSE), NET

Included in Other Income (Expense), net in the accompanying consolidated statement of income for the fiscal quarter ended June 29, 1998 is a net gain of $4.4 million from the settlement of certain litigation.



(7) LITIGATION

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

In connection with the Transactions and Merger, which were accounted for under the purchase method of accounting, we reflected a new basis of accounting for various assets and liabilities. Accordingly the historical financial information provided herein, for periods prior to May 7, 1999 is not comparable to post acquisition financial information. To facilitate a meaningful discussion of the comparative operating performance for the fiscal quarters ended June 28, 1999 and June 29, 1998, the financial information in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented on a traditional comparative basis unless otherwise indicated. We believe the traditional comparative presentation provides the best financial information as the only material change in the historical operations for periods before and after May 6, 1999, other than the sale of certain properties as discussed below, is an increase in interest expense related to higher levels of indebtedness and increased amortization expense resulting from a substantial increase in intangible assets.

In February 1999, we ceased publication of Soap Opera News and Soap Opera Magazine (collectively, the "Soap Opera Assets") and sold certain of the trademarks and other soap opera publishing assets relating to these magazines to Primedia, Inc. Accordingly, operations of the Soap Opera Assets are included in operations for the fiscal quarter ended June 29, 1998, but are not included in operations for the fiscal quarter ended June 28, 1999.


RESULTS OF OPERATIONS

Fiscal Quarter Ended June 28, 1999 vs Fiscal Quarter Ended June 29, 1998

Total operating revenues were $67,838,000 for the current fiscal quarter, a decrease of $5,538,000 or 7.5% from total operating revenues of $73,376,000 for the same prior year quarter. Excluding revenues related to the Soap Opera Assets, operating revenues remained flat.

Circulation revenues (which include all single copy and subscription sales) of $57,135,000 decreased $5,663,000 or 9.0% for the current fiscal quarter compared to the same prior year quarter. Excluding the Soap Opera Assets, circulation revenues were flat when compared to the same prior year period, as higher single copy revenues offset decreases in subscription revenues. Single copy unit sales for the National Enquirer increased 3.2% when compared to the same prior year quarter, while the Star's remained flat. Circulation revenues were favorably impacted by $.10 cover price increases in July 1998 for both National Enquirer and Star.

Country Weekly's average weekly circulation decreased 13.7% for the current fiscal quarter as compared to the same prior year quarter, reflecting an overall weakness in the country music and lifestyle category. The decline in circulation revenues caused by such decreases in circulation was partially offset by a $.20 cover price increase in March of 1999.

Subscription revenues of $9,645,000 decreased $1,503,000 or 13.5% for the current fiscal quarter compared to the same prior year quarter. Excluding the Soap Opera Assets, subscription revenues have decreased $636,000 or 6.2% compared to the same prior year quarter, reflecting a decrease in National Enquirer and Star unit sales of 19.8% and 23.9%, respectively. One method of increasing the subscription bases of our publications has been to offer discounted subscriptions through an agent. We believe that subscription revenues for the current year quarter has decreased, at least in part, because of industry wide weaknesses in responses from discounted subscription offers. However, because discounted subscriptions are not profitable until they are renewed at full price, a lower response rate has had no material effect on our current period results of operations.

For the current fiscal quarter, advertising revenues of $5,786,000 increased $232,000 or 4.2% from $5,554,000 in the same prior year quarter. Excluding revenue from the Soap Opera Assets, advertising revenues increased by $439,000 or 8.2% primarily as a result of increased national advertising in National Enquirer, Star and Country Weekly, offset by lower direct and classified advertising at the National Enquirer and Star.

Total operating expenses for the current fiscal quarter decreased by $5,026,000 when compared to the same prior year quarter. Excluding expenses related to the Soap Opera Assets and depreciation and amortization expense, operating expenses decreased by $1,349,000 or 3.0% related to lower subscription acquisition, fulfillment and postage costs as a result lower subscription unit sales as discussed above. Amortization expense increased by $3,904,000 due to the increase in intangible asset balances as well as a reduction in the related amortizable lives, primarily goodwill, from 40 years to 20 years. This increase in amortization expense solely relates to the Inception Period.

Interest expense increased for the current fiscal quarter by $1,207,000 to $13,402,000 compared to the same prior year quarter. This increase in interest expense solely relates to the Inception Period as a result of a higher average effective interest rate and higher levels of indebtedness as a result of the Transactions.

Other income was $18,000 for the current fiscal quarter compared to income of $4,193,000 for the same prior year quarter which had a net gain of $4.4 million from the favorable settlement of certain litigation.

Our effective income tax rates exceed the federal statutory income tax rate of 35% because of the effect of goodwill amortization which is not deductible for income tax reporting purposes.

In connection with the Transactions, a fee related to an unused bridge loan commitment totaling approximately $4.1 million ($2.6 million net of income taxes) was charged to extraordinary loss in the Inception Period. During the fiscal quarter ended June 29, 1998, we recorded an extraordinary charge totaling approximately $3.4 million ($2.2 million net of income taxes) related to the write-off of deferred debt issuance costs and other charges relating to the refinancing of indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

We have substantially increased our indebtedness in connection with the Transactions. As a result of the New Credit Agreement and the Notes, our liquidity requirements will be significantly increased, primarily due to increased interest and principal payment obligations under the New Credit Agreement which, other than certain excess cash flow payment obligations, will commence in fiscal 2002. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the New Credit Agreement and the Notes, to make capital expenditures and to cover working capital requirements. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the Notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, or equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Our ability to make scheduled payments of principal and interest under the New Credit Agreement and the Notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At June 28, 1999, we had cash and cash equivalents of $1.6 million and a working capital deficit of $40.5 million. We do not consider our working capital deficit as a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficits result principally from:

o our policy of using available cash to reduce borrowings which are recorded as noncurrent liabilities, thereby reducing current assets without a corresponding reduction in current liabilities;

o our minimal accounts receivable level relative to revenues, as most of our sales revenues are received from national distributors as advances based on estimated single copy circulation; and

o accounting for deferred revenues as a current liability. Deferred revenues are comprised of deferred subscriptions, advertising and single copy revenues and represent payments received in advance of the period in which the related revenues will be recognized.

Historically, our primary sources of liquidity have been cash generated from operations and amounts available under our credit agreements, which have been used to fund shortfalls in available cash. For the Inception Period, cash provided by financing activities totaling $345.4 million was primarily used to fund the Transactions. Cash from operations of $2.8 million generated during the period from March 30, 1999 through May 6, 1999, together with cash on hand on March 30, 1999 of $3.8 million, was used to fund capital expenditures as well as pay down the revolving credit facility. For the fiscal quarter ended June 29, 1998, cash provided by financing activities totaling $5.6 million, together with cash on hand on March 30, 1998 of $7.4 million, was used to fund operating activities of $7.7 million and to make capital expenditures of $4.2 million.

We made capital expenditures in the fiscal quarters ended June 28, 1999 and June 29, 1998 totaling $2.2 and $4.2 million, respectively. The relatively high levels of capital spending for the prior year fiscal quarter reflected increased capital spending on Soap Opera News display pockets and upgrades of our computer information systems.

At June 28, 1999 our outstanding indebtedness totaled $598.9 million, of which $348.0 million, represented borrowings under the New Credit Agreement. The effective rate for borrowings under the New Credit Agreement averaged 8.7% for the Inception Period and under the prior credit agreement averaged 7.1% for the period from March 30, 1999 through May 6, 1999 as compared to 7.5% for the fiscal quarter ended June 29, 1998. In order to reduce our exposure to interest rate risk, we have entered into a $100.0 million interest rate swap agreement expiring in November 2000 under which we pay a fixed rate of 5.95%.

We have no material assets or operations other than the investments in our subsidiaries. The Notes are unconditionally guaranteed, on a senior subordinated basis, by all of our material subsidiaries. Each subsidiary that will be organized in the future by us, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the Notes on a senior subordinated basis. Note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. The note guarantors are our wholly-owned subsidiaries. At present, the note guarantors comprise all of our direct and indirect subsidiaries, other than one inconsequential subsidiary. Note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the New Credit Facility, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the New Credit Facility. Furthermore, the Notes indenture permits note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. We have not presented separate financial statements and other disclosures concerning each of the note guarantors because management has determined that such information is not material to investors.

So long as the factors set forth in the paragraph immediately above remain true and correct, under applicable SEC rules and regulations, we believe that note guarantors will not need to individually comply with the reporting requirements of the Exchange Act, nor will we have to include separate financial statements and other disclosures concerning each of the note guarantors in its Exchange Act reports. In that regard, we will request a no-action letter from the SEC concurring with our position on this issue. While there can be no assurance, we expect to receive a favorable response to our no-action letter request.


YEAR 2000 RISK

The Year 2000 issue is the result of computer programs that were written using only two digits, rather than four, to represent a year. Date-sensitive software or hardware may not be able to distinguish between the years 1900 and 2000 and programs that perform arithmetic operations; comparisons or sorting of date fields may begin yielding incorrect results. This could potentially cause a system failure or miscalculations that could disrupt operations. To address the impact of the Year 2000 issue on our computer programs, embedded chips and significant third-party suppliers of goods and services we have formed a task force led by our information services department. This task force has completed its inventory of the potential Year 2000 issues that may exist. Certain of our key systems (e.g. financial applications) have already been identified as Year 2000 compliant; in addition, because of the recent replacement of a majority of our computer hardware, we believe there is little likelihood that this equipment is not Year 2000 compliant. We believe the largest areas of internal risk for Year 2000 noncompliance are internally developed software applications and the handheld communications devices used in merchandising by our subsidiary, Distribution Services, Inc. We have purchased specialized software that will allow us to identify and correct Year 2000 problems within our software applications and expect to have key applications modified and tested by September 1999. Our information services department, working with the handheld communication devices, has determined that remediation of the existing handhelds is the appropriate cause of action. We expect to complete this remediation work by November 1999.

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

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q may include forward-looking statements which reflect our Company's views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from both historical or anticipated results and readers are cautioned not to place undue reliance upon them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that, among others, could cause actual results to differ materially from historical results or those anticipated include: 1) our high degree of leverage and significant debt service obligations 2) market conditions for our publications 3) competition 4) market prices for the paper used in printing our publications 5) our ability to develop new publications and services 6) changes in economic climate, including interest rate risk 7) outcome of pending and future litigation and 8) potential adverse effects of unresolved Year 2000 problems including external key suppliers.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

During the fiscal quarter ended June 28, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereto duly authorized.



                                          AMERICAN MEDIA OPERATIONS, INC.
                                          Registrant



Date: August 11, 1999                      By /s/ PETER A. NELSON
                                              ---------------------------------
                                           Peter A. Nelson
                                           Executive Vice President
                                           Chief Financial Officer