Form 10-Q
period 1999-09-27
AMERICAN MEDIA OPERATIONS INC
filed 1999-11-12
CIK 853927

==============================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549



                                   FORM 10-Q


(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended September 27, 1999

                                        OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           Commission file number(s) - 333-83637 and 333-83637 01-13


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

  As of November 11, 1999 there were 7,507 shares of common stock outstanding.


==============================================================================

                         TABLE OF ADDITIONAL REGISTRANT
                                   GUARANTORS

                                                                            ADDRESS INCLUDING ZIP CODE
                                  STATE OR OTHER          I.R.S.               AND TELEPHONE NUMBER
          EXACT NAME              JURISDICTION OF        EMPLOYER               INCLUDING AREA CODE
    OF REGISTRANT GUARANTOR      INCORPORATION OR     IDENTIFICATION         OF REGISTRANT GUARANTOR'S         COMMISSION
  AS SPECIFIED IN ITS CHARTER      ORGANIZATION           NUMBER            PRINCIPAL EXECUTIVE OFFICES       FILE NUMBERS
--------------------------------  -----------------  ----------------     --------------------------------   -------------
American Media Marketing, Inc.        Florida           65-0757297       600 East Coast Avenue                333-83637-08
                                                                         Lantana, FL 33484 (561) 540-1000

Biocide, Inc.                        Delaware           58-2286482       600 East Coast Avenue                333-83637-09
                                                                         Lantana, FL 33484 (561) 540-1000

Country Weekly, Inc.                 Delaware           65-0462019       600 East Coast Avenue                333-83637-10
                                                                         Lantana, FL 33484 (561) 540-1000

Distribution Services, Inc.          Delaware           59-1641185       600 East Coast Avenue                333-83637-03
                                                                         Lantana, FL 33484 (561) 540-1000

Fairview Printing, Inc.               Florida           59-2521785       600 East Coast Avenue                333-83637-04
                                                                         Lantana, FL 33484 (561) 540-1000

Health Xtra, Inc.                     Florida           65-0886419       600 East Coast Avenue                333-83637-11
                                                                         Lantana, FL 33484 (561) 540-1000

Marketing Services, Inc.             Delaware           65-0228937       600 East Coast Avenue                333-83637-13
                                                                         Lantana, FL 33484 (561) 540-1000

National Enquirer, Inc.               Florida           59-2764097       600 East Coast Avenue                333-83637-01
                                                                         Lantana, FL 33484 (561) 540-1000

NDSI, Inc.                           Delaware           59-2632066       600 East Coast Avenue                333-83637-06
                                                                         Lantana, FL 33484 (561) 540-1000

Retail Marketing Network, Inc.       Delaware           65-0503059       600 East Coast Avenue                333-83637-12
                                                                         Lantana, FL 33484 (561) 540-1000

Star Editorial, Inc.                 Delaware           59-2719233       600 East Coast Avenue                333-83637-07
                                                                         Lantana, FL 33484 (561) 540-1000

SOM Publishing, Inc.                  Florida           59-2429187       600 East Coast Avenue                333-83637-05
                                                                         Lantana, FL 33484 (561) 540-1000

Weekly World News, Inc.               Florida           59-1896614       600 East Coast Avenue                333-83637-02
                                                                         Lantana, FL 33484 (561) 540-1000



                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                               SEPTEMBER 27, 1999



                                                                                                         Page(s)
                                                                                                         -------
                                       PART I. FINANCIAL INFORMATION

           Item 1. Company and Predecessor Financial Statements --
           Consolidated Balance Sheets..............................................................        4
           Consolidated Statements of Income........................................................       5-6
           Consolidated Statements of Cash Flows....................................................        7
           Notes to Consolidated Financial Statements...............................................       8-11

           Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................................................      12-17

           Item 3. Quantitative and Qualitative Disclosures about
              Market Risk ..........................................................................        18

                                         PART II. OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K.................................................        19

           Signature................................................................................        20

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     AS OF SEPTEMBER 27 AND MARCH 29, 1999
                      (IN 000'S, EXCEPT SHARE INFORMATION)

      THE FINANCIAL STATEMENTS OF THE COMPANY AND THE PREDECESSOR COMPANY
              ARE NOT COMPARABLE IN CERTAIN RESPECTS (SEE NOTE 1).


                                                                              Predecessor
                                                                                Company         The Company
                                                                               March 29,        September 17,
                                                                              ------------      ------------
                                                                                                 (Unaudited)
                                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $     3,823       $     8,108
  Receivables, net                                                                   7,977            11,809
  Inventories                                                                        9,830             8,119
  Prepaid expenses and other                                                         2,650             8,679
                                                                               -----------       -----------
      Total current assets                                                          24,280            36,715
                                                                               -----------       -----------

PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                                                 4,039             1,670
  Machinery, fixtures and equipment                                                 22,040            11,811
  Display racks                                                                     19,543            12,274
                                                                               -----------       -----------
                                                                                    45,622            25,755
 Less - accumulated depreciation                                                   (18,762)           (3,658)
                                                                               -----------       -----------
                                                                                    26,860            22,097
                                                                               -----------       -----------
DEFERRED DEBT COSTS, net                                                             5,728            20,505
                                                                               -----------       -----------

GOODWILL, net of accumulated amortization of $141,595 and $8,846                   463,656           450,260
                                                                               -----------       -----------

OTHER INTANGIBLES, net of accumulated amortization of $51,686 and $10,488           96,314           509,324
                                                                               -----------       -----------
                                                                               $   616,838       $ 1,038,901
                                                                               ===========       ===========
                         LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of term loan                                                 $    25,000               $--
  Accounts payable                                                                  11,618            10,132
  Accrued expenses                                                                  34,801            42,551
  Deferred revenues                                                                 27,987            24,479
                                                                               -----------       -----------
      Total current liabilities                                                     99,406            77,162
                                                                               -----------       -----------

PAYABLE TO PARENT COMPANY                                                            3,404             1,010
                                                                               -----------       -----------

LONG TERM DEBT:
  Term Loan and Revolving Credit Commitment, net of current portion                246,000           340,000
  10.25% Senior Subordinated Notes Due 2009                                             --           250,000
  11.63% Senior Subordinated Notes Due 2004                                        200,000               740
  10.38% Senior Subordinated Notes Due 2002                                            134               134
                                                                               -----------       -----------
                                                                                   446,134           590,874
                                                                               -----------       -----------

DEFERRED INCOME TAXES (NOTE 4)                                                       7,696           161,394
                                                                               -----------       -----------

CONTINGENCIES (NOTE 7)

STOCKHOLDER'S EQUITY:
  Common stock, $.20 par value; 7,507 shares issued and outstanding                      2                 2
  Additional paid-in capital                                                        26,039           218,279
  Retained earnings (deficit)                                                       34,157            (9,820)
                                                                               -----------       -----------
TOTAL STOCKHOLDER'S EQUITY                                                          60,198           208,461
                                                                               -----------       -----------
                                                                               $   616,838       $ 1,038,901
                                                                               ===========       ===========


        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                   (IN 000'S)

                THE FINANCIAL STATEMENTS OF THE COMPANY AND THE
                   PREDECESSOR COMPANY ARE NOT COMPARABLE IN
                         CERTAIN RESPECTS (SEE NOTE 1).



                                                          Predecessor Company         The Company
                                                         ---------------------    --------------------
                                                             Fiscal Quarter          Fiscal Quarter
                                                          Ended September 28,     Ended September 27,
                                                                  1998                    1999
                                                         ---------------------    --------------------


OPERATING REVENUES:
  Circulation                                                  $ 62,153             $ 62,090
  Advertising                                                     5,138                4,897
  Other                                                           5,247                5,740
                                                               --------             --------
                                                                 72,538               72,727
                                                               --------             --------
OPERATING EXPENSES:
  Editorial                                                       7,284                6,841
  Production                                                     19,586               17,086
  Distribution, circulation and other cost of sales              17,064               14,246
  Selling, general and administrative expenses                    6,187                7,656
  Depreciation and amortization                                   7,966               15,039
                                                               --------             --------
                                                                 58,087               60,868
                                                               --------             --------

  Operating income                                               14,451               11,859

INTEREST EXPENSE                                                (11,742)             (14,770)
OTHER INCOME (EXPENSE), net                                         (42)                  33
                                                               --------             --------
   Income (loss) before provision for income
   taxes                                                          2,667               (2,878)

PROVISION FOR INCOME TAXES                                       (2,321)              (1,072)
                                                               --------             --------

    Net income (loss)                                          $    346             $ (3,950)
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

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                   (IN 000'S)

                THE FINANCIAL STATEMENTS OF THE COMPANY AND THE
                   PREDECESSOR COMPANY ARE NOT COMPARABLE IN
                         CERTAIN RESPECTS (SEE NOTE 1).


                                                             Predecessor Company                       The Company
                                                     -------------------------------------          ------------------
                                                                                                      Twenty Weeks
                                                        Two Fiscal        Six Weeks From               From May 7
                                                         Quarters            March 30                    Through
                                                          Ended              Through                  September 27,
                                                   September 28, 1998      May 6, 1999                    1999
                                                   -------------------   -----------------          ------------------


OPERATING REVENUES:
  Circulation                                                $124,951             $26,215                     $93,010
  Advertising                                                  10,692               2,640                       8,043
  Other                                                        10,271               2,308                       8,349
                                                     -----------------   -----------------          ------------------
                                                              145,914              31,163                     109,402
                                                     -----------------   -----------------          ------------------
OPERATING EXPENSES:
  Editorial                                                    14,666               3,040                      10,376
  Production                                                   40,522               7,784                      25,759
  Distribution, circulation and other cost of sales            35,266               6,624                      21,964
  Selling, general and administrative expenses                 12,762               3,248                      11,209
  Depreciation and amortization                                15,808               3,703                      23,072
                                                     -----------------   -----------------          ------------------
                                                              119,024              24,399                      92,380
                                                     -----------------   -----------------          ------------------

  Operating income                                             26,890               6,764                      17,022

INTEREST EXPENSE                                              (23,937)             (4,837)                    (23,335)
OTHER INCOME, net                                               4,151                  25                          26
                                                     -----------------   -----------------          ------------------
   Income (loss) before provision for
     income taxes and extraordinary                                                 1,952
     charge                                                     7,104                                          (6,287)

PROVISION FOR INCOME TAXES                                     (5,364)             (1,365)                       (952)
                                                     -----------------   -----------------          ------------------
 Income (loss) before extraordinary charge                      1,740                 587                      (7,239)


EXTRAORDINARY  CHARGE, net of income taxes of
$1,269 and $1,517, respectively  (Note 5)                     (2,161)                  --                      (2,581)
                                                     -----------------   -----------------          ------------------

    Net income (loss)                                          $(421)                $587                    $(9,820)
                                                     =================   =================          ==================








  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)

                  THE FINANCIAL STATEMENTS OF THE COMPANY AND
                        THE PREDECESSOR COMPANY ARE NOT
                  COMPARABLE IN CERTAIN RESPECTS (SEE NOTE 1).




                                                                              Predecessor Company                 The Company
                                                                      ------------------------------------     -------------------
                                                                                                                  Twenty Weeks
                                                                         Two Fiscal         Six Weeks              From May 7
                                                                       Quarters Ended     From March 30             Through
                                                                        September 28,        Through             September 27,
                                                                            1998           May 6, 1999                1999
                                                                      ------------------ -----------------     -------------------
Cash Flows from Operating Activities:
  Net income (loss)                                                        $    (421)         $    587             (9,820)
                                                                           ---------          --------          ---------
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities -
    Extraordinary charge, net of income taxes                                  2,161                --              2,581
    Depreciation and amortization                                             15,808             3,703             23,072
    Deferred debt cost amortization                                              831               147              1,151
    Decrease (increase) in -
        Receivables, net                                                      (1,808)             (369)            (3,463)
        Inventories                                                              403             1,163                548
        Prepaid expenses and other                                             3,629             1,793             (8,392)
    Increase (decrease) in -
        Accounts payable                                                      (3,340)           (2,184)               697
        Accrued expenses                                                      (2,180)             (164)            (2,596)
        Accrued and current deferred income taxes                             (2,540)            1,267              3,890
        Deferred revenues                                                     (4,645)           (3,159)              (349)
                                                                           ---------          --------          ---------
          Total adjustments                                                    8,319             2,197             17,139
                                                                           ---------          --------          ---------
        Net cash provided by operating activities                              7,898             2,784              7,319
                                                                           ---------          --------          ---------

Cash flows from investing activities:
         Capital expenditures                                                 (7,689)             (717)            (3,615)
         Acquisition of business, net of cash acquired                            --                --           (332,679)
                                                                           ---------          --------          ---------
               Net cash used in investing activities                          (7,689)             (717)          (336,294)
                                                                           ---------          --------          ---------

Cash Flows from Financing Activities:
    Issuance of common stock                                                      --                --            235,000
    Term loan and revolving credit commitment principal repayments          (334,401)          (10,000)          (279,000)
    Proceeds from revolving credit commitment                                334,000             6,000                 --
    Repayment of subordinated senior subordinated indebtedness                    --                --           (199,260)
    Proceeds from new term loan and credit facility                               --                --            352,000
    Proceeds from new senior subordinated indebtedness                            --                --            250,000
    Payment of deferred debt costs                                            (1,964)               --            (21,657)
                                                                           ---------          --------          ---------
        Net cash (used in) provided by financing activities                   (2,365)           (4,000)           337,083
                                                                           ---------          --------          ---------

Net (Decrease) Increase in Cash and Cash Equivalents                          (2,156)           (1,933)             8,108
Cash and Cash Equivalents at Beginning of Period                               7,405             3,823                 --
                                                                           =========          ========          =========
Cash and Cash Equivalents at End of Period                                 $   5,249          $  1,890              8,108
                                                                           =========          ========          =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                                           $   5,118          $     80          $   3,261
    Interest                                                                  25,331             3,142             20,429



  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1999
                         (000'S OMITTED IN ALL TABLES)
                                  (UNAUDITED)


(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Media Operations, Inc., and subsidiaries for the fiscal year ended March 29, 1999. As discussed below, American Media Operations, Inc. was purchased on May 7, 1999 resulting in a change in the historical cost basis of various assets and liabilities, accordingly, the historical financial information provided herein, for periods prior to May 7, 1999 is not comparable to post acquisition financial information. For purposes of presentation, all historical financial information for periods prior to May 7, 1999 will be referred to as the "Predecessor Company" and all periods subsequent to May 6, 1999 (the "Inception Period") will be referred to as the "Company". A solid black vertical line has been inserted in tables where financial information may not be comparable across periods.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein. Operating results for the fiscal periods ended September 27, 1999 are not necessarily indicative of the results that may be expected for future periods.


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

Proceeds from:
      Equity contribution                                       $ 235,000
      New credit facility                                         352,000
      Notes                                                       250,000
                                                                ---------
                                                                $ 837,000
                                                                =========
Proceeds used to repay:
      Existing credit facility                                  $(267,000)
      Existing subordinated notes                                (199,300)
      Existing equity                                            (299,400)
                                                                ---------
                                                                $(765,700)
                                                                =========
      Balance used to pay debt issuance costs,
        debt tender offer premium, accrued interest
        and other costs                                         $ (71,300)
                                                                =========

Preliminary allocation of purchase price is as follows:
      Net cash proceeds                                         $ 837,000
      Less repayment of existing debt                            (466,300)
      Less cash assumed                                            (1,900)
                                                                ---------
            Net cash paid                                         368,800
      Fair value of liabilities                                   (78,094)
      Fair value of tangible assets acquired                       41,973
                                                                ---------
                                                                $ 332,679
                                                                =========

The Acquisition has been accounted for under the purchase method of accounting. The excess of purchase price over the fair value of net tangible assets acquired has been allocated between identified intangible assets including the value of the tradenames and subscription lists of the Company's publications, as determined through an independent appraisal, with the remainder allocated to goodwill. The preliminary estimates of the fair values of other assets and liabilities may be revised at a later date which may result in a change to the value of goodwill or other assets and liabilities. These intangible assets are being amortized on a straight-line basis over 20 years for tradenames and goodwill and 9-15 years for subscription lists.

The following unaudited pro forma financial information gives effect to the Transactions and excludes the results of Soap Opera Magazine and Soap Opera News (collectively, the "Soap Opera Properties") which were sold in February 1999 for $10 million cash and possible additional consideration based upon the future performance of certain of the buyer's titles, as if each had occurred as of the beginning of each period presented:

                                                                Predecessor Company
                                                 --------------------------------------------------
                                                        Two Fiscal             Six Weeks From
                                                      Quarters Ended          March 30 Through
                                                    September 28, 1998           May 6, 1999
                                                 ------------------------- ------------------------
        Operating revenues                               $133,645                  $31,163
                                                        =========                =========

        Operating expenses                               $(86,865)                $(26,863)
                                                        =========                =========

        Depreciation and amortization                    $(27,026)                 $(6,167)
                                                        =========                =========

        Operating income                                  $19,754                   $4,300
                                                        =========                =========

        Interest expense                                 $(29,526)                 $(6,190)
                                                        =========                =========

        Net loss                                          $(9,768)                 $(2,700)
                                                        =========                =========

Included as a reduction to selling, general and administrative expenses in the fiscal quarter ended September 27, 1999 is an additional gain of $370,000 resulting from settlement of certain liabilities in connection with the sale of the Soap Opera Properties.

 (3) INVENTORIES

Inventories are generally stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) cost method of valuing its inventories, which approximates the first-in, first-out (FIFO) cost method for the periods presented. Inventories are comprised of the following:

                                                                   March 29,          September 27,
                                                                      1999                1999
                                                               -------------------  ------------------
Raw materials - paper                                                $6,931              $5,209
Finished product - paper, production
  and distribution costs of future issues                             2,899               2,910
                                                               -------------------  ------------------
                                                                     $9,830              $8,119
                                                               ===================  ==================


(4) INCOME TAXES

The Company files a consolidated Federal income tax return with Media, and calculates its income taxes on a separate return basis. Income taxes have been provided based upon the Company's anticipated effective annual income tax rate. In accordance with the Statement of Financial Accounting Standards ("SFAS") NO. 109, "Accounting for Income Taxes", deferred taxes are recognized for temporary differences related to identified intangible assets other than goodwill. The temporary difference is calculated based on the difference between the new book bases of the amounts allocated to tradenames and subscription lists and their historical tax bases. Accordingly, as of May 7, 1999, a deferred tax liability of approximately $162 million has been recorded with a corresponding increase in goodwill.


(5) CREDIT AGREEMENT

As of September 27, 1999 the Company's effective interest rate on borrowings under the New Credit Agreement was 8.7%. The effective rate for borrowings under the New Credit Agreement averaged 8.7% for the fiscal quarter ended September 27, 1999 as compared to 7.4% on borrowings under the prior credit agreement for the fiscal quarter ended September 28, 1998. The effective rate for borrowings under the New Credit Agreement averaged 8.6% for the Inception Period and under the prior credit agreement averaged 7.1% for the period from March 30 through May 6, 1999, as compared to 7.5% for the two fiscal quarters ended September 28, 1998.

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


(8) SUBSEQUENT EVENT

On November 1, 1999 the Company acquired all of the common stock of Globe Communications Corp. and certain of the publishing assets and liabilities of Globe International, Inc. (collectively, the "Globe Properties") for total consideration of $105 million, including $100 million in cash and $5 million in equity of the Company. The Globe Properties consist of several tabloid style magazines, including Globe, National Examiner and Sun as well as other titles including Cracked, Lifestyle Specials, Detective Series and Mini Mags, which together generate approximately $108 million in revenue annually. Proceeds to finance the acquisition of the Globe Properties included an expansion of our existing senior bank facility of $90 million, approximately $14 million from the Company's existing revolving line of credit and the issuance of $5 million of equity in the Company. These proceeds were used to acquire the Globe Properties and to pay transaction costs. The transaction will be accounted for under the purchase method of accounting, and accordingly, results of operations will be included in the financial statements from the date of acquisition, and the assets and liabilities will be recorded based upon their fair values at the date of acquisition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

In connection with the Transactions and Merger, which were accounted for under the purchase method of accounting, we reflected a new basis of accounting for various assets and liabilities. Accordingly, the historical financial information provided herein, for periods prior to May 7, 1999 is not comparable to post acquisition financial information. To facilitate a meaningful discussion of the comparative operating performance for the fiscal quarter and two fiscal quarters ended September 27, 1999 and September 28, 1998, the financial information in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented on a traditional comparative basis unless otherwise indicated. We believe the traditional comparative presentation provides the best financial information as the only material change in the historical operations for periods before and after May 6, 1999, other than the sale of certain properties as discussed below, is an increase in interest expense related to higher levels of indebtedness and increased amortization expense resulting from a substantial increase in intangible assets.

In February 1999, we ceased publication of Soap Opera News and Soap Opera Magazine (collectively, the "Soap Opera Assets") and sold certain of the trademarks and other soap opera publishing assets relating to these magazines to Primedia, Inc. Accordingly, operations of the Soap Opera Assets are included in operations for the fiscal quarter and the two fiscal quarters ended September 28, 1998, but are not included in operations for the fiscal quarter or the two fiscal quarters ended September 27, 1999.


RESULTS OF OPERATIONS

Fiscal Quarter Ended September 27, 1999 vs Fiscal Quarter Ended
September 28, 1998

Total operating revenues were $72,727,000 for the current fiscal quarter, which remained relatively flat compared to operating revenues of the same prior fiscal year quarter. Excluding revenues related to the Soap Opera Assets, operating revenues increased by $6,698,000, primarily due to an increase in single copy revenues.

Circulation revenues (which include all single copy and subscription sales) of $62,090,000 remained relatively flat for the current fiscal quarter compared to the same prior year quarter. Excluding the Soap Opera Assets, circulation revenues increased $6,162,000 or 11.0% when compared to the same prior year period, due in part, to higher circulation revenues generated from three additional special issues of the Star. Single copy unit sales for the National Enquirer and Star remained flat when compared to the same prior year quarter. Circulation revenues were favorably impacted by $.10 cover price increases effective with the July 27, 1999 issues for National Enquirer, Star and Weekly World News.

Country Weekly's average weekly circulation decreased 5.8% for the current fiscal quarter as compared to the same prior year quarter. The decline in circulation revenues caused by such decreases in circulation was offset by a $.20 cover price increase in March of 1999. New management has addressed this softness by redesigning and relaunching Country Weekly effective with the October 6, 1999 issue. In addition, a new editor and publisher have been named.

Subscription revenues of $9,247,000 decreased $993,000 or 9.7% for the current fiscal quarter compared to the same prior year quarter. Excluding the Soap Opera Assets, subscription revenues decreased $205,000 or 2.2% compared to the same prior year quarter, reflecting a decrease in National Enquirer and Star unit sales of 4.6% and 5.8%, respectively, which was partially offset by an increase in Weekly World News. One method of increasing the subscription bases of our publications has been to offer discounted subscriptions through an agent; however, management's new direction is to be more newsstand driven.

For the current fiscal quarter, advertising revenues of $4,897,000 decreased $241,000 or 4.7% from $5,138,000 in the same prior year quarter. Excluding revenues related to the Soap Opera Assets, advertising revenues remained flat. Although national advertising increased by $761,000 or 47% it was offset by a decrease in mail order and classified advertising due to management's decision not to accept certain mail order and fractional advertising to correspond with the new design of the publications.

Total operating expenses for the current fiscal quarter increased by $2,781,000 when compared to the same prior year quarter. Excluding expenses related to the Soap Opera Assets and depreciation and amortization expense, operating expenses increased by $4,051,000. This increase primarily relates to increased editorial, production and distribution expenses related to the publication of three Star specials (which were more than offset by increased revenues as mentioned above) as well as TV advertising. Amortization expense increased by $7,323,000 due to the increase in intangible asset balances as well as a reduction in the related amortizable lives, primarily goodwill, from 40 years to 20 years. This increase in amortization expense solely relates to the period subsequent to the Transactions.

Interest expense increased for the current fiscal quarter by $3,028,000 to $14,770,000 compared to the same prior year quarter. This increase in interest expense solely relates to the period subsequent to the Transactions as a result of a higher average effective interest rate and higher levels of indebtedness.

Our effective income tax rates exceed the federal statutory income tax rate of 35% because of the effect of goodwill amortization which is not deductible for income tax reporting purposes.


Two Fiscal Quarters Ended September 27, 1999 vs Two Fiscal Quarters Ended September 28, 1998

Total operating revenues were $140,565,000 for the current two fiscal quarters, a decrease of $5,349,000 or 3.7% from total operating revenues of $145,914,000 for the same prior year period. Excluding revenues related to the Soap Opera Assets, operating revenues increased $6,921,000, primarily due to an increase in single copy revenue.

Circulation revenues (which include all single copy and subscription sales) of $119,225,000 decreased $5,726,000 or 4.6% for the current two fiscal quarters compared to the same prior year quarters. Excluding the Soap Opera Assets, circulation revenues increased $6,039,000 or 5.3% when compared to the same prior year period, due in part, to higher circulation revenues generated from three additional special issues of the Star. Single copy unit sales for the National Enquirer and Star remained flat when compared to the same prior year period. Circulation revenues were favorably impacted by $.10 cover price increases effective with the July 27, 1999 issues for National Enquirer, Star and Weekly World News.

Country Weekly's average weekly circulation decreased 10.0% for the current two fiscal quarters as compared to the same prior year quarters. The decline in circulation revenues caused by such decreases in circulation was partially offset by a $.20 cover price increase in March of 1999. New management has addressed this softness by redesigning and relaunching Country Weekly effective with the October 6, 1999 issue. In addition, a new editor and publisher have been named.

Subscription revenues of $18,892,000 decreased $2,496,000 for the current two fiscal quarters as compared to the same prior year period. Excluding the Soap Opera Assets, subscription revenues have decreased $841,000 or 4.3% compared to the same prior year quarters, reflecting a decrease in National Enquirer and Star unit sales of 13.7% and 16.8%, respectively. One method of increasing the subscription bases of our publications has been to offer discounted subscriptions through an agent; however, management's new direction is to be more newsstand driven.

For the current two fiscal quarters, advertising revenues of $10,683,000 remained flat over the same prior year quarters. Excluding revenue from the Soap Opera Assets, advertising revenues increased by $467,000 or 4.6% primarily as a result of increased national advertising in National Enquirer, Star and Country Weekly, offset by lower direct and classified advertising at the National Enquirer and Star due to management's decision not to accept certain mail order and fractional advertising to correspond with the new design of the publications.


Total operating expenses for the current two fiscal quarters decreased by $2,245,000 when compared to the same prior year period. Excluding expenses related to the Soap Opera Assets and depreciation and amortization expense, operating expenses increased by $3,702,000 or 4.3%. This increase primarily relates to increased editorial, production and distribution expenses related to the publication of three Star specials (which were more than offset by increased revenues as mentioned above) as well as TV advertising. Amortization expense increased by $11,228,000 due to the increase in intangible asset balances as well as a reduction in the related amortizable lives, primarily goodwill, from 40 years to 20 years. This increase in amortization expense solely relates to the period subsequent to the Transactions.


Interest expense increased for the current two fiscal quarters by $4,235,000 to $28,172,000 compared to the same prior year quarters. This increase in interest expense solely relates to the period subsequent to the Transactions as a result of a higher average effective interest rate and higher levels of indebtedness.

Other income was $51,000 for the current two fiscal quarters compared to income of $4,151,000 for the same prior year period which had a net gain of $4.4 million from the favorable settlement of certain litigation.

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




     LIQUIDITY AND CAPITAL RESOURCES


We have substantially increased our indebtedness in connection with the Transactions and the acquisition of Globe Communications Corporation and certain publishing assets and liabilities of Globe International, Inc. As a result of the New Credit Agreement and the Notes, our liquidity requirements will be significantly increased, primarily due to increased interest and principal payment obligations under the New Credit Agreement which, other than certain excess cash flow payment obligations, will commence in fiscal 2002. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the New Credit Agreement and the Notes, to make capital expenditures and to cover working capital requirements. As of September 27, 1999, there were no amounts outstanding on the revolving credit facility. As of November 10, 1999, $17 million has been drawn from the Company's revolving credit facility primarily to fund the acquisition of the Globe Properties as discussed in Note 8. to the consolidated financial statements. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the Notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, or equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Our ability to make scheduled payments of principal and interest under the New Credit Agreement and the Notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At September 27, 1999, we had cash and cash equivalents of $8.1 million and a working capital deficit of $40.4 million. We do not consider our working capital deficit as a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficits result principally from:

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

Historically, our primary sources of liquidity have been cash generated from operations and amounts available under our credit agreements, which have been used to fund shortfalls in available cash. For the Inception Period, cash provided by financing activities totaling $337.1 million was primarily used to fund the Transactions. Cash from operations of $10.1 million generated from operations for the two fiscal quarters ended September 27, 1999, together with cash on hand on March 30, 1999 of $3.8 million, was used to fund capital expenditures as well as pay down the revolving credit facility. For the two fiscal quarters ended September 28, 1998, cash provided by operating activities totaling $7.9 million was used primarily to fund capital expenditures totaling $7.7 million.

We made capital expenditures in the two fiscal quarters ended September 27, 1999 and September 28, 1998 totaling $4.3 million and $7.7 million, respectively. The relatively high levels of capital spending for the prior year fiscal quarter reflected increased capital spending on Soap Opera News display pockets and upgrades of our computer information systems.

At September 27, 1999 our outstanding indebtedness totaled $590.9 million, of which $340.0 million represented borrowings under the New Credit Agreement. In connection with the acquisition of the Globe Properties as discussed in Note 8. to the Consolidated Financial Statements, we expanded our New Credit Agreement by $90 million. The effective rate for borrowings under the New Credit Agreement averaged 8.6% for the Inception Period and under the prior credit agreement averaged 7.1% for the period from March 30, 1999 through May 6, 1999 as compared to 7.5% for the two fiscal quarters ended September 28, 1998. In order to reduce our exposure to interest rate risk, we have entered into a $100.0 million interest rate swap agreement expiring in November 2000 under which we pay a fixed rate of 5.95%.

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

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA")

The following table and discussion summarizes EBITDA for the current fiscal quarter and six months ended September 27, 1999 and September 28, 1998. Fiscal year 1998 EBITDA amounts presented below exclude the operations of Soap Opera Magazine and Soap Opera News which were sold in February, 1999.



      Predecessor
        Company                  The Company                        Predecessor Company                        The Company
------------------------- ------------------------ ------------------------------------------------------ -----------------------
     Fiscal Quarter            Fiscal Quarter         Two Fiscal Quarters           March 30, 1999             May 7, 1999
    Ended Sept. 28,            Ended Sept. 27,          Ended Sept. 28,                 Through                  Through
          1998                      1999                      1998                    May 6, 1999             Sept. 27, 1999
------------------------- ------------------------ --------------------------- -------------------------- -----------------------
        $23,951                    $26,898                  $46,780                     $10,467                  $40,094



The Company defines EBITDA as net income (loss) before extraordinary charges, interest expense, income taxes, depreciation and amortization and other income (expense). For the fiscal quarter and six months ended September 28, 1998 a management fee of $300,000 and $562,000 was included in other income (expense) and therefore must be included as a reduction of EBITDA in 1998. For the current fiscal quarter and six month period ended September 27, 1999 a $188,000 and $376,000 management fee is included in selling, general and administrative and therefore is included in the calculation of EBITDA. EBITDA is presented and discussed because the Company considers EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income
(loss), as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").


YEAR 2000 RISK

The Year 2000 issue is the result of computer programs that were written using only two digits, rather than four, to represent a year. Date-sensitive software or hardware may not be able to distinguish between the years 1900 and 2000 and programs that perform arithmetic operations; comparisons or sorting of date fields may begin yielding incorrect results. This could potentially cause a system failure or miscalculations that could disrupt operations. To address the impact of the Year 2000 issue on our computer programs, embedded chips and significant third-party suppliers of goods and services we have formed a task force led by our information services department. This task force has completed its inventory of the potential Year 2000 issues that may exist. Certain key systems (e.g. financial applications) have already been identified as Year 2000 compliant; in addition, because of the recent replacement of a majority of the Company's computer hardware, we believe there is little likelihood that this equipment is not Year 2000 compliant. We believe the largest areas of internal risk for Year 2000 noncompliance are internally developed software applications and the handheld communications devices used in merchandising by our subsidiary, Distribution Services, Inc. We have purchased specialized software that will allow us to identify and correct Year 2000 problems within our software applications. We have modified and tested the major business applications and plan to address the secondary business systems by November 1999. Our information services department, working with the handheld communication devices, has determined that remediation of the existing handhelds is the appropriate cause of action. We expect to complete this remediation work by December 1999.

At the present time, the Y2K project is estimated to cost approximately $500,000 and will be funded through cash flows from operations. Approximately $250,000 of the estimated Year 2000 costs will relate to hardware and software purchases and will be capitalized with the remainder being expensed as incurred.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial statements. We are subject to interest risk on our credit facilities and any future financing requirements. Our fixed rate debt consists primarily of Senior Subordinated Notes, as well as $100 million of interest rate swap agreements on our term loan and revolving loan. The interest rate swap agreements effectively convert a portion of our variable rate debt to fixed-rate debt. The interest rate swap agreement which expires in November 2000 has a fixed interest rate of 5.95%.

The following table presents the future principal payment obligations and weighted average interest rates associated with our existing long-term instruments assuming our actual level of long-term indebtedness (in 000's):



                                                   2000         2001          2002           2003         Thereafter
                                                   ----         ----          ----           ----         ----------
Liabilities:
Long-Term Debt

$250,000 Fixed Rate (10.25%)                        --           --            --              --         $250,000

$740 Fixed Rate (11.63%)                            --           --            --              --         $    740

$134 Fixed Rate (10.38%)                            --           --            --         $   134               --

Term Loan and Revolving Loan
Variable Rate (8.7% for the period
   Ended September 27, 1999)                        --           --        $9,300         $16,150         $314,550
 Interest Rate Derivatives:
    Interest Rate Swaps:
        Variable to Fixed                   $   100,000          --            --              --               --
        Average Pay Rate                         (5.95%)
       Average Receive Rate                      (5.34%)




Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt net of the effect of our interest rate swap would result in a change of $600,000 in our interest expense for the three months ended September 27, 1999.

Our primary market risk exposures relate to (1) the interest rate risk on long-term and short-term borrowings, (2) our ability to refinance our Senior Subordinated Notes at maturity at market rates, (3) the impact of interest rate movements on our ability to meet interest expense requirements and comply with financial covenants and (4) the impact of interest rate movements on our ability to obtain adequate financing to fund acquisitions. We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

During the fiscal quarter ended September 27, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereto duly authorized.

                                           AMERICAN MEDIA OPERATIONS, INC.
                                           -------------------------------
Registrant


Date: September 12, 1999                By  /s/ JOHN A. MILEY
      ------------------                   -------------------------------
                                           John A. Miley
                                           Executive Vice President
                                           Chief Financial Officer


                                        By  /s/ LAWRENCE A. BORNSTEIN
                                           -------------------------------
                                           Lawrence A. Bornstein
                                           Vice President of Finance
                                           Chief Accounting Officer