Form 10-Q
period 1999-12-27
AMERICAN MEDIA OPERATIONS INC
filed 2000-02-10
CIK 853927

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

    (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended December 27, 1999

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            Commission file number(s) - 333-83637 and 333-83637 01-13

                         AMERICAN MEDIA OPERATIONS, INC.

           (Exact name of the registrant as specified in its charter)
           ----------------------------------------------------------

           Delaware                                           59-2094424
(State or other jurisdiction of                        (IRS Identification No.)
incorporation or organization)

600 East Coast Avenue, Lantana , Florida                       33464-0002
(Address of principal executive offices)                       (Zip Code)

        Registrant's telephone number, including area code (561) 540-1000

American Media Operations, Inc. (1) HAS FILED all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) HAS BEEN subject to such filing requirements for the past 90 days.

As of February 10, 2000 there were 7,507 shares of common stock outstanding.

================================================================================

                         TABLE OF ADDITIONAL REGISTRANT
                                   GUARANTORS

                                                                            Address Including Zip Code
                                  State or Other          I.R.S.               and Telephone Number
          Exact Name              Jurisdiction of        Employer               including Area Code
   of Registrant Guarantor       Incorporation or     Identification         of Registrant Guarantor's         Commission
 as Specified in its Charter       Organization           Number            Principal Executive Offices       File Numbers
-------------------------------  ------------------  ------------------  --------------------------------------------------
American Media Marketing, Inc.       Florida            65-0757297       600 East Coast Avenue                333-83637-08
                                                                         Lantana, FL 33464 (561) 540-1000

Biocide, Inc.                        Delaware           58-2286482       600 East Coast Avenue                333-83637-09
                                                                         Lantana, FL 33464 (561) 540-1000

Country Weekly, Inc.                 Delaware           65-0462019       600 East Coast Avenue                333-83637-10
                                                                         Lantana, FL 33464 (561) 540-1000

Distribution Services, Inc.          Delaware           59-1641185       600 East Coast Avenue                333-83637-03
                                                                         Lantana, FL 33464 (561) 540-1000

Fairview Printing, Inc.              Florida            59-2521785       600 East Coast Avenue                333-83637-04
                                                                         Lantana, FL 33464 (561) 540-1000

Health Xtra, Inc.                    Florida            65-0886419       600 East Coast Avenue                333-83637-11
                                                                         Lantana, FL 33464 (561) 540-1000

Marketing Services, Inc.             Delaware           65-0228937       600 East Coast Avenue                333-83637-13
                                                                         Lantana, FL 33464 (561) 540-1000

National Enquirer, Inc.              Florida            59-2764097       600 East Coast Avenue                333-83637-01
                                                                         Lantana, FL 33464 (561) 540-1000

NDSI, Inc.                           Delaware           59-2632066       600 East Coast Avenue                333-83637-06
                                                                         Lantana, FL 33464 (561) 540-1000

Retail Marketing Network, Inc.       Delaware           65-0503059       600 East Coast Avenue                333-83637-12
                                                                         Lantana, FL 33464 (561) 540-1000

Star Editorial, Inc.                 Delaware           59-2719233       600 East Coast Avenue                333-83637-07
                                                                         Lantana, FL 33464 (561) 540-1000

SOM Publishing, Inc.                 Florida            59-2429187       600 East Coast Avenue                333-83637-05
                                                                         Lantana, FL 33464 (561) 540-1000

Weekly World News, Inc.              Florida            59-1896614       600 East Coast Avenue                333-83637-02
                                                                         Lantana, FL 33464 (561) 540-1000


                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                DECEMBER 27, 1999
                                                                                               Page(s)
                                                                                               -------
                          PART I. FINANCIAL INFORMATION

           Item 1. Company and Predecessor Financial Statements-
           Consolidated Balance Sheets.....................................................       4
           Consolidated Statements of Income...............................................      5-6
           Consolidated Statements of Cash Flows...........................................       7
           Notes to Consolidated Financial Statements......................................      8-12

           Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................................     13-18

           Item 3. Quantitative and Qualitative Disclosures about
              Market Risk .................................................................       19

                           PART II. OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K........................................       20
           Signature.......................................................................       21



                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      As of December 27 and March 29, 1999
                      (in 000's, except share information)
       The financial statements of the Company and the Predecessor Company are not comparable in certain respects (see Note 1).

                                                                                            Predecessor              The Company
                                                                                              Company                December 27,
                                                                                              March 29,
                                                                                         ----------------         -----------------
                                              ASSETS                                                                 (Unaudited)
       CURRENT ASSETS:
         Cash and cash equivalents                                                           $     3,823           $     6,138
         Receivables, net                                                                          7,977                11,273
         Inventories                                                                               9,830                 9,829
         Prepaid expenses and other                                                                2,650                 8,794
                                                                                             -----------           -----------
             Total current assets                                                                 24,280                36,034
                                                                                             -----------           -----------

       PROPERTY AND EQUIPMENT, at cost:
         Land and buildings                                                                        4,039                 5,735
         Machinery, fixtures and equipment                                                        22,040                14,615
         Display racks                                                                            19,543                24,227
                                                                                             -----------           -----------
                                                                                                  45,622                44,577
        Less - accumulated depreciation                                                          (18,762)               (6,385)
                                                                                             -----------           -----------
                                                                                                  26,860                38,192
                                                                                             -----------           -----------
       DEFERRED DEBT COSTS, net                                                                    5,728                22,923
                                                                                             -----------           -----------

       GOODWILL, net of accumulated amortization of $141,595 and $15,756                         463,656               540,385
                                                                                             -----------           -----------

       OTHER INTANGIBLES, net of accumulated amortization of $51,686 and $17,458                  96,314               514,854
                                                                                             -----------           -----------
                                                                                             $   616,838           $ 1,152,388
                                                                                             ===========           ===========
                                LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
         Current portion of term loan                                                        $    25,000                  --
         Accounts payable                                                                         11,618                15,864
         Accrued expenses                                                                         34,801                59,408
         Deferred revenues                                                                        27,987                27,903
                                                                                             -----------           -----------
             Total current liabilities                                                            99,406               103,175
                                                                                             -----------           -----------

       PAYABLE TO PARENT COMPANY                                                                   3,404                 1,408
                                                                                             -----------           -----------

       LONG TERM DEBT:
         Term Loan and Revolving Credit Commitment, net of current portion                       246,000               430,000
         10.25% Senior Subordinated Notes Due 2009                                                  --                 250,000
         11.63% Senior Subordinated Notes Due 2004                                               200,000                   740
         10.38% Senior Subordinated Notes Due 2002                                                   134                   134
                                                                                             -----------           -----------
                                                                                                 446,134               680,874
                                                                                             -----------           -----------

       DEFERRED INCOME TAXES (NOTE 4)                                                              7,696               159,384
                                                                                             -----------           -----------

       CONTINGENCIES (NOTE 8)

       STOCKHOLDERS' EQUITY:
         Common stock, $.20 par value; 7,507 shares issued and outstanding                             2                     2
         Additional paid-in capital                                                               26,039               223,208
         Retained earnings (deficit)                                                              34,157               (15,663)
                                                                                             -----------           -----------
       TOTAL STOCKHOLDERS' EQUITY                                                                 60,198               207,547
                                                                                                                   -----------
                                                                                                                   ===========
                                                                                             $   616,838           $ 1,152,388
                                                                                             ===========           ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                   (in 000's)

       The financial statements of the Company and the Predecessor Company are not comparable in certain respects (see Note 1).

                                                               Predecessor Company                The Company
                                                              -----------------------        -----------------------
                                                                  Fiscal Quarter                 Fiscal Quarter
                                                                Ended December 28,             Ended December 27,
                                                                       1998                           1999
                                                              -----------------------        -----------------------
OPERATING REVENUES:
  Circulation                                                        $ 64,572                       $ 76,848
  Advertising                                                           6,190                          6,536
  Other                                                                 5,507                          6,240
                                                                     --------                       --------
                                                                       76,269                         89,624
                                                                     --------                       --------
OPERATING EXPENSES:
  Editorial                                                             7,174                          9,037
  Production                                                           20,250                         21,591
  Distribution, circulation and other cost of sales                    16,881                         17,469
  Selling, general and administrative expenses                          7,020                         13,408
  Depreciation and amortization                                         8,186                         16,978
                                                                     --------                       --------
                                                                       59,511                         78,483
                                                                     --------                       --------

  Operating income                                                     16,758                         11,141

INTEREST EXPENSE                                                      (11,638)                       (16,589)
OTHER INCOME (EXPENSE), net                                              (651)                           (46)
                                                                     --------                       --------
   Income (loss) before provision for income taxes                      4,469                         (5,494)

PROVISION FOR INCOME TAXES                                             (3,144)                          (349)
                                                                     --------                       --------

    Net income (loss)                                                $  1,325                       $ (5,843)
                                                                     ========                       ========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                   (in 000's)

       The financial statements of the Company and the Predecessor Company are not comparable in certain respects (see Note 1).

                                                             Predecessor Company                       The Company
                                                     -------------------------------------          ------------------
                                                       Three Fiscal       Six Weeks From              Thirty-Three
                                                         Quarters            March 30               Weeks From May 7
                                                      Ended December         Through                     Through
                                                         28, 1998          May 6, 1999              December 27, 1999
                                                     -----------------   -----------------          ------------------
OPERATING REVENUES:
  Circulation                                              $ 189,523        $  26,215                  $ 169,858
  Advertising                                                 16,882            2,640                     14,579
  Other                                                       15,778            2,308                     14,589
                                                           ---------        ---------                  ---------
                                                             222,183           31,163                    199,026
                                                           ---------        ---------                  ---------
OPERATING EXPENSES:
  Editorial                                                   21,840            3,040                     19,415
  Production                                                  60,772            7,784                     47,351
  Distribution, circulation and other cost of sales           52,147            6,624                     39,433
  Selling, general and administrative expenses                19,782            3,248                     24,617
  Depreciation and amortization                               23,994            3,703                     40,048
                                                           ---------        ---------                  ---------
                                                             178,535           24,399                    170,864
                                                           ---------        ---------                  ---------

  Operating income                                            43,648            6,764                     28,162

INTEREST EXPENSE                                             (35,575)          (4,837)                   (39,924)
OTHER INCOME (EXPENSE), net                                    3,500               25                        (20)
                                                           ---------        ---------                  ---------
   Income (loss) before provision for
     income taxes and extraordinary charge                    11,573            1,952                    (11,782)

PROVISION FOR INCOME TAXES                                    (8,508)          (1,365)                    (1,300)
                                                           ---------        ---------                  ---------
 Income (loss) before extraordinary charge                     3,065              587                    (13,082)


EXTRAORDINARY CHARGE, net of income taxes of
$1,269 and $1,517, respectively  (Note 5)                     (2,161)            --                       (2,581)
                                                           ---------        ---------                  ---------

    Net income (loss)                                      $     904        $     587                  $ (15,663)
                                                           =========        =========                  =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in 000's)

       The financial statements of the Company and the Predecessor Company are not comparable in certain respects (see Note 1).

                                                                              Predecessor Company                 The Company
                                                                      ------------------------------------     -------------------
                                                                        Three Fiscal        Six Weeks          Thirty-Three Weeks
                                                                       Quarters Ended     From March 30            From May 7
                                                                         December 28,        Through                Through
                                                                             1998          May 6, 1999         December 27, 1999
                                                                      ------------------ -----------------     -------------------
Cash Flows from Operating Activities:
  Net income (loss)                                                          $     904      $     587               (15,663)
                                                                             ---------      ---------             ---------
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities -
    Extraordinary charge, net of income taxes                                    2,161           --                   2,581
    Depreciation and amortization                                               23,994          3,703                40,048
    Deferred debt cost amortization                                              1,169            147                 1,954
    Decrease (increase) in -
        Receivables, net                                                        (2,521)          (369)               (8,464)
        Inventories                                                               (655)         1,163                  (672)
        Prepaid expenses and other                                               3,669          1,793                (3,643)
    Increase (decrease) in -
        Accounts payable                                                         3,846         (2,184)                1,101
        Accrued expenses                                                        (7,580)          (164)               (5,885)
        Accrued and current deferred income taxes                                 (931)         1,267                 5,245
        Deferred revenues                                                       (4,932)        (3,159)                1,420
                                                                             ---------      ---------             ---------
          Total adjustments                                                     18,220          2,197                33,685
                                                                             ---------      ---------             ---------
        Net cash provided by  operating activities                              19,124          2,784                18,022
                                                                             ---------      ---------             ---------

Cash flows from investing activities:
         Capital expenditures                                                  (11,662)          (717)               (6,736)
         Acquisition of business, net of cash acquired                            --             --                (435,214)
                                                                             ---------      ---------             ---------
               Net cash used in investing activities                           (11,662)          (717)             (441,950)
                                                                             ---------      ---------             ---------

Cash Flows from Financing Activities:
    Issuance of common stock                                                      --             --                 240,000
    Term loan and revolving credit commitment principal repayments            (353,401)       (10,000)             (299,000)
    Proceeds from revolving credit commitment                                  348,000          6,000                  --
    Repayment of  subordinated senior subordinated indebtedness                   --             --                (199,260)
    Proceeds from new term loan and credit facility                               --             --                 462,000
    Proceeds from new senior subordinated indebtedness                            --             --                 250,000
    Payment of deferred debt costs                                              (1,964)          --                 (23,674)
                                                                             ---------      ---------             ---------
        Net cash (used in) provided by  financing activities                    (7,365)        (4,000)              430,066
                                                                             ---------      ---------             ---------

Net (Decrease) Increase in Cash and Cash Equivalents                                97         (1,933)                6,138
Cash and Cash  Equivalents at Beginning of Period                                7,405          3,823                  --
                                                                             =========      =========             =========
Cash and Cash  Equivalents at End of Period                                  $   7,502      $   1,890             $   6,138
                                                                             =========      =========             =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                                             $   6,588      $      80             $   3,435
    Interest                                                                    41,970          3,142                41,854


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 27, 1999
                          (000's omitted in all tables)
                                   (unaudited)

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein. Operating results for the fiscal periods ended December 27, 1999 are not necessarily indicative of the results that may be expected for future periods.

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

           Proceeds from:
                 Equity contribution                                   $235,000
                 New credit facility                                    352,000
                 Notes                                                  250,000
                                                                      ---------
                                                                       $837,000
                                                                      =========
           Proceeds used to repay:
                 Existing credit facility                             $(267,000)
                 Existing subordinated notes                           (199,300)
                 Existing equity                                       (299,400)
                                                                      ---------
                                                                      $(765,700)
                                                                      =========

                 Balance used to pay debt issuance costs,
                 debt tender offer premium, accrued interest
                 and other costs                                       $(71,300)
                                                                       ========

           Preliminary allocation of purchase price is as follows:
                 Net cash proceeds                                     $837,000
                 Less repayment of existing debt                       (466,300)
                 Less cash assumed                                       (1,900)
                                                                      ---------
                       Net cash paid                                    368,800
                 Fair value of liabilities                              (77,796)
                 Fair value of tangible assets acquired                  41,973
                                                                      ---------
                                                                      $ 332,977
                                                                      =========

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

On November 1, 1999 the Company acquired all of the common stock of Globe Communications Corp. and certain of the publishing assets and liabilities of Globe International, Inc. (collectively, the "Globe Properties") for total consideration of approximately $105 million, including approximately $100 million in cash and $5 million in equity of the Company (the "Globe Acquisition"). The Globe Properties consist of several tabloid style magazines, including Globe, National Examiner and Sun as well as other titles including Cracked, Detective Series and Mini Mags. Proceeds to finance the acquisition of the Globe Properties included an expansion of our existing senior bank facility of $90 million, approximately $14 million from the Company's existing revolving line of credit and the issuance of $5 million of equity in the Company. These proceeds were used to acquire the Globe Properties and to pay transaction costs.

The Globe Acquisition has been accounted for under the purchase method of accounting, and accordingly, results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities have been recorded based upon their fair values at the date of acquisition. The excess of purchase price over the fair value of net tangible assets acquired has been allocated to goodwill and will be amortized on a straight line basis over 20 years. The preliminary estimates of the fair values of assets and liabilities including the allocation of a portion of the goodwill to other identified intangibles may be revised at a later date which may result in a change to the value of goodwill or other assets and liabilities.

The following unaudited pro forma financial information gives effect to the Transactions, the Globe Acquisition and excludes the results of Soap Opera Magazine and Soap Opera News (collectively, the "Soap Opera Properties") which were sold in February 1999 for $10 million cash and possible additional consideration based upon the future performance of certain of the buyer's titles, as if each had occurred as of the beginning of each period presented:

                                                 Predecessor Company
                                                 -------------------
                                                     Three Fiscal               Three Fiscal
                                                    Quarters Ended             Quarters Ended
                                                   December 28, 1998          December 27, 1999
                                                 --------------------        -------------------
        Operating revenues                              $ 285,215                $  294,439
                                                        =========                ==========

        Operating expenses                              $(205,079)               $ (210,809)
                                                        =========                ==========

        Depreciation and amortization                   $ (53,815)               $  (56,048)
                                                        =========                ==========

        Operating income                                $  26,321                $   27,582
                                                        =========                ==========

        Interest expense                                $ (52,584)               $  (52,584)
                                                        =========                ==========

        Net loss                                        $ (24,967)               $  (23,911)
                                                        =========                ==========

Included as a reduction to selling, general and administrative expenses in the nine months ended December 27, 1999 is an additional gain of $370,000 resulting from settlement of certain liabilities in connection with the sale of the Soap Opera Properties.

(3) INVENTORIES

Inventories are generally stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) cost method of valuing its inventories, which approximates the first-in, first-out (FIFO) cost method for the periods presented. Inventories are comprised of the following:

                                                   March 29,        December 27,
                                                      1999              1999
                                                     ------            ------
Raw materials - paper                                $6,931            $5,432
Finished product - paper, production
  and distribution costs of future issues             2,899             4,397
                                                     ------            ------
                                                     $9,830            $9,829
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

(5) CREDIT AGREEMENT

As of December 27, 1999 the Company's effective interest rate on borrowings under the New Credit Agreement was 9.4%. The effective rate for borrowings under the New Credit Agreement averaged 9.3% for the fiscal quarter ended December 27, 1999 as compared to 7.2% on borrowings under the prior credit agreement for the fiscal quarter ended December 28, 1998. The effective rate for borrowings under the New Credit Agreement averaged 8.8% for the Inception Period and under the prior credit agreement averaged 7.1% for the period from March 30 through May 6, 1999, as compared to 7.6% for the three fiscal quarters ended December 28, 1998.

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

(7) NEW ACCOUNTING STANDARDS

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company adopted SOP 98-1 on March 30, 1999. Adoption of this statement has not had a material impact on the Company's consolidated financial position, results of operations, or cash flows.

(8) LITIGATION

Various suits and claims arising in the ordinary course of business have been instituted against the Company. The Company has various insurance policies available to recover potential legal costs incurred by it. The Company periodically evaluates and assesses the risks and uncertainties associated with litigation independent from those associated with its potential claim for recovery from third party insurance carriers. At present, in the opinion of management, after consultation with outside legal counsel, the liability resulting from litigation, if any, will not have a material effect on the Company's financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In connection with the Transactions and Merger, which were accounted for under the purchase method of accounting, we reflected a new basis of accounting for various assets and liabilities. Accordingly, the historical financial information provided herein, for periods prior to May 7, 1999 is not comparable to post acquisition financial information. To facilitate a meaningful discussion of the comparative operating performance for the fiscal quarter and three fiscal quarters ended December 27, 1999 and December 28, 1998, the financial information in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented on a traditional comparative basis unless otherwise indicated. We believe the traditional comparative presentation provides the best financial information as the only material change in the historical operations for periods before and after May 6, 1999, other than the sale of certain properties as discussed below, is an increase in interest expense related to higher levels of indebtedness and increased amortization expense resulting from a substantial increase in intangible assets. The fiscal quarter and the three fiscal quarters ended December 27, 1999 gives effect to the Globe Acquisition on November 1, 1999, accordingly the Company's financial statements include eight weeks of results attributable to the Globe Properties.

In February 1999, we ceased publication of Soap Opera News and Soap Opera Magazine (collectively, the "Soap Opera Assets") and sold certain of the trademarks and other soap opera publishing assets relating to these magazines to Primedia, Inc. Accordingly, operations of the Soap Opera Assets are included in operations for the fiscal quarter and the three fiscal quarters ended December 28, 1998, but are not included in operations for the fiscal quarter or the three fiscal quarters ended December 27, 1999.

Results of Operations

Fiscal Quarter Ended December 27, 1999 vs Fiscal Quarter Ended December 28, 1998

Total operating revenues were $89,624,000 for the current fiscal quarter which included $16,925,000 of revenues from the Globe Properties. Excluding revenues related to the Soap Opera Assets and the Globe Properties, operating revenues increased by $1,960,000, primarily due to an increase in single copy revenues.

Circulation revenues (which include all single copy and subscription sales) were $76,848,000 for the current fiscal quarter which included $15,783,000 of circulation revenues from the Globe Properties. Excluding circulation revenues related to the Soap Opera Assets and the Globe Properties, circulation revenues increased $1,816,000 or 3.1%, when compared to the same prior year period, primarily due to a $.10 cover price increase effective with the July 27, 1999 issues for National Enquirer, Star and Weekly World News, offset by a reduction in subscription revenues. Single copy unit sales for the National Enquirer and Star remained flat when compared to the same prior year quarter. However, issues which were supported by television advertising reflected a 7% increase over the average copy sale for the quarter ended December 28, 1999.

On October 5, 1999 a newly re-designed and expanded Country Weekly was re-launched as a biweekly publication. Additionally, management named a new editor and publisher during the Company's second quarter. Concurrent with the change to a biweekly format the cover price was raised from $1.99 to $2.49. The new frequency and format has resulted in an increase in average single copy unit sales of 31%. This increase in circulation units coupled with the price increase resulted in single copy revenues to be almost comparable to the prior year in light of the biweekly format ($2,185,000 in this fiscal quarter versus $2,375,000 in the same prior year quarter).

Subscription revenues were $8,593,000 for the current fiscal quarter, which included $425,000 of subscription revenues from the Globe Properties. Excluding subscription revenues related to the Soap Opera Assets and the Globe Properties, subscription revenues decreased $1,317,000 compared to the same prior year quarter primarily as a result of the reduction in the frequency of Country Weekly.

Advertising revenues were $6,536,000 for the current fiscal quarter which included $993,000 of advertising revenues from the Globe Properties. Excluding revenues related to the Soap Opera Assets and the Globe Properties advertising revenues decreased by $453,000. The decrease was primarily the result of a decrease in mail order advertising due to management's decision not to accept certain mail order and fractional advertising to correspond with the new design of the publications.

Total operating expenses for the current fiscal quarter increased by $18,972,000 when compared to the same prior year quarter. Excluding expenses related to the Soap Opera Assets, Globe Properties, depreciation and amortization expense, operating expenses increased by $3,689,000. This increase is primarily due to increased TV advertising and is in line with management's plan to increase brand awareness of its two flagship publications, the National Enquirer and Star. Amortization expense increased by $8,611,000 due to the increase in intangible asset balances from the Transactions and the Globe Acquisition as well as a reduction in the related amortizable lives, primarily goodwill, from 40 years to 20 years. This increase in amortization expense solely relates to the period subsequent to the Transactions.

Interest expense increased for the current fiscal quarter by $4,951,000 to $16,589,000 compared to the same prior year quarter. This increase in interest expense solely relates to the period subsequent to the Transactions as a result of a higher average effective interest rate and higher levels of indebtedness as a result of the Transactions and the Globe Acquisition.

Our effective income tax rates exceed the federal statutory income tax rate of 35% because of the effect of goodwill amortization which is not deductible for income tax reporting purposes.

Three Fiscal Quarters Ended December 27, 1999 vs Three Fiscal Quarters Ended December 28, 1998

Total operating revenues were $230,189,000 for the current three fiscal quarters which included $16,925,000 of revenues from the Globe Properties. Excluding revenues related to the Soap Opera Assets and to the Globe Properties, operating revenues increased by $8,881,000, primarily due to an increase in single copy revenues.

Circulation revenues (which include all single copy and subscription sales) were $196,073,000 for the three fiscal quarters which included $15,783,000 of circulation revenues from the Globe Properties. Excluding circulation revenues related to the Soap Opera Assets and the Globe Properties, circulation revenues increased $7,855,000 or 4.6% when compared to the same prior year period primarily due to a $.10 cover price increase effective with the July 27, 1999 issues for National Enquirer, Star and Weekly World News and in part due to the release of seven special issues. Single copy unit sales for the National Enquirer and Star remained flat when compared to the same prior year period.

Subscription revenues were $27,486,000 for the three fiscal quarters, which included $425,000 of subscription revenues from the Globe Properties. Excluding subscription revenues related to the Soap Opera Assets and the Globe Properties, subscription revenues decreased $2,156,000 compared to the same prior year period primarily the result of the reduction in the frequency of Country Weekly from weekly to bi-weekly. One method of increasing the subscription bases of our publications has been to offer discounted subscriptions through an agent; however, management's new direction is to be more newsstand driven.

Advertising revenues were $17,218,000 for the three fiscal quarters which included $993,000 of advertising revenues from the Globe Properties. Excluding revenues related to the Soap Opera Assets and the Globe Properties advertising revenues were flat compared to the previous year period. National advertising, excluding the Globe Properties, increased by $1,645,000. However, this was offset by a decrease in mail order advertising due to management's decision not to accept certain mail order and fractional advertising to correspond with the new design of the publications.

Total operating expenses for the current three fiscal quarters increased by $16,728,000 when compared to the same prior year period. Excluding expenses related to the Soap Opera Assets, Globe Properties, depreciation and amortization expense, operating expenses increased by $5,389,000. This increase relates primarily to increased TV advertising and is in line with management's plan to increase brand awareness of its two flagship publications, the National Enquirer and Star. Additionally operating expenses increased in part due to increased editorial, production and distribution expenses related to the publication of seven Special issues (which were more than offset by increased revenues as mentioned above). Amortization expense increased by $19,839,000 due to the increase in intangible asset balances from the Transactions and the Globe Acquisition as well as a reduction in the related amortizable lives, primarily goodwill, from 40 years to 20 years. This increase in amortization expense solely relates to the period subsequent to the Transactions.

Interest expense increased for the current three fiscal quarters by $9,186,000 to $44,761,000 compared to the same prior year period. This increase in interest expense solely relates to the period subsequent to the Transactions as a result of a higher average effective interest rate and higher levels of indebtedness as a result of the Transactions and the Globe Acquisition.

Other income was $5,000 for the current three fiscal quarters compared to income of $3,500,000 for the same prior year period which had a net gain of $4.4 million from the favorable settlement of certain litigation.

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

         LIQUIDITY AND CAPITAL RESOURCES

We have substantially increased our indebtedness in connection with the Transactions and the Globe Acquisition. As a result of the New Credit Agreement and the Notes, our liquidity requirements will be significantly increased, primarily due to increased interest and principal payment obligations under the New Credit Agreement which, other than certain excess cash flow payment obligations, will commence in fiscal 2002. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the New Credit Agreement and the Notes, to make capital expenditures and to cover working capital requirements. As of December 27, 1999, there were no amounts outstanding on the revolving credit facility. The amounts drawn from the Company's revolving credit facility to fund the acquisition as discussed in Note 2. to the Consolidated Financial Statements has been repaid from cash generated from operations during the quarter. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the Notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, or equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Our ability to make scheduled payments of principal and interest under the New Credit Agreement and the Notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At December 27, 1999, we had cash and cash equivalents of $6.1 million and a working capital deficit of $67.1 million. We do not consider our working capital deficit as a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficits result principally from:

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

Historically, our primary sources of liquidity have been cash generated from operations and amounts available under our credit agreements, which have been used to fund shortfalls in available cash. For the Inception Period, cash provided by financing activities totaling $430 million was primarily used to fund the Transactions and the Globe Acquisition. Cash from operations of $20.8 million generated from operations for the three fiscal quarters ended December 27, 1999, together with cash on hand on March 30, 1999 of $3.8 million, was used to fund capital expenditures as well as pay down the revolving credit facility. For the three fiscal quarters ended December 28, 1998, cash provided by operating activities totaling $19.1 million was used primarily to fund capital expenditures totaling $11.7 million and reduce borrowings under the credit agreements totaling $5.4 million.

We made capital expenditures in the three fiscal quarters ended December 27, 1999 and December 28, 1998 totaling $7.5 million and $11.7 million, respectively. The relatively high levels of capital spending for the prior year fiscal quarters reflected increased capital spending on Soap Opera News display pockets and upgrades of our computer information systems.

At December 27, 1999, our outstanding indebtedness totaled $680.9 million, of which $430.0 million represented borrowings under the New Credit Agreement. In connection with the acquisition of the Globe Properties as discussed in Note 2. to the Consolidated Financial Statements, we expanded our New Credit Agreement by $90 million. The effective rate for borrowings under the New Credit Agreement averaged 8.8% for the Inception Period and under the prior credit agreement averaged 7.1% for the period from March 30, 1999 through May 6, 1999 as compared to 7.6% for the three fiscal quarters ended December 28, 1998. In order to reduce our exposure to interest rate risk, we have entered into a $100.0 million interest rate swap agreement expiring in November 2000 under which we pay a fixed rate of 5.95%.

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

Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA")

The following table and discussion summarizes EBITDA for the current fiscal quarter and nine months ended December 27, 1999 and December 28, 1998. Fiscal year 1998 EBITDA amounts presented below exclude the operations of Soap Opera Magazine and Soap Opera News which were sold in February, 1999.

        Predecessor
          Company                    The Company                          Predecessor Company                       The Company
----------------------------- -------------------------- ------------------------------------------------------ ------------------
       Fiscal Quarter              Fiscal Quarter          Three Fiscal Quarters          March 30, 1999             May 7, 1999
       Ended Dec. 28,              Ended Dec. 27,              Ended Dec. 28,                 Through                  Through
            1998                        1999                        1998                    May 6, 1999             Dec. 27, 1999
----------------------------- -------------------------- --------------------------- -------------------------- ------------------
          $26,737                      $28,119                    $71,428                     $10,467                  $68,210

The Company defines EBITDA as net income (loss) before extraordinary charges, interest expense, income taxes, depreciation and amortization and other income (expense). For the fiscal quarter and nine months ended December 28, 1998 a management fee of $300,000 and $862,000 was included in other income (expense) and therefore must be included as a reduction of EBITDA in 1998. For the current fiscal quarter and nine month period ended December 27, 1999 a $188,000 and $564,000 management fee is included in selling general and administrative and therefore is included in the calculation of EBITDA. Included in the fiscal quarter and nine months ended December 27, 1999 is $2,799,000 of EBITDA derived from the Globe Acquisition. EBITDA is presented and discussed because the Company considers EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income (loss), as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").

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

As of February 10, 2000, we have experienced no material Year 2000 problems with the aforementioned systems and applications nor do we expect any problems in the future. Additionally, as of February 10, 2000, we have not experienced any Year 2000 problems with our significant suppliers of goods and services. We will continue to take reasonable efforts to monitor Year 2000 issues relating to our material vendors.

At the present time, the cost of the Year 2000 compliance project has totaled approximately $500,000 and was funded through cash flows from operations. Approximately $250,000 of the estimated Year 2000 costs related to hardware and software purchases and has been capitalized with the remainder being expensed as incurred. We do not expect any further material expenditures relating to Year 2000.

         Information Related to Forward-Looking Statements

Certain matters discussed in this Form 10-Q may include forward-looking statements which reflect our Company's views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from both historical or anticipated results and readers are cautioned not to place undue reliance upon them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that, among others, could cause actual results to differ materially from historical results or those anticipated include: 1) our high degree of leverage and significant debt service obligations
2) market conditions for our publications 3) competition 4) market prices for the paper used in printing our publications 5) our ability to develop new publications and services 6) changes in economic climate, including interest rate risk 7) outcome of pending and future litigation (8) our ability to successfully integrate the operations of the Globe, our ability to achieve synergies and cost savings relating to our acquisition of the Globe and 9) potential adverse effects of potential unresolved Year 2000 problems including external key suppliers.

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

The following table presents the future principal payment obligations and weighted average interest rates associated with our existing long-term instruments assuming our actual level of long-term indebtedness (in 000's):

                                                 2000          2001         2002           2003         Thereafter
                                                 ----          ----         ----           ----         ----------
Liabilities:
Long-Term Debt

$250,000 Fixed Rate (10.25%)                      --            --            --              --          $250,000

$740 Fixed Rate (11.63%)                          --            --            --              --          $    740

$134 Fixed Rate (10.38%)                          --            --            --          $    134            --

Term Loan and Revolving Loan
Variable Rate (8.8% for the period
   Ended December 27, 1999)                       --            --        $  9,975        $ 17,050        $402,975
 Interest Rate Derivatives:
    Interest Rate Swaps:
        Variable to Fixed                  $   100,000          --            --              --              --
        Average Pay Rate                        (5.95%)
       Average Receive Rate                     (6.16%)


Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt net of the effect of our interest rate swap would result in a change of $750,000 in our interest expense for the three months ended December 27, 1999.

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

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

During the fiscal quarter ended December 27, 1999, the Company filed no reports on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereto duly authorized.

                                                 AMERICAN MEDIA OPERATIONS, INC.

                                                 Registrant
                                                 ----------


Date:                                            By /s/ JOHN A. MILEY
     -----------------                           --------------------
                                                 John A. Miley
                                                 Executive Vice President
                                                 Chief Financial Officer

                                                 By /s/ LAWRENCE A. BORNSTEIN
                                                 ----------------------------
                                                 Lawrence A. Bornstein
                                                 Vice President of Finance
                                                 Chief Accounting Officer