Form 10-K405
period 2000-03-27
AMERICAN MEDIA OPERATIONS INC
filed 2000-06-26
CIK 853927

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                              FORM 10-K

   (Mark One)                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       (X)                    OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the Fiscal Year Ended March 27, 2000

                                               OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                             Commission file numbers 333-83637

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  x    No
                                     ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./x/

As of June 26, 2000, 7,507.6 shares of registrant's common stock, were outstanding. The common stock is privately held and, to the knowledge of registrant, no shares have been sold in the past 60 days.

                       Documents Incorporated by Reference

                                      None




                         AMERICAN MEDIA OPERATIONS, INC.
                                    FORM 10-K

                        FOR THE YEAR ENDED MARCH 27, 2000


PART I

        Item 1.   Business

        Item 2.   Properties

        Item 3.   Legal Proceedings

        Item 4.   Submission of Matters to a Vote of Security Holders

PART II

        Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters


        Item 6.   Selected Financial Data

        Item 7.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

        Item 8.   Financial Statements and Supplementary Data

        Item 9.   Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure

PART III

        Item 10.  Directors and Executive Officers

        Item 11.  Executive Compensation

        Item 12.  Security Ownership of Certain Beneficial Owners and Management

        Item 13.  Certain Relationships and Related Party Transactions

PART IV

        Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                  Signatures.


                                     PART I

ITEM 1.  BUSINESS

         Unless the context otherwise requires, references in this Form 10-K to the "Company" or "us", "we" or "our" are to American Media Operations, Inc. and its subsidiaries. All references to a particular fiscal year are to the four fiscal quarters ended the last Monday in March of the fiscal year specified.

        We were incorporated under the laws of Delaware in February 1981 and are a wholly-owned subsidiary of American Media, Inc. ("Media"). We conduct all of Media's operations and represent substantially all of Media's assets. Our headquarters and principal executive offices are located at 5401 N.W. Broken Sound Blvd, Boca Raton, FL 33487 and 600 East Coast Avenue, Lantana, Florida 33464-0002 and the telephone numbers are (561) 997-7733 and (561) 540-1000, respectively.

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

        On May 7, 1999 all of the common stock of Media was purchased by EMP Group LLC (the "LLC"), a Delaware limited liability company, pursuant to a merger of Media and EMP Acquisition Corp. ("EMP"), a wholly owned subsidiary of the LLC. Proceeds to finance the acquisition included (a) a cash equity investment of $235 million by the LLC, (b) borrowings of approximately $350 million under a new $400 million senior bank facility (the "New Credit Agreement") and (c) borrowings of $250 million in the form of senior subordinated notes (the "New Subordinated Notes"). These proceeds were used to
(d) acquire all of the outstanding common stock of Media for $299.4 million, (e) repay $267 million then outstanding under the existing credit agreement (the "Credit Agreement") with our banks, (f) retire approximately $199 million of our $200 million Senior Subordinated Notes due 2004 and (g) pay transaction costs (all such transactions in (a) through (g) are collectively referred to as the "Transactions"). Upon consummation of the Transactions, EMP was merged with and into Media (the "Merger") resulting in a change in ownership control of both Media and the Company. As a result of this change in control, as of the Merger date we reflected a new basis of accounting that included the elimination of historical amounts of certain assets and liabilities and the revaluation of certain of our tangible and intangible assets.

         On November 1, 1999 the Company acquired all of the common stock of Globe Communications Corp. and certain of the publishing assets and liabilities of Globe International, Inc. (collectively, the "Globe Properties") for total consideration of approximately $105 million, including approximately $100 million in cash and $5 million in equity of the LLC (the "Globe Acquisition"). The Globe Properties consist of several tabloid style magazines, including Globe, National Examiner and Sun as well as other titles including Cracked, Detective Series and Mini Mags. Proceeds to finance the acquisition of the Globe Properties included an expansion of our New Credit Agreement by $90 million, approximately $14 million from the Company's existing revolving line of credit, which has since been repaid in full, and the issuance to the sellers of $5 million of equity in the LLC. These proceeds were used to acquire the Globe Properties and to pay transaction costs.

Industry Data and Circulation Information

         Unless otherwise specifically indicated, all statements presented in this Form 10-K regarding (a) circulation rankings in the United States and Canada of National Enquirer, Star, Globe and National Examiner relative to other magazines are based on weekly single copy circulation and of Country Weekly in its category based on weekly circulation, (b) rankings in the United States and Canada of National Enquirer, Star, Globe and National Examiner relative to other magazines based on total magazine retail dollars generated, (c) our publications' share of total weekly single copy circulation in the United States and Canada and (d) the percentage that average weekly single copy circulation of our publications in the United States, Canada or outside of North America represents of total average weekly single copy circulation of our publications are based upon statistical data obtained from the report of the Audit Bureau of Circulations for the six months ended December 31, 1999 (which information has not been independently verified by us). Unless otherwise indicated, all average weekly circulation information for our publications is an average of actual weekly circulation for the six months ended December 27, 1999. All references to "circulation" are to single copy and subscription circulation, unless otherwise specified. All information regarding multiple readers per copy of our publications and the core demographic profile of our readers is based on National Enquirer and Star magazine audience estimates prepared at our request for Spring 2000 by Mediamark Research Inc. (which information has not been independently verified by us). Information regarding multiple readers per copy for the Globe and National Examiner is based on the publishers' best estimates.

                                   The Company

Overview

         We are a leading publisher in the field of general interest magazines, publishing National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun, Country Weekly and other smaller monthly publications with a current aggregate weekly newsstand circulation of approximately 5.2 million copies. National Enquirer, Star, Globe and National Examiner, our premier titles, have the second, fourth, sixth and seventh highest weekly single copy circulation, respectively, of any weekly periodical in the United States. We are the leader in total weekly single copy circulation of magazines in the United States and Canada with approximately 34% of total U.S. and Canadian circulation for weekly publications. We derive approximately 85% of our revenues from circulation, predominantly single copy sales in retail outlets, and the remainder from advertising and other sources. National Enquirer, Star, Globe and National Examiner are distributed in approximately 155,000 retail outlets in the United States and Canada, representing, in the opinion of management, substantially complete coverage of periodical outlets in these countries. Distribution Services, Inc. ("DSI"), our subsidiary, arranges for the placement and merchandising of our publications and third-party publications at retail outlets throughout the United States and Canada. In addition, DSI provides marketing, merchandising and information-gathering services for third parties.

         Our tabloid publications are among the most well-known and widely distributed titles in the publishing industry. While our publications have a current aggregate weekly newsstand circulation of approximately 5.1 million copies, they enjoy a weekly readership of over 25 million people due to multiple readers per copy sold. As a result, we believe our publications enjoy strong consumer brand awareness with a large and loyal readership base. Our publications include the following titles:

          o National Enquirer is a weekly general interest periodical with an editorial content devoted to celebrity features, human interest stories and articles covering lifestyle topics such as health, food and household affairs. National Enquirer is the second highest selling weekly periodical in the United States and Canada based on single copy circulation, selling on average 1,786,000 copies per week. National Enquirer has a total average weekly circulation of 2,137,000 copies, including subscriptions, with an average of approximately 7 readers per copy. National Enquirer has a core demographic profile of women aged 18-49. National Enquirer's cover price is $1.69 in the United States. In fiscal 2000, 6 issues of the National Enquirer were 72 page expanded issues (versus a regular issue of 48 pages) and are priced at $2.69. Excluding these six expanded issues, average single copy and total average weekly circulation was 1,818,000 and 2,168,000 respectively.

          o Star is a weekly celebrity news-based periodical with a strong emphasis on television, music and movie stars, and the lives of the rich and famous. Star complements this focus with human interest stories about ordinary people in unusual circumstances. Every issue also includes a variety of features on topics such as food, fashion, health, fitness and parenting. Star is the fourth highest selling weekly periodical in the United States and Canada based on single copy circulation, selling on average 1,477,000 copies per week. Star has a total average weekly circulation of 1,753,000 copies, including subscriptions, with an average of approximately 4 readers per copy. Star has a core demographic profile of women aged 18-49. Star's cover price is $1.69 in the United States. In fiscal 2000, 6 issues of the Star were 72 page expanded issues (versus a regular issue of 48 pages) and are priced at $2.69. Excluding these 6 expanded issues, average single copy and total average weekly circulation was 1,511,000 and 1,787,000 respectively.

          o Globe is generally similar to that of National Enquirer and Star, but with a greater emphasis on investigative stories related to current events and celebrities. Globe is the sixth highest selling weekly periodical in the United States and Canada based on single copy circulation, selling on average 781,000 copies per week. Globe has a total average weekly circulation of 822,000 copies, including subscriptions, with an average of approximately 6 readers per copy. Globe's cover price is $1.69 in the United States.

          o National Examiner's editorial content consists of celebrity and human-interest stories. National Examiner is the seventh highest selling weekly periodical in the United States and Canada based on single copy circulation, selling on average 401,000 copies per week. National Examiner has a total average weekly circulation of 415,000 copies, including subscriptions, with an average of approximately 4 readers per copy. National Examiner's cover price is $1.69 in the United States.

          o Weekly World News is a tabloid devoted to the publication of entertaining and unusual stories. The editorial content is derived principally from rewritten stories and photographs purchased from agencies and periodicals around the world. Weekly World News has an average weekly single copy circulation of 306,000 copies, with a total average weekly circulation of 328,000 copies, including subscriptions. Weekly World News' cover price is $1.59 in the United States.

          o Sun's editorial content is focused on health and religious themes. Like our Weekly World News publication, Sun includes entertaining and unusual articles derived primarily from stories found in newspapers and periodicals throughout the world. Sun has a current single copy circulation of approximately 207,000 and a cover price of $1.59 in the United States.

          o Country Weekly is a special interest magazine presenting various aspects of country music, lifestyles, events and personalities, and has the highest weekly circulation of any such magazine in its category. On October 5, 1999 a newly re-designed and expanded Country Weekly was re-launched as a biweekly publication. Additionally, management named a new editor and publisher during the Company's fiscal year 2000 second quarter. Concurrent with the change to a biweekly format the cover price was raised from $1.99 to $2.49. Country Weekly has an average single copy circulation of 183,000 copies, with a total average weekly circulation of 366,000 copies, including subscriptions.

          o Micro Mags. We publish pocket-sized books under the name of Micro Mags covering such topics as diets, horoscopes, health and psychic phenomena. Twelve releases are published annually, each with 4 titles, at a current price of $1.59. In fiscal 2000, revenues for Micro Mags were approximately $5.4 million.

          o Mini-Mags and Digest. Our Mini-Mags and Digest business was added in the Globe Acquisition. The unit publishes a series of booklets ranging in price from $1.19 to $2.39 and covering such topics as diets, health, astrology and pets. Mini-Mags and Digests are similar to our Micro Mags publications. For the last twelve months on a pro forma basis, the Mini-Mags and Digest business generated approximately 85 million booklets and approximately $20 million in sales. The combination of Globe's former Mini-Mags unit and our Micro Mags has created the largest unit of its kind in the publishing business. The combined unit is expected to cover 616,000 pockets at supermarket checkouts.

          o Other Publications. We also added titles such as Detective and Cracked in the Globe Acquisition. As a group, these titles represent approximately 4% of Globe's revenue.

          o New Media. We currently have separate web sites for the National Enquirer (Nationalenquirer.com), Star (Starmagazine.com) and Country Weekly (Countryweekly.com). We will re-launch all new web sites by September 2000, including our new properties. Additionally, we have over 70 years of content. We believe that this content will allow us to develop new revenue streams by developing partnerships with third party Internet sites in need of entertainment related content.

         In addition to the aforementioned publications, we are launching a bi-weekly Latino tabloid called Mira as well as a bi-weekly auto enthusiast magazine called AMI Auto World Weekly. The magazines launch during late June 2000.

Circulation

         Our tabloid publications have an aggregate weekly newsstand circulation of approximately 5.1 million copies and a weekly readership of over 25 million people due to multiple readers per copy sold. We derive approximately 85% of our revenues from circulation and the remainder from advertising and other sources. Approximately 87% of our circulation revenues are generated by single copy circulation at retail outlets and the remainder by subscriptions. The United States, Canada and areas outside of North America represented approximately 87%, 10% and 3% of average weekly single copy circulation, respectively.

         Single Copy Circulation. The following table sets forth average weekly single copy circulation and U.S. cover prices for our publications for the three fiscal years 1998, 1999 and 2000.


Average Weekly Single Copy Circulation and U.S. Cover Price

                                                                       For Fiscal Year Ended

                                                    ------------------------------------------------------------
                                                       March 30,            March 29,             March 27,
                                                         1998                 1999                   2000
                                                    ----------------     ----------------      -----------------
                                                                  (circulation data in thousands)

National Enquirer
   Single Copy Circulation                               1,932             1,766 (2)                1,743 (3)(5)
   Cover Price                                           $1.39             $1.49 (1) (2)            $1.69 (1)

Star
   Single Copy Circulation                               1,618             1,445 (2)                1,407 (3)
   Cover Price                                           $1.39             $1.49 (1) (2)            $1.69 (1)

Globe
   Single Copy Circulation                                 918               759 (2)                  741
   Cover Price                                           $1.39             $1.49 (1)                $1.69

National Examiner
   Single Copy Circulation                                 484               430 (2)                  401
   Cover Price                                           $1.39             $1.49 (1)                $1.69

Weekly World News
   Single Copy Circulation                                 356               350 (2)                  306
   Cover Price                                           $1.25             $1.39 (1) (2)            $1.59 (1)

Sun
   Single Copy Circulation                                 235               219 (2)                  207
   Cover Price                                           $1.25             $1.39 (1)                $1.59

Country Weekly
   Single Copy Circulation                                 202               169 (2)                  175 (4)
   Cover Price                                           $1.69             $1.99 (1) (2)            $2.49 (1)

------------------------------------------------

(1) We increased the U.S. cover price on each of National Enquirer and Star from $1.39 to $1.49 on July 7, 1998, to 1.59 on July 27, 1999 and then to $1.69 on February 8, 2000. The Globe and National Examiner cover price increases were identical to the above titles. We increased the U.S. cover price on Weekly World News on April 15, 1997 from $1.09 to $1.25 to $1.39 on September 1, 1998, to $1.49 on July 7, 1998, and then to $1.59 on February 8, 2000. Sun price increases were identical to the Weekly World News. We increased the U.S. cover price on Country Weekly on April 7, 1998 from $1.69 to $1.79, to $1.99 on March 2, 1999 then to $2.49 on October 5, 1999 simultaneously with its re-launch as a bi-weekly publication.

(2) We believe that the principal factor in the decline in circulation in fiscal 1999 from fiscal 1998 was the adverse publicity against celebrity news-based magazines following the death of Princess Diana in August 1997.

(3) We believe that the circulation declines have stabilized as a result of our multi-tiered national advertising campaign, as well as certain editorial and format changes made to the National Enquirer and Star magazines.

(4) Bi-weekly average circulation from October 5, 1999 through March 27, 2000 was 205,000.

(5) Amount includes six expanded issues for both the National Enquirer and Star that include 72 pages versus a regular issue of 48 pages and are priced at $2.69. Excluding these six issues, single copy circulation was 1,767 and 1,428 for the National Enquirer and Star, respectively.

         Single copy circulation of each of our publications has experienced declines. We believe that a significant portion of the decline in circulation since fiscal 1998 is primarily due to two factors. First, the death of Princess Diana in August 1997 resulted in a significant amount of adverse publicity against celebrity news-based magazines. While single copy circulation of National Enquirer and Star have improved from the low levels experienced in the months immediately after Princess Diana's death, they have not returned to their prior levels. In addition, single copy circulation declines of our publications can be attributed to (a) increased competition from other publications and forms of media, such as certain newspapers, television and radio programs concentrating on celebrity news and (b) a general industry-wide decline in single copy circulation of individual publications due to an increasing number of publications in the industry. We have developed a multi-tiered national advertising campaign, which includes television, print and outdoor advertising for the National Enquirer and Star that commenced in the fall of 1999 and continued throughout fiscal year 2000. These campaigns emphasized each publication's strong journalistic content and investigative nature. Total spending for these campaigns for the year ended March 27, 2000 was approximately $10 million. We believe that as a result of these advertising campaigns, as well as certain editorial and format changes made to the National Enquirer and Star, we have stabilized singly copy circulation.

         Historically, we have offset declines in single copy circulation, in part, through increases in cover prices. We believe that we will be able to continue to implement prudent increases in our cover prices over time without causing a decline in circulation. Since July 1999, we have instituted four cover price increases in the United States for National Enquirer and Star, consisting of two cover price increases for each publication. The average weekly single copy circulation of National Enquirer and Star for the three-month periods following these cover price increases was approximately equal to or greater than the average weekly single copy circulation for the applicable three-month periods prior to such increases. After the cover price increases of $0.10 for each of National Enquirer and Star on July 27, 1999, average weekly single copy circulation increased approximately 4.8% and was flat, respectively, for the three-month period following such increases over the average weekly single copy circulation for each publication for the three-month period prior to such increases. For the most recent seven issues since the cover price increase of $.10 on February 8, 2000, for the National Enquirer, Star and Globe, average weekly circulation has increased by 4.6%, 6.0% and was flat, respectively, from the average number of comparable issues immediately prior to February 8, 2000.

Subscription Sales

         Our strategy with respect to subscriptions seeks to optimize subscription revenues and profitability as opposed to subscription circulation. We accomplish this strategy by focusing on direct sales of our titles by us through inserts and direct mailings. From time to time, however, we utilize agents, such as Publishers Clearing House, to maintain and expand our subscriber base subscription circulation. In fiscal 2000, approximately 13% (or $36.2 million) of our total revenues from circulation were from subscription sales. Average weekly subscription circulation for fiscal 2000 were 351,000 copies for National Enquirer, 276,000 copies for Star, 41,000 copies for Globe, 14,000 copies for National Examiner, 22,000 copies for Weekly World News, 4,000 copies for Sun and 212,000 copies for Country Weekly as a bi-weekly publication.

         Subscription renewal rates for our publications (exclusive of subscriptions sold by direct mail agents) were 75% for National Enquirer, 76% for Star, 79% for the Globe, 76% for the National Examiner, 65% for the Sun, 62% for Weekly World News and 67% for Country Weekly for subscriptions which expired during the 1999 calendar year. In calendar 1999, approximately two-thirds of our subscribers purchased their subscriptions directly from us. We believe that our core subscribers are those who do not purchase through direct mail agents due to the fact that renewals by people who subscribe through direct mail agents are low.

Advertising Revenues

         We had approximately $25.2 million in advertising revenues in fiscal 2000. National Enquirer, Star, Weekly World News and Country Weekly generated approximately $11.8 million, $6.6 million, $1.1 million and $2.6 million, respectively, in advertising revenues during fiscal 2000. For the twenty-one weeks since the Globe Acquisition, advertising revenues for the Globe and National Examiner were $1.3 million and $0.7 million, respectively. Also during fiscal 2000, new management decided not to accept certain mail order and fractional advertising to correspond with the new design of the publications.

         Our advertising revenues are generated by national advertisers, including consumer product and broadcasting companies, mail order advertisers and classified advertisers. In fiscal 2000 national advertising, mail order advertising and classified advertising represented 45%, 47% and 8%, respectively of total advertising revenues.

         We employ 24 advertising sales people and maintain advertising sales offices in New York City, Chicago, Los Angeles, Detroit, Nashville, Miami and Lantana.

Editorial

         The editorial departments of our publications operate independently. The editorial headquarters for National Enquirer, Star, Globe, National Examiner, Sun and Weekly World News are in Boca Raton, Florida. National Enquirer, Globe and Star also have a Los Angeles, California bureau. Country Weekly editorial headquarters is located in Nashville, Tennessee.

         National Enquirer's editorial operation consists of approximately 81 full-time employees. The editorial news gathering operation of National Enquirer is directed by the editor-in-chief and executive editor who supervise 8 article editors, including the Los Angeles bureau chief. The article editors are responsible for developing and gathering news stories and story ideas. The article editors have 22 staff reporters. The article editors work with 4 photo editors, under the direction of a head photo editor. Stories brought in for publication are processed through a skilled team of writers and a design layout department. Each story is checked during the process by a research department before actual publication. The National Enquirer has a library staff that assists in both story researching and fact checking.

         Star's total editorial staff consists of approximately 37 full-time employees. Star's editorial news gathering operation is similar to National Enquirer's. There is an editor-in-chief, 2 executive editors, 6 story editors and 9 reporters. Their photo department has 4 staff persons under the direction of a chief photo editor. Star has a library staff that assists in both story researching and fact checking.

         Globe's total editorial staff consists of approximately 35 full-time employees. Globe's editorial news gathering operation is similar to National Enquirer's. There is an editor in chief, an executive editor, 7 story editors and 9 reporters. Their photo department has 6 staff persons under the direction of a chief photo editor. Globe has a library staff that assists in both story researching and fact checking.

         In addition to their editorial staffs, National Enquirer, Globe and Star pay outside news sources for story ideas, for information regarding breaking stories and for exclusive stories regarding celebrities. They also pay free-lance photographers and free-lance reporters for their investigative journalism. National Enquirer, Globe and Star have networks of approximately 450 free-lance reporters to whom they can assign stories. Because a significant amount of our editorial content is based on investigative reporting, our publications are "first source" or "breaking story" magazines for our readers.

         The editorial staffs of Weekly World News, National Examiner, Sun and Country Weekly are comprised of 14, 16, 13 and 19 people, respectively, and are each managed by an editor-in-chief.

         Due to their high level of investigative reporting, both National Enquirer, Globe and Star employ precautionary measures during the editorial process to protect themselves from lawsuits. Each publication has a long-standing practice of having outside legal counsel review the articles, photographs and headlines under consideration for each issue. Such legal counsel identify and evaluate the risk exposure presented by each article and photograph and make recommendations so that the publications can make a business judgment concerning publication of the articles and photographs. The management and editorial teams at National Enquirer, Globe and Star consistently follow the recommendations of legal counsel. We believe that this pre-publication "vetting" has been important in mitigating the risk and occurrence of libel-based suits against the publications. There are currently no claims pending that we believe would have a material adverse effect on our operations.

Production and Distribution

         An unrelated third-party performs most of the pre-press operations for our publications and is responsible for transmitting them electronically to printing plants. We have a long-term printing agreement with an unrelated domestic printer to print National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun and Country Weekly through December 2010 for sales in the United States, Canada and, to the extent applicable, outside of North America (except for the United Kingdom). This same printer also prints the majority of our other publications. National Enquirer has a special United Kingdom edition, which is printed by another unrelated printer. Once printed, the copies are distributed primarily by 4 regional wholesalers in the United States and Canada who deliver the requisite number of copies to approximately 155,000 retail sales locations. We believe our relationships with our printing companies are adequate and that there are printing facilities available elsewhere, should the need arise. The principal raw materials utilized by our publications are paper and ink. Paper is purchased directly by us from several suppliers based upon pricing and, to a lesser extent, availability. Ink utilized by our publications is purchased by the printers from at least two different ink suppliers. Both paper and ink are commodity products with pricing affected by demand, capacity and economic conditions. We believe that adequate sources of supply are, and will continue to be, available to fulfill our requirements.

         Our operating income may be significantly affected by the price of paper used in our publications. For example, the price of paper rose dramatically in 1995 and significantly affected operating income. In mid-1996 paper prices began to fall, then increased moderately in 1997 and 1998. If paper prices increase in the future and we cannot pass these costs on to our customers, such increases may have a material adverse effect on us. Currently, we have locked in paper prices through September 30, 2000. We are currently negotiating paper price agreements to extend past September 30, 2000. We have currently committed our volume requirements with our major suppliers through March 2001. We do not believe that any changes to paper prices after September 30, 2000 would have a material adverse effect on our operations.

Marketing and Merchandising

         We have established, through DSI, our own marketing organization whose primary function is to coordinate the placement and merchandising of our publications and third-party publications in retail outlets throughout the United States and Canada. In addition to the services DSI provides for our publications, DSI acts as a "quarterback" for approximately 45 % (based on our estimates) of new front-end racking programs initiated annually in the United States and Canada by supermarkets and other retailers. Recently, DSI has begun to leverage its network of field representatives, which are regularly in retail outlets performing its services, by expanding its services to provide merchandising and other information services to consumer product companies outside the publishing industry. DSI's field representatives visit approximately 16,000 locations weekly, representing 80% of AMI's volume.

         Approximately every three years, supermarkets and other retailers typically redesign their front-end racks, generally as part of store renovations or new store openings. As a "quarterback," DSI is selected by retailers to coordinate the design and installation of the front-end racks and the positioning of magazines for increased sales. Publishers, including the Company, which are allocated space on a rack enter into contracts directly with the retailer for the payment of fees (rack display payments) or other charges with respect to that space. DSI uses its role as quarterback for approximately 45% (based on our estimates) of new front-end rack programs initiated annually by retailers in the United States to achieve better placement of our publications and of the publications of DSI's third-party publishing clients. DSI is not paid by the retailers for the services it renders as quarterback.

         DSI provides marketing services for the Company and third-party publishing clients to achieve favorable placement of their respective publications at supermarkets and other retail outlets. DSI also provides merchandising and other information services such as checking retail stock displays and repositioning and restocking in-store inventories for the Company and its other clients. DSI's staff consists of approximately 180 full-time employees and, at times, more than 1,500 part-time field representatives, who are equipped with handheld computers in order to enhance the timeliness and accuracy of its information-gathering services.

         Some of DSI's third-party clients include Hachette, which publishes Woman's Day, Woman's Day Specials and Elle; Gruner & Jahr USA/Publishing, which publishes Family Circle, Family Circle Specials, McCall's, Fitness, Parents and YM; Wenner Media, Inc., which publishes US Weekly Magazine, Rolling Stone Magazine and Men's Journal; Newsweek, Inc., which publishes Newsweek; and Rodale Press, Inc., which publishes Prevention and Prevention Guides.

         DSI's contracts to provide marketing and merchandising services to third-party clients in the publishing industry generated approximately $14.2 million in revenues in fiscal 2000, as compared to $13.6 million and $14.5 million in fiscal 1999 and fiscal 1998, respectively.

Other Businesses

         Through Frontline Marketing, we sell in-store advertising space to various product manufacturers and other national advertisers. Frontline owns signage consisting of elevated light displays at checkout counters in about 5,100 supermarkets and considers itself a premier advertising vehicle for new products and front-end brands. Frontline is responsible for maintaining the signage and pays retailers commissions on advertising sales. In fiscal 2000, revenues from Frontline were $7.2 million or approximately 2% of total operating revenues.

         We also had ancillary sales (primarily licensing and syndication sales) of $1.1 million in fiscal 2000.

Competition

         National Enquirer, Globe, Star, National Examiner, Weekly World News and Country Weekly compete in varying degrees with other publications sold at retailers' checkout counters, as well as forms of media concentrating on celebrity news, such as certain newspapers, magazines and television and radio programs. We believe that historical declines in single copy circulation of National Enquirer, Globe, Star and National Examiner have resulted in part from increased competition from these publications and forms of media. Competition for circulation is largely based upon the content of the publication, its placement in retail outlets and, to a lesser extent, its price. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results. We believe that currently our most significant direct competitors in the print media are Time Warner Inc. (which publishes People, In Style and Entertainment Weekly), Wenner Media, Inc. (which publishes US Weekly Magazine), and TV Guide, Inc. (which publishes TV Guide).

         DSI competes with many other companies providing marketing and distribution services, such as full-service national distributors, wholesalers and publishers with their own marketing organizations.

Employee Relations

         We currently employ approximately 660 full-time employees and 1,295 part-time employees. Approximately 1,424 of our employees, including almost all of our part-time employees, work for DSI. None of our employees is represented by any union or other labor organization. We have had no strikes or work stoppages during the last five years. We believe that our relations with our employees are good.

ITEM 2.  PROPERTIES

         We own our headquarters building, which was acquired as part of the Globe Acquisition in Boca Raton, Florida. This premise, which is currently under renovation, is a three story, 70,000 square foot free standing building. This building will house the editorial staffs of the National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun, Mini-Mags, as well as our corporate office.

         We also own three separate buildings in Lantana, Florida with an aggregate of 33,700 square feet, which we are currently utilizing for the above editorial and corporate staffs until renovations at the Boca Raton Facility are completed.

         We also lease 8,200 square feet in New York, New York for advertising, editorial, and new media personnel, 12,500 square feet in West Palm Beach, Florida for DSI and 3,000 square feet for Country Weekly in Nashville, Tennessee. Various other smaller properties are leased primarily in New York, Los Angeles, Detroit, Miami, and Pass Christian, Mississippi for certain of our other operations. We believe that all of our properties are in generally good condition and are adequate for current operations.

ITEM 3.  LEGAL PROCEEDINGS

         We are involved in a number of litigation matters, which have arisen, in the ordinary course of business. Because the focus of our publications often involves controversial celebrities or subjects, the risk of defamation or invasion of privacy litigation arises in the ordinary course of our business. Our experience suggests that the claims for damages made in such lawsuits are heavily inflated and, in any event, any reasonably foreseeable liability or settlement would be covered by insurance. During the five fiscal years ended March 27, 2000, we paid approximately $21.1 million in the aggregate for legal fees (including prepublication review and litigation), litigation related insurance premiums and, to a lesser extent, litigation settlements, including amounts covered by insurance payments. We have not experienced any difficulty obtaining such insurance and do not expect to experience any material difficulty in the future. There are currently no claims pending that we believe would have a material adverse effect on our operations.

         Multiple sources as well as documentation are sought for all stories that are potentially controversial or subject to dispute. In addition, because of their high level of investigative reporting, we retain special libel counsel for National Enquirer, Globe, Star and National Examiner to review, prior to publication, all sensitive stories and celebrity news and photos. We also have five full time in-house attorneys who participate in prepublication review. Before publishing book excerpts, we generally obtain indemnification from the publisher, author and/or agent concerning publication rights and defamation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during fiscal 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                SECURITY HOLDERS

        All of the Company's common stock is owned by Media. Accordingly, there is no established public trading market for our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial data for each of the five fiscal years in the period ended March 27, 2000 below have been derived from the consolidated financial statements of the Company, which have been audited by independent certified public accountants. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Form 10-K. As discussed above, the parent of American Media Operations, Inc. was purchased on May 7, 1999 resulting in a change in the historical cost basis of various assets and liabilities. Accordingly, the historical financial information provided herein, for periods prior to May 7, 1999 is not comparable to post acquisition financial information. For purposes of presentation, all historical financial information for periods prior to May 7, 1999 will be referred to as the "Predecessor Company" and all periods subsequent to May 6, 1999 (the "Inception Period") will be referred to as the "Company". A solid black vertical line has been inserted in tables where financial information may not be comparable across periods.

                                                        Predecessor Company
                                     ----------------------------------------------------------       The
                                                         Fiscal Years Ended                         Company
                                     ----------------------------------------------------------  ---------------
                                                                                   Six Weeks        Forty-Six
                                                                                     from          Weeks from
                                                                                    March 30,      May 7, 1999
                                     March 25,  March 31,  March 30,  March 29,      through         through
                                       1996     1997 (1)     1998        1999      May 6, 1999    March 27,2000
                                     ---------- ---------- ---------- ----------- -------------  ---------------
                                                         (dollars in thousands)
Statement of Income Data:

Operating Revenues                    $295,050   $315,988   $307,684    $293,459       $31,163        $294,046
Operating Expenses (2)                 228,714    228,817    237,104     228,060        24,399         254,274
                                     ---------- ---------- ---------- ----------- -------------  --------------
Operating Income                        66,336     87,171     70,580      65,399         6,764          39,772
Interest Expense                      (56,715)   (56,284)   (50,486)    (46,897)       (4,837)        (57,466)
Other Income (Expense), Net (3)        (1,195)    (1,705)    (1,641)       2,943            25             125
                                     ---------- ---------- ---------- ----------- -------------  --------------
Income before Income Taxes and
  Extraordinary Charge                   8,426     29,182     18,453      21,445         1,952        (17,569)
Income Taxes                             8,985     16,716     12,437      13,559         1,365           1,361
                                     ---------- ---------- ---------- ----------- -------------  --------------
Income (Loss) before Extraordinary       (559)     12,466      6,016       7,886           587        (18,930)
  Charge
Extraordinary Charge, net of
  Income Taxes (4)                          --         --         --      (2,161)           --         (2,581)

                                     ---------- ---------- ---------- ----------- -------------  --------------
Net Income (Loss)                       $(559)    $12,466     $6,016      $5,725         $ 587       $(21,511)
                                     ========== ========== ========== =========== =============  ==============

Balance Sheet Data:

Total Assets                          $687,434   $670,850   $647,930    $616,838           N/M      $1,166,964
Total Debt                             558,906    528,662    497,535     471,134           N/M         680,874
Total Stockholder's Equity              36,242     48,457     54,473      60,198           N/M         201,698

Other Data:

EBITDA (5)                            $ 95,315   $114,593    $99,926     $96,347       $10,467         $96,982
Depreciation                             7,303      8,145      9,252      11,035         1,272          10,281
Amortization of Intangibles             23,075     21,075     21,075      21,075         2,431          46,928
Capital Expenditures                     9,072      8,526     11,018      15,019           717          13,330


(1) Fiscal 1997 includes 53 weeks as compared to 52 weeks for all other fiscal years presented.

(2) Fiscal 1999 is net of a gain of $6.5 million from the sale of the Soap Opera Assets.

(3) Other income (expense) for the periods from March 25, 1996 through March 29, 1999 is comprised of the management fee accrued during such period and miscellaneous nonrecurring items and includes for the period ended March 29, 1999, a net gain of $4,400 from the favorable settlement of certain litigation. The fiscal year ended March 27, 2000 and the six weeks ended May 6, 1999 includes miscellaneous non-recurring items.

(4) In connection with the Transactions, a fee related to an unused bridge loan commitment totaling approximately $4.1 million ($2.6 million net of income taxes) was charged to extraordinary loss in the Inception Period. During fiscal 1999, we recorded an extraordinary charge totaling approximately $3.4 million ($2.2 million net of income taxes) related to the write-off of deferred debt issuance costs and other charges relating to the refinancing of indebtedness.

(5) EBITDA is defined as net income (loss) before extraordinary charges, interest expense, income taxes, depreciation and amortization and other income (expense) (other than management fees). The management fees included in other income (expense) were $1,399, $1.8 million, $1.7 million and $1.2 million respectively, for fiscal 1996, 1997, 1998 and 1999. For fiscal 2000, a new monitoring fee of $750,000 per annum, of which $663,000 for fiscal 2000 is included in selling, general and administrative operating expense and therefore is included in the calculation of EBITDA. EBITDA is not a measure of performance defined by GAAP. EBITDA should not be considered in isolation or as a substitute for net income or a statement of cash flows, which have been prepared in accordance with GAAP or as a measure of our operating performance, profitability or liquidity. We believe EBITDA provides useful information regarding our ability to service our debt, and we understand that such information is considered by certain investors to be an additional basis for evaluating a company's ability to pay interest and repay debt. EBITDA measures presented herein may not be comparable to similarly titled measures of other companies due to differences in methods of calculation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of our financial condition and results of operations for the three fiscal years ended March 27, 2000. This discussion should be read in conjunction with our consolidated financial statements and the related notes thereto.

Overview

         In connection with the Transactions and Merger, which were accounted for under the purchase method of accounting, we reflected a new basis of accounting for various assets and liabilities. Accordingly, the historical financial information provided herein, for periods prior to May 7, 1999 is not comparable to post acquisition financial information. To facilitate a meaningful discussion of the comparative operating performance for the fiscal years ended March 27, 2000 and March 29, 1999, the financial information in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented on a traditional comparative basis unless otherwise indicated. We believe the traditional comparative presentation provides the best financial information as the only material change in the historical operations for periods before and after May 6, 1999, other than the sale of certain properties as discussed below, is an increase in interest expense related to higher levels of indebtedness and increased amortization expense resulting from a substantial increase in intangible assets.

           The Globe Acquisition, which was consummated on November 1, 1999, was accounted for using the purchase method of accounting. Accordingly, the Company's financial statements for the fiscal year ended March 27, 2000, include twenty-one weeks of results attributable to the Globe Properties.

        In February 1999, we ceased publication of Soap Opera News and Soap Opera Magazine (collectively, the "Soap Opera Assets") and sold certain of the trademarks and other soap opera publishing assets relating to these magazines to Primedia, Inc. Accordingly, operations of the Soap Opera Assets are included in operations for the fiscal year ended March 29, 1999, but are not included in operations for the fiscal year ended March 27, 2000.

         We are a leading publisher in the field of general interest magazines, publishing National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun, Country Weekly and other monthly publications. We generate revenues from circulation, predominantly single copy sales in supermarkets and other retail outlets, as well as from advertising and other sources.

          In fiscal 2000 and 1999, approximately 85% of our total operating revenues were from circulation. Single copy sales accounted for approximately 87% and 83% of such circulation revenues in fiscal years 2000 and 1999, respectively, and the remainder was from subscription sales. Over the past five years, circulation revenues have been generally stable as circulation declines have been offset in part by increases in the cover prices of our publications.

         In addition to circulation, approximately 15% of our total operating revenues in fiscal 2000 and 1999 were from advertising and other revenues (consisting primarily of DSI and Frontline revenues).

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

Results of Operations

Comparison of Fiscal Year Ended March 27, 2000 to Fiscal Year Ended March 29,
1999

         Total operating revenues were $325,209,000 for fiscal 2000, which included $39,742,000 of revenues from the Globe Properties. Excluding revenues related to the Soap Opera Assets and to the Globe Properties, operating revenues increased by $13,284,000, or 4.9%, from fiscal 1999, primarily due to an increase in single copy revenues.

         Circulation revenues (which include all single copy and subscription sales) were $277,553,000 for fiscal 2000, which included $36,926,000 of circulation revenues from the Globe Properties. Excluding circulation revenues related to the Soap Opera Assets and the Globe Properties, circulation revenues in fiscal 2000 increased $12,384,000, or 5.4%, when compared to the prior year period. This increase is primarily due to two $.10 cover price increase effective as of the July 27, 1999 and February 8, 2000 issues, respectively, for National Enquirer, and in part due to the release of twelve special issues. Single-copy unit sales for the National Enquirer and Star for fiscal 2000 remained relatively flat when compared to the same prior year period.

         On October 5, 1999, a newly re-designed and expanded Country Weekly was re-launched as a biweekly publication. Additionally, management named a new editor and publisher during the Company's second quarter. At the time of the change to a biweekly format, the cover price was raised from $1.99 to $2.49. The new frequency and format has resulted in an increase in average single copy unit sales of 31%. This increase in circulation units, coupled with the price increase, resulted in single copy revenues to be almost comparable to the prior year in light of the biweekly format despite having published 25% fewer issues ($9,607,000 in fiscal 2000 versus $10,202,000 in fiscal 1999).

         Subscription revenues were $36,172,000 for fiscal 2000, which included $955,000 of subscription revenues from the Globe Properties. Excluding subscription revenues related to the Soap Opera Assets and the Globe Properties, subscription revenues decreased $3,611,000 compared to the same prior year period primarily the result of the reduction in the frequency of Country Weekly from weekly to bi-weekly. One method of increasing the subscription bases of our publications has been to offer discounted subscriptions through an agent; however, management's new direction is to be more newsstand driven.

         Advertising revenues were $25,161,000 for fiscal 2000, which included $2,586,000 of advertising revenues from the Globe Properties. Excluding revenues related to the Soap Opera Assets and the Globe Properties advertising revenues were flat compared to the previous fiscal year. National advertising, excluding the Globe Properties, increased by $1.2 million from fiscal 1999 to fiscal 2000. However, this increase was offset by a decrease in mail order advertising due to management's decision not to accept certain mail order and fractional advertising to correspond with the new design of the publications.

         Total operating expenses for fiscal 2000 increased by $50,613,000 when compared to the same prior year period. Excluding expenses related to the Soap Opera Assets, Globe Properties, depreciation and amortization expense, operating expenses increased by $9,486,000. This increase relates primarily to increased TV advertising and is in line with management's plan to increase brand awareness of its two flagship publications, the National Enquirer and Star. Amortization expense increased by $28,285,000 due to the increase in intangible asset balances from the Transactions and the Globe Acquisition as well as a reduction in the related amortizable lives, primarily goodwill, from 40 years to 20 years. This increase in amortization expense solely relates to the period subsequent to the Transactions.

         Interest expense increased for fiscal 2000 by $15,406,000 to $62,303,000 compared to the same prior year period. This increase in interest expense solely relates to the period subsequent to the Transactions as a result of a higher average effective interest rate and higher levels of indebtedness as a result of the Transactions and the Globe Acquisition.

         Other income was $150,000 for fiscal 2000, compared to other income of $2,943,000 for fiscal 1999. Other income in fiscal 1999 included a net gain of $4.4 million from the favorable settlement of certain litigation.

         Our effective income tax rates exceed the federal statutory income tax rate of 35% because of the effect of goodwill amortization, which is not deductible for income tax reporting purposes.

             In connection with the Transactions, a fee related to an unused bridge loan commitment totaling approximately $4.1 million ($2.6 million net of income taxes) was charged to extraordinary loss in the Inception Period. During fiscal 1999, we recorded an extraordinary charge totaling approximately $3.4 million ($2.2 million net of income taxes) related to the write-off of deferred debt issuance costs and other charges relating to the refinancing of indebtedness.

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

         Circulation revenues (which include all single copy and subscription sales) of $248,630,000 decreased $13,619,000, or 5.2%, for fiscal 1999 compared to the prior fiscal year. Substantially all of the decrease in circulation revenues for fiscal 1999 was related to declines in single copy circulation of National Enquirer and Star, which was partially offset by a $0.10 increase in the cover prices of these publications on July 7, 1998 in the United States and a corresponding increase in Canada. For fiscal 1999, average weekly single copy circulation for both National Enquirer and Star decreased by 8.6% and 10.7%, respectively, as compared to the prior fiscal year. We believe that the principal factor causing such declines was the adverse publicity against celebrity news-based magazines after the death of Princess Diana in August 1997. While single copy circulation for these two publications have improved from the low levels experienced in the months immediately after Princess Diana's death, they have not returned to their prior levels.

         Country Weekly's average weekly circulation decreased 12.3% for fiscal 1999 as compared to the prior fiscal year. The decline in circulation revenues caused by such decreases in circulation was partially offset by $.10 and $.20 increases in the cover price of Country Weekly on April 7, 1998 and March 2, 1999, respectively.

         Subscription revenues of $41,802,000 decreased $638,000, or 1.5%, for fiscal 1999 compared to the prior fiscal year. One method of increasing the subscription bases of our publications has been to offer discounted subscriptions through an agent. We believe that subscription revenues for the fiscal year remained relatively flat, at least in part, because of recent adverse publicity from litigation initiated by several states against certain agents, which we believe has resulted in weaker responses than we typically expect from discounted subscription offers. However, because discounted subscriptions are not profitable until they are renewed at full price, a lower response rate should have no immediate adverse effect on our results of operations. It is unknown what the potential long-term impact will be on subscription levels and profitability should response rates remain weak.

         For the fiscal year 1999, advertising revenues of $23,460,000 remained approximately flat as compared to the advertising revenues of $23,643,000 for the same prior year period. Declines in mail order and classified advertising were primarily offset by an increase in national advertising in National Enquirer and Star.

         Other revenues of $21,369,000 for fiscal year 1999 decreased by $423,000, or 1.9%, as compared to the prior fiscal year primarily due to declines in ancillary sales (primarily licensing and syndication sales) and DSI revenues, which were not completely offset by increases in Frontline revenues.

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

         Other income was $2,943,000 for fiscal 1999 compared to other expense of $1,641,000 for the prior fiscal year. This difference is primarily due to a net gain of $4.4 million from the favorable settlement of certain litigation, which was recorded in the first fiscal quarter of fiscal 1999.

         Our effective income tax rates were 63.2% and 67.4% for fiscal years 1999 and 1998, respectively, as compared to the federal statutory income tax rate of 35%. The higher effective tax rates when compared to the federal income tax rate result primarily from goodwill amortization, which is not deductible for income tax reporting purposes. The lower effective tax rate in fiscal 1999 over fiscal 1998 resulted primarily from changes in the ratio of nondeductible goodwill as a percentage of income before income taxes.

         During fiscal 1999, we recorded an extraordinary charge totaling approximately $3.4 million ($2.2 million net of income taxes) for the write-off of deferred debt issuance costs and other charges relating to the refinancing of indebtedness.

Liquidity and Capital Resources

         We have substantially increased our indebtedness in connection with the Transactions and the Globe Acquisition. As a result of the New Credit Agreement and the Notes, our liquidity requirements will be significantly increased, primarily due to increased interest and principal payment obligations under the New Credit Agreement, which, other than certain excess cash flow payment obligations, will commence in fiscal 2002. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the New Credit Agreement and the Notes, to make capital expenditures and to cover working capital requirements. As of March 27, 2000, there were no amounts outstanding on the revolving credit facility. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the Notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

         Our ability to make scheduled payments of principal and interest under the New Credit Agreement and the Notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

         At March 27, 2000, we had cash and cash equivalents of $23.4 million and a working capital deficit of $65.0 million. We do not consider our working capital deficit as a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficits result principally from:

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

         Historically, our primary sources of liquidity have been cash generated from operations and amounts available under our credit agreements, which have been used to fund shortfalls in available cash. For the Inception Period, cash provided by financing activities totaling $430 million was primarily used to fund the Transactions and the Globe Acquisition. Cash from operations of $41.9 million generated from operations for the Inception Period was used to fund capital expenditures as well as pay down the revolving credit facility. For the fiscal year ended March 29, 1999, cash provided by operating activities totaling $29.8 million was used primarily to fund capital expenditures totaling $15.0 million and reduce borrowings under the credit agreements.

         We made capital expenditures in the fiscal years ended March 27, 2000 and March 29, 1999 totaling $14.0 million and $15.0 million, respectively. The higher levels of capital spending for the prior year reflected increased capital spending on Soap Opera News display pockets and upgrades of our computer information systems.

         At March 27, 2000, our outstanding indebtedness totaled $680.9 million, of which $430.0 million represented borrowings under the New Credit Agreement. In connection with the acquisition of the Globe Properties as discussed in Note 2 to the Consolidated Financial Statements, we expanded our New Credit Agreement by $90 million. The effective rate for borrowings under the New Credit Agreement averaged 9.1% for the Inception Period and under the prior credit agreement averaged 7.1% for the period from March 30, 1999 through May 6, 1999 as compared to 7.7% for the fiscal year ended March 27, 2000. In order to reduce our exposure to interest rate risk, we have entered into a $100.0 million interest rate swap agreement expiring in November 2000 under which we pay a fixed rate of 5.95%.

        We have no material assets or operations other than the investments in our subsidiaries. The Notes are unconditionally guaranteed, on a senior subordinated basis, by all of our material subsidiaries. Each subsidiary that will be organized in the future by us, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the Notes on a senior subordinated basis. Note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. The note guarantors are our wholly owned subsidiaries. At present, the note guarantors comprise all of our direct and indirect subsidiaries, other than one inconsequential subsidiary. Note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the New Credit Facility, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the New Credit Facility.

Furthermore, the Notes indenture permits note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. We have not presented separate financial statements and other disclosures concerning each of the note guarantors because management has determined that such information is not material to investors.

         So long as the factors set forth in the paragraph immediately above remain true and correct, under applicable SEC rules and regulations, the Company's note guarantors will not need to individually comply with the reporting requirements of the Exchange Act, nor will we have to include separate financial statements and other disclosures concerning each of the note guarantors in its Exchange Act reports. In that regard, we have received a no-action letter from the SEC concurring with our position on this issue.

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

         As of June 26, 2000, we have experienced no material Year 2000 problems with the aforementioned systems and applications nor do we expect any problems in the future. Additionally, as of June 26, 2000, we have not experienced any Year 2000 problems with our significant suppliers of goods and services. We will continue to take reasonable efforts to monitor Year 2000 issues relating to our material vendors.

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

Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA")

         The following table and discussion summarizes EBITDA for the fiscal years ended March 27, 2000 and March 29, 1999. Fiscal year 1999 EBITDA amounts presented below exclude the operations of Soap Opera Magazine and Soap Opera News, which were sold in February, 1999.

                             (dollars in thousands)
                             ----------------------

              Predecessor Company                       The Company
------------------------------------------------- -------------------------
       Fiscal Year            March 30, 1999            May 7, 1999
     Ended Mar. 29,               Through                 Through
          1999                  May 6, 1999            Mar. 27, 2000
-------------------------- ---------------------- -------------------------

         $95,391                  $10,467                 $96,982

         The Company defines EBITDA as net income (loss) before extraordinary charges, interest expense, income taxes, depreciation and amortization and other income (expense) (other than management fees). For the fiscal year ended March 29, 1999, a management fee of $1,162,000 was included in other income (expense) and therefore was included as a reduction of EBITDA in 1999. For the current year ended March 27, 2000, a $663,000 management fee is included in selling general and administrative expense and therefore is included in the calculation of EBITDA. Included in the fiscal year ended March 27, 2000 is $7,018,000 of EBITDA derived from the Globe Acquisition. EBITDA is presented and discussed because the Company considers EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income (loss), as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").

New Accounting Pronouncements

         We have adopted the Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," effective fiscal 1999. SFAS No. 130 defines comprehensive income as a measure of all changes in equity of an enterprise during a period that result from transactions and other economic events during the period other than transactions with owners. For all periods presented, comprehensive income is the same as net income.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public enterprises report information about operating segments in annual financial statements and interim financial stockholders' reports. The statement requires information to be reported by operating segment on the same basis, which we use to evaluate performance internally. We have determined that we have only one operating segment.

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company adopted SOP 98-1 on March 29, 1999. Adoption of this statement has not had a material impact on the Company's consolidated financial position, results of operations, or cash flows.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133--"Accounting for Derivative Instruments and Hedging Activities", which establishes standards of accounting for derivative instruments including specific hedge accounting criteria. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 although earlier adoption is allowed. We are continuing to evaluate the impact of adopting SFAS No. 133. However, we do not expect SFAS No. 133 to have a material impact on us.

         In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosure related to revenue recognition policies. We believe our revenue recognition practices are in conformity with the guidelines prescribed in SAB 101.

Forward-Looking Statements

         Some of the information presented in this Form 10-K constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

    o     our high degree of leverage and                      o      increasing competition by domestic
          significant debt service obligations,                       and foreign media companies,

    o     our ability to increase circulation and              o      changes in the costs of paper used
          advertising revenues,                                       by us,

    o     market conditions for our publications,              o      any future changes in management,

    o     our ability to develop new publications              o      general risks associated with the
          and services,                                               publishing industry and

    o     outcomes of pending and future                       o      potential adverse effects of potential
          litigation                                                  unresolved Year 2000 problems
                                                                      including external key suppliers

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISKS

         We are exposed to certain market risks that are inherent in our financial statements. We are subject to interest risk on our credit facilities and any future financing requirements. Our fixed rate debt consists primarily of Senior Subordinated Notes, as well as $100 million of interest rate swap agreements on our term loan and revolving loan. The interest rate swap agreements effectively convert a portion of our variable rate debt to fixed-rate debt. The interest rate swap agreement, which expires in November 2000, has a fixed interest rate of 5.95%.

         The following table presents the future principal payment obligations and weighted average interest rates associated with our existing long-term instruments assuming our actual level of long-term indebtedness (dollars in 000's):

                                                2000           2001          2002          2003        Thereafter
                                                ----           ----          ----          ----        ----------

  Liabilities:
  Long-Term Debt

  $250,000 Fixed Rate (10.25%)                    -             -             -             -           $250,000

  $740 Fixed Rate (11.63%)                        -             -             -             -               $740

  $134 Fixed Rate (10.38%)                        -             -             -             $134           -

  Term Loan and Revolving Loan
  Variable Rate (9.10% for the Fiscal
     Year Ended March 27, 2000)                   -             -           $9,975       $17,050        $402,975


  Interest Rate Derivatives:
     Interest Rate Swaps:
          Variable to Fixed                   $100,000          -             -             -               -
          Average Pay Rate                      (5.95%)
          Average Receive Rate                  (6.16%)

         Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt net of the effect of our interest rate swap would have resulted in a change of $3.3 million in our interest expense for the year ended March 27, 2000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:                                                         Page(s)
                                                                              -------

Report of Independent Public Accountants ..................................     26

Consolidated Balance Sheets as of March 29, 1999 and March 27, 2000 .......     27

Consolidated Statements of Income (Loss) for the Three Fiscal
  Periods Ended March 27, 2000 ............................................     28

Consolidated Statements of Stockholder's Equity for the Three Fiscal
  Periods Ended March 27, 2000 ............................................     29

Consolidated Statements of Cash Flows for the Three Fiscal
  Periods Ended March 27, 2000 ............................................     30

Notes to Consolidated Financial Statements ................................   31 - 43



         Schedules have been omitted since the information is not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of
  American Media Operations, Inc.:

         We have audited the accompanying consolidated balance sheet of American Media Operations, Inc. (a Delaware corporation) and subsidiaries as of March 27, 2000 (the "Company") and the related consolidated statements of income (loss), stockholder's equity and cash flows for the period from May 7, 1999 through March 27, 2000. We have also audited the accompanying consolidated balance sheet of American Media Operations, Inc. (the "Predecessor Company") as of March 29, 1999, and the related consolidated statements of income (loss), stockholder's equity and cash flows of the Predecessor Company for the period from March 30, 1999 through May 6, 1999, and for the years ended March 29, 1999 and March 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Media Operations, Inc. and subsidiaries as of March 27, 2000, and the results of their operations and their cash flows for the period from May 7, 1999 through March 27, 2000 and the financial position of the Predecessor Company as of March 29, 1999 and the results of their operations and their cash flows for the period from March 30, 1999 through May 6, 1999 and for the years ended March 29, 1999 and March 30, 1998 in conformity with accounting standards generally accepted in the United States.

ARTHUR ANDERSEN LLP

New York, New York
    June 2, 2000

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     As of March 29, 1999 and March 27, 2000
                      (in 000's, except share information)

                     The financial statements of the Company
                       and the Predecessor Company are not
                       comparable in certain respects (see
                                    Note 1).

                                                                                                                     The Company
                                                                                               Predecessor           -----------
                                                                                                 Company
                                                                                                 -------
                                                                                                March 29,             March 27,
                                                                                                  1999                  2000
                                                                                               ------------         --------------
                                                 ASSETS
       CURRENT ASSETS:
         Cash and cash equivalents                                                                  $3,823              $  23,404
         Receivables, net                                                                            7,977                 16,862
         Inventories                                                                                 9,830                 12,974
         Prepaid expenses and other                                                                  2,650                  6,405
                                                                                               ------------         --------------
             Total current assets                                                                   24,280                 59,645
                                                                                               ------------         --------------
       PROPERTY AND EQUIPMENT, at cost:
         Land and buildings                                                                          4,039                  5,735
         Machinery, fixtures and equipment                                                          22,040                 17,258
         Display racks                                                                              19,543                 27,474
                                                                                               ------------         --------------
                                                                                                    45,622                 50,467
        Less - accumulated depreciation                                                           (18,762)                (9,353)
                                                                                               ------------         --------------
                                                                                                    26,860                 41,114
                                                                                               ------------         --------------
       DEFERRED DEBT COSTS, net                                                                      5,728                 22,153
                                                                                               ------------         --------------

       GOODWILL, net of accumulated amortization of $141,595 and $22,299                           463,656                536,369
                                                                                               ------------         --------------

       OTHER INTANGIBLES, net of accumulated amortization of $51,686 and $24,629                    96,314                507,683
                                                                                               ------------         --------------
                                                                                                  $616,838             $1,166,964
                                                                                               ============         ==============
                                   LIABILITIES AND STOCKHOLDER'S EQUITY

       CURRENT LIABILITIES:
         Current portion of term loan                                                              $25,000                $    --
         Accounts payable                                                                           11,618                 25,262
         Accrued expenses                                                                           34,801                 66,358
         Deferred revenues                                                                          27,987                 33,054
                                                                                               ------------         --------------
             Total current liabilities                                                              99,406                124,674
                                                                                               ------------         --------------

       PAYABLE TO PARENT COMPANY                                                                     3,404                  1,307
                                                                                               ------------         --------------

       LONG TERM DEBT:
         Term Loan and Revolving Credit Commitment, net of current portion                         246,000                430,000
         10.25% Senior Subordinated Notes Due 2009                                                      --                250,000
         11.63% Senior Subordinated Notes Due 2004                                                 200,000                    740
         10.38% Senior Subordinated Notes Due 2002                                                     134                    134
                                                                                               ------------         --------------
                                                                                                   446,134                680,874
                                                                                               ------------         --------------

       DEFERRED INCOME TAXES                                                                         7,696                158,411
                                                                                               ------------         --------------

       CONTINGENCIES (NOTE 8)

       STOCKHOLDER'S EQUITY:
         Common stock, $.20 par value; 7,507 shares issued and outstanding                               2                      2
         Additional paid-in capital                                                                 26,039                223,207
         Retained earnings (deficit)                                                                34,157               (21,511)
                                                                                               ------------         --------------
       TOTAL STOCKHOLDER'S EQUITY                                                                   60,198                201,698
                                                                                               ------------
                                                                                                                    --------------
                                                                                                  $616,838             $1,166,964
                                                                                               ============         ==============

        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (in 000's)

                   The financial statements of the Company and
                         the Predecessor Company are not
                       comparable in certain respects (see
                                    Note 1.)

                                                                       Predecessor Company                              The Company
                                                    --------------------------------------------------------      -----------------
                                                                                             Six Weeks From        Forty-Six Weeks
                                                       Fiscal Year         Fiscal Year         March 30           From May 7, 1999
                                                          Ended              Ended              Through               Through
                                                     March 30, 1998      March 29, 1999       May 6, 1999          March 27, 2000
                                                    ----------------    ----------------    ----------------      -----------------
OPERATING REVENUES:
      Circulation                                          $262,249            $248,630             $26,215               $251,338
       Advertising                                           23,643              23,460               2,640                 22,521
       Other                                                 21,792              21,369               2,308                 20,187
                                                    ----------------    ----------------    ----------------      -----------------
                                                            307,684             293,459              31,163                294,046
                                                    ----------------    ----------------    ----------------      -----------------
OPERATING EXPENSES:
       Editorial                                             30,497              28,906               3,040                 29,567
       Production                                            82,296              79,691               7,784                 71,465
       Distribution, circulation and other cost              66,883              67,640               6,624                 58,168
       Selling, general and administrative                   27,101              26,212               3,248                 37,865
       Gain on sale of Soap Opera Properties                     --              (6,499)                 --                     --
       Depreciation and amortization                         30,327              32,110               3,703                 57,209
                                                    ----------------    ----------------    ----------------      -----------------
                                                            237,104             228,060              24,399                254,274
                                                    ----------------    ----------------    ----------------      -----------------

       Operating Income                                      70,580              65,399               6,764                 39,772

INTEREST EXPENSE                                            (50,486)            (46,897)             (4,837)               (57,466)
OTHER INCOME (EXPENSE), net                                  (1,641)              2,943                  25                    125
                                                    ----------------    ----------------    ----------------      -----------------
      Income (loss) before provision for
        income taxes and extraordinary charge                18,453              21,445               1,952                (17,569)


PROVISION FOR INCOME TAXES                                   12,437              13,559               1,365                  1,361
                                                    ----------------    ----------------    ----------------      -----------------
       Income (loss)  before extraordinary charge             6,016               7,886                 587                (18,930)

EXTRAORDINARY CHARGE, net of income
      taxes of $1,269 and $1,517, respectively
      (Note 7)                                                   --              (2,161)                 --                 (2,581)
                                                    ----------------    ----------------    ----------------      -----------------

      Net income (loss)                                    $  6,016            $  5,725             $   587               $(21,511)
                                                    ================    ================    ================      =================



          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY For the Three Fiscal Years Ended March 27, 2000
                      (in 000's, except share information)


                                          Common Stock              Additional        Retained
                                          ------------               Paid-In          Earnings
                                        Shares        Amount         Capital          (Deficit)          Total
                                      ----------    -----------    --------------    ------------    -------------

Balance, March 31, 1997                   7,507            $ 2          $ 26,039         $22,416         $ 48,457

Net income                                   --             --                --           6,016            6,016
                                      ----------    -----------    --------------    ------------    -------------

Balance, March 30, 1998                   7,507              2            26,039          28,432           54,473

Net income                                   --             --                --           5,725            5,725
                                      ----------    -----------    --------------    ------------    -------------

Balance, March 29, 1999                   7,507              2            26,039          34,157           60,198

Net income (for the period from
       March 30, 1999 through
       May 6, 1999)                          --             --                --             587              587


Recapitalization on May 7, 1999              --             --           192,218         (34,744)         157,474

Issuance of equity in connection
        with Globe Acquisition,
        net of issuance costs                --             --             4,950              --            4,950


Net loss (for the period from
        May 7, 1999 through
        March 27, 2000)                      --             --                --         (21,511)         (21,511)
                                      ----------    -----------    --------------    ------------    -------------

Balance, March 27, 2000                   7,507             $2          $223,207       $ (21,511)        $201,698
                                      ==========    ===========    ==============    ============    =============










The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in 000's)



                                                                           Predecessor Company                      The Company
                                                             ------------------------------------------------       ------------
                                                                                                                    Forty-Six
                                                                                                                   Weeks From
                                                                Fiscal Year      Fiscal Year      Six Weeks           May 7,
                                                                   Ended            Ended         From March           1999
                                                                 March 30,        March 29,       30 Through         Through
                                                                   1998              1999         May 6, 1999     March 27, 2000
                                                               --------------   -------------    -------------    --------------
Cash Flows from Operating Activities:
    Net Income (loss)                                            $   6,016        $   5,725        $     587        $ (21,511)
                                                                 ---------        ---------        ---------        ---------
Adjustments to reconcile net income to net cash
   provided from operating activities:

   Gain on sale of Soap Opera Properties                              --             (6,499)            --               --
   Extraordinary charge, net of income taxes                          --              2,161             --              2,581
   Depreciation and amortization                                    30,327           32,110            3,703           57,209
   Deferred debt cost amortization                                   2,623            1,506              147            2,807
   Senior subordinated discount note accretion                         190             --               --               --
   Deferred income tax provision (credit)                              186           (3,592)            (207)           3,906
   Decrease (increase) in - net of acquisition -
        Receivables, net                                               339             (125)            (369)          (7,675)
        Due from Parent Company                                      1,048             --               --               --
        Inventories                                                  3,001              560            1,163           (3,826)
        Prepaid income taxes                                        (2,612)           2,612             --               --
        Prepaid expenses and other                                  (1,313)           1,289            1,793           (7,846)
   Increase (decrease) in - net of acquisition
        Accounts payable                                             1,420           (5,203)          (2,184)          10,407
        Accrued expenses                                            (3,204)          (1,486)            (164)         (14,322)
        Payable to Parent Company                                    3,728             (324)            --              1,307
        Accrued interest                                             2,212           (1,010)            --              6,023
        Accrued and current deferred income taxes                   (1,552)           4,658            1,474            6,823
        Deferred revenues                                             (599)          (2,580)          (3,159)           5,999
                                                                                                   ---------        ---------
                                                                                                   ---------        ---------
          Total adjustments                                         35,794           24,077            2,197           63,393
                                                                                                                    ---------
                                                                                  ---------        ---------        ---------
       Net cash provided from operating activities                  41,810           29,802            2,784           41,882
                                                                 ---------        ---------        ---------        ---------
   Cash Flows from Investing Activities:
       Capital expenditures                                        (11,018)         (15,019)            (717)         (13,330)
       Acquisition of business                                        --               --               --           (435,214)
       Cash proceeds from sale of Soap Opera Assets                   --             10,000             --               --
                                                                 ---------        ---------        ---------        ---------
           Net cash used in investing activities                   (11,018)          (5,019)            (717)        (448,544)
                                                                 ---------        ---------        ---------        ---------
   Cash Flows from Financing Activities:
       Issuance of Common Stock                                       --               --               --            240,000
       Term loan and revolving credit commitment
          principal repayments                                    (133,855)        (382,401)         (10,000)        (299,000)

       Proceeds from term loan and revolving credit facility       118,500          356,000            6,000             --
       Repayment of senior subordinated indebtedness               (15,962)            --               --           (199,260)
       Proceeds from new term loan and credit                         --               --               --            462,000
       Proceeds from new senior subordinated indebtedness             --               --               --            250,000
       Payment of deferred debt costs                                 (300)          (1,964)            --            (23,674)
                                                                 ---------        ---------        ---------        ---------
           Net cash provided by (used in) financing
             activities                                            (31,617)         (28,365)          (4,000)         430,066
                                                                 ---------        ---------        ---------        ---------
   Net Increase (Decrease) in Cash & Cash Equivalents                 (825)          (3,582)          (1,933)          23,404
   Cash & Cash Equivalents at Beginning of Period                    8,230            7,405            3,823             --
                                                                 ---------        ---------        ---------        ---------
   Cash & Cash Equivalents at End of Period                      $   7,405        $   3,823        $   1,890        $  23,404
                                                                 =========        =========        =========        =========

   Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for -
         Income taxes                                            $  15,422        $   9,570        $      80        $   3,435
         Interest                                                   45,462           46,389            3,142           52,602

            The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (dollars in thousands in all tables)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Consolidation -

         The consolidated financial statements include the accounts of the American Media Operations, Inc. ("the Company"), a wholly-owned subsidiary of American Media, Inc., ("Media") and its subsidiaries (National Enquirer, Inc., Star Editorial, Inc., Weekly World News, Inc., Country Weekly, Inc., Globe Communications Corp., DSI and Frontline, among others). We publish six weekly publications: National Enquirer, Globe, Star, National Examiner, Weekly World News, Sun, one bi-weekly publication, Country Weekly and other monthly magazines. Distribution Services, Inc. ("DSI") arranges for the placement and merchandising of our publications and third party publications at retail outlets throughout the United States and Canada. All significant intercompany transactions and balances have been eliminated in consolidation.

         Basis of Presentation -

         Media was purchased on May 7, 1999 resulting in a change in the historical cost basis of various assets and liabilities. Accordingly, the historical financial information provided herein for periods prior to May 7, 1999 is not comparable to financial information after that date. For purposes of presentation, all historical financial information for periods prior to May 7, 1999 will be referred to as the "Predecessor Company" and all periods subsequent to May 6, 1999 (the "Inception Period") will be referred to as the "Company". A solid black vertical line has been inserted in tables where financial information may not be comparable across periods.

         Revenue Recognition -

         Substantially all publication sales, except subscriptions, are made through unrelated distributors. Issues, other than special topic issues, are placed on sale approximately one week prior to the issue date; however, circulation revenues and related expenses are recognized for financial statement purposes on an issue date basis (i.e., off sale date). Special topic and monthly issues revenue and related expenses are recognized at the on sale date. On the date each issue is placed on sale, we receive a percentage of the issue's estimated sales proceeds for our publications as an advance from the distributors. All of our publications are sold with full return privileges.

         Revenues from copy sales are net of reserves provided for expected sales returns, which are established in accordance with generally accepted accounting principles after considering such factors as sales history and available market information. We continually monitor the adequacy of the reserves and make adjustments when necessary.

         Subscriptions received in advance of the issue date are recognized as income over the term of the subscription on a straight-line basis. Advertising revenues are recognized in the period in which the related advertising appears in the publications.

         Deferred revenues were comprised of the following:

                                                     1999            2000
                                                  -----------    ------------
Single Copy                                           $5,367          $9,578
Subscriptions                                         22,334          22,895
Advertising                                              286             581
                                                  -----------    ------------
                                                     $27,987         $33,054
                                                  ===========    ============


         Other revenues, primarily from marketing services performed for third parties by DSI and Frontline, are recognized when the service is performed.

         In December 1999, the U.S. Securities and Exchange Commission (`SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosure related to revenue recognition policies. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB 101.

         Property and Equipment-

         We use straight-line and accelerated depreciation methods for financial reporting and Federal income tax purposes, respectively. The estimated lives used in computing depreciation for financial reporting purposes are 22 years for buildings, 3 years for display racks and 5 to 10 years for all other depreciable fixed assets.

         Capitalized Software Costs-

         Pursuant to American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", once the preliminary project stage has been completed, the Company capitalizes certain direct costs related to strategic systems development projects during the application development stage. Software development costs incurred during the preliminary project stage are charged to expense as incurred.

         Capitalized software development costs are reported at the lower of unamortized costs or net realizable value and are included as a component of property and equipment. Once the software reaches the stage for its intended general use for each significant release of each software applications, applicable costs are amortized based on the straight-line method over the estimated useful life. Adoption of this statement has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

         Inventories-

         Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation, which approximates market value. Inventories are comprised of the following:

                                                                               1999              2000
                                                                            -----------       -----------
Raw materials - paper                                                           $6,931            $7,958
Finished product - paper, production
  and distribution costs of future issues                                        2,899             5,016
                                                                            -----------       -----------

                                                                                $9,830           $12,974
                                                                            ===========       ===========

         Accrued Expenses-

         A summary of accrued expenses consists of the following:

                                                                               1999              2000
                                                                            -----------       -----------
Personnel and related costs                                                     $1,874           $19,231
Retail display allowance                                                         4,993            10,275
Profit sharing                                                                       -               590
Interest                                                                        11,251            14,853
Accrued taxes                                                                    9,795             3,438
Other                                                                            6,888            17,971
                                                                            -----------       -----------

                                                                               $34,801           $66,358
                                                                            ===========       ===========


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

         Long Lived Assets-

         Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. We consider certain events and circumstances including, among others, the historical and projected operating results of acquired businesses, industry trends and general economic conditions to assess whether the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of intangible assets may not be recoverable. When such assessment indicates that an intangible asset should be evaluated for possible impairment, we use an estimate of undiscounted cash flow over the remaining life of the intangible asset in measuring the recoverability. The Company measures an asset impairment loss at the amount by which the carrying amount exceeds the fair market value of the asset. No such event has occurred to our knowledge and we have determined there to be no impairment.

         Income Taxes -

         The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date.

         Advertising Costs -

         Media advertising costs included in selling, general and administrative expense are expensed as incurred. The amounts charged to operations for media advertising during the period from March 30, 1999 through May 6, 1999, the inception period and fiscal 1999 and 1998 were approximately $0 million, $10 million, $1 million and $0 million, respectively.

         Deferred Debt Costs -

         Costs incurred in connection with obtaining financing are deferred and amortized as a charge to interest expense over the terms of the related borrowings using the interest method.

         Comprehensive Income -

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130"). SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in the financial statements. The following types of items are to be considered in computing comprehensive income: foreign currency translation adjustments, pension liability adjustments and unrealized gain/loss on securities available for sale. For all periods presented herein, there were no differences between net income and comprehensive income.

         Segment Information -

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public enterprises report information about operating segments in annual financial statements and interim financial stockholders' reports. The statement requires information to be reported by operating segment on the same basis, which we use to evaluate performance internally. We have determined that we have only one operating segment.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (`SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, although earlier adoption is allowed. The Company will be required to adopt SFAS No. 133 for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS No. 133, all derivative instruments must be recognized as either an asset or liability measured at its fair value. Management believes the impact of adopting this statement will not have a material effect upon the Company's results of operations or financial position.

(2)      CERTAIN TRANSACTIONS AND MERGER

         On May 7, 1999, all of the common stock of Media was purchased by EMP Group LLC (the "LLC"), a Delaware limited liability company, for $837 million pursuant to a merger of Media and EMP Acquisition Corp. ("EMP"), a wholly owned subsidiary of the LLC (the "Acquisition"). Proceeds to finance the Acquisition included (a) a cash equity investment of $235 million by the LLC, (b) borrowings of $352 million under a new $400 million senior bank facility (the "New Credit Facility") and (c) borrowings of $250 million in the form of senior subordinated notes (the "Notes"). These proceeds were used to (d) acquire all of the outstanding common stock of Media for $299.4 million, (e) repay $267 million then outstanding under the existing credit agreement with our banks (the "Prior Credit Agreement"), (f) retire approximately $199.3 million of Senior Subordinated Notes due 2004 and (g) pay transaction costs (collectively (a) through (g), the "Transactions"). Upon consummation of the Transactions, EMP was merged with and into Media (the "Merger") resulting in a change in ownership control of both Media and the Company. The Transactions are summarized as follows:

           Proceeds from:
                 Equity contribution                                                   $235,000
                 New credit facility                                                    352,000
                 Notes                                                                  250,000
                                                                                ----------------
                                                                                       $837,000
                                                                                ----------------
           Proceeds used to repay:
                 Existing credit facility                                             $(267,000)
                 Existing subordinated notes                                           (199,300)
                 Existing equity                                                       (299,400)
                                                                                ----------------
                                                                                      $(765,700)
                                                                                ----------------
                 Balance used to pay debt issuance costs, debt
                 tender offer premium, accrued interest
                 and other costs                                                       $(71,300)
                                                                                ================

           Preliminary allocation of purchase price is as follows:

                 Cash proceeds                                                         $837,000
                 Less repayment of existing debt                                       (466,300)
                 Less cash assumed                                                       (1,900)
                                                                                ----------------
                       Net cash paid                                                    368,800
                 Fair value of liabilities                                              (77,796)
                 Fair value of tangible assets acquired                                  41,973
                                                                                ----------------
           Goodwill and other intangible assets acquired                               $332,977
                                                                                ================

         The Acquisition has been accounted for under the purchase method of accounting in accordance with Accounting Principles Board No. 16 ("APB No. 16"). The excess of purchase price over the fair value of net tangible assets acquired ("Goodwill") has been allocated between identified intangible assets including the value of the tradenames and subscription lists of the Company's publications, as determined through an independent appraisal, with the remainder allocated to goodwill. The preliminary estimates of the fair values of other assets and liabilities may be revised at a later date, which may result in a change to the value of goodwill or other assets and liabilities. For the Inception Period, intangible assets, including goodwill, are being amortized on a straight-line basis over 20 years for tradenames and goodwill and 9-15 years for subscription lists. Goodwill for fiscal 1999 and 1998 and for the period from March 30, 1999 to May 6, 1999, was amortized on a straight-line basis over 40 years. Other intangible assets for these periods were amortized on a straight-line basis over 25 years.

         On November 1, 1999, the Company acquired all of the common stock of Globe Communications Corp. and certain of the publishing assets and liabilities of Globe International, Inc. (collectively, the "Globe Properties") for total consideration of approximately $105 million, including approximately $100 million in cash and $5 million in equity of the LLC (the "Globe Acquisition"). The Globe Properties consist of several tabloid style magazines, including Globe, National Examiner and Sun as well as other titles including Cracked, Detective Series and Mini Mags. Proceeds to finance the acquisition of the Globe Properties included an expansion of our existing senior bank facility of $90 million, approximately $14 million from the Company's existing revolving line of credit and the issuance of $5 million of equity in the LLC. These proceeds were used to acquire the Globe Properties and to pay transaction costs.

          The Globe Acquisition has been accounted for under the purchase method of accounting in accordance with "APB No. 16", and accordingly, results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities have been recorded based upon their fair values at the date of acquisition. The excess of purchase price over the fair value of net tangible assets acquired has been allocated to goodwill and is being amortized on a straight-line basis over 20 years. The preliminary estimates of the fair values of assets and liabilities including the allocation of a portion of the goodwill to other identified intangibles may be revised at a later date, which may result in a change to the value of goodwill or other assets and liabilities.

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


                                                Predecessor Company                     The Company
                                                -------------------                     -----------
                                                  Fiscal Year Ended                  Fiscal Year Ended
                                                  March 29, 1999                       March 27, 2000
                                                  --------------                       ---------------
    Operating revenues                                $379,959                           $389,460

    Operating expenses                                $272,558                           $277,057

    Depreciation and amortization                      $71,680                            $71,902

    Operating income                                   $35,721                            $40,501

    Interest expense                                   $67,600                            $67,600

    Income (loss) before
       extraordinary charge                           $(34,920)                          $(27,344)

Included as a reduction to selling, general and administrative expenses in the fiscal year ended March 27, 2000 is an additional gain of $450,000 resulting from settlement of certain liabilities in connection with the sale of the Soap Opera Properties.

(3)      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The estimated fair value of our financial instruments as of year-end is as follows:

                                                                 1999                            2000
                                                     -----------------------------   -----------------------------
                                                       Carrying         Fair           Carrying         Fair
                                                        Amount          Value           Amount          Value
                                                     -------------- --------------   -------------- --------------
       Term loan and revolving credit
         facility, including current portion              $271,000       $271,000       $430,000       $430,000
       Subordinated indebtedness                          $200,134       $215,152       $250,000       $242,500
       Interest rate swap agreement
         liability (receivable)                               $147         $1,193           $(13)         $(364)



         The fair value of our financial instruments is estimated based on the quoted market prices for the same or similar issues or on the current rate offered to us for financial instruments of the same remaining maturities. The carrying amount for cash equivalents approximates fair value because of the short maturity of those instruments.

        On occasion we enter into interest rate swap agreements to reduce the interest rate exposure associated with a portion of our variable rate indebtedness. Interest rate swap agreements modify the interest characteristics of our variable rate indebtedness by synthetically converting a portion of the indebtedness to fixed rate. Interest earned (payable) under the interest rate swap is credited (charged) to interest expense using the accrual method. The related accrued receivable or payable is included in accrued interest payable. The fair market value of the interest rate swap agreement is not reflected in the accompanying consolidated financial statements. We do not utilize derivative financial instruments for trading or other speculative purposes.

        We have entered into a three-year $100 million notional amount interest rate swap agreement which effectively converts a portion of our variable-rate debt to fixed-rate debt. The interest rate swap agreement, which expires in November 2000, has a fixed interest rate of 5.95%. The carrying amounts for the interest rate swap agreement represents net interest payable (receivable) as of period end. Net interest expense related to the interest rate swap agreement and another swap agreement which expired in May 1998, totaled $655,000, $584,000 and $434,000 for the fiscal years 1998, 1999 and 2000, respectively.

(4)      INCOME TAXES:

         We file a consolidated Federal income tax return with Media and calculate our income tax on a separate return basis. The (benefit) provision for income taxes consists of the following:

                                               Predecessor Company                    The Company
                                  ----------------------------------------------   -------------------
                                                                                       Forty-six
                                                                   Six weeks           weeks from
                                                                  from March          May 7, 1999
                                                                   30, 1999             through
                                                                    through            March 27,
                                       1998          1999         May 6, 1999             2000
                                  --------------- ------------  ----------------   -------------------
Current:
  Federal                                $11,232      $15,693           $ 1,441              $(2,333)
  State                                    1,019        1,458               131                 (212)
                                  --------------- ------------  ----------------   -------------------
    Total current                         12,251       17,151             1,572               (2,545)
                                  --------------- ------------  ----------------   -------------------
Deferred:
  Federal                                    169      (3,287)             (190)                 3,580
  State                                       17        (305)              (17)                   326
                                  --------------- ------------  ----------------   -------------------
    Total deferred                           186      (3,592)             (207)                 3,906
                                  --------------- ------------  ----------------   -------------------
                                         $12,437      $13,559            $1,365                $1,361
                                  =============== ============  ================   ===================


         A reconciliation of the expected income tax provision at the statutory Federal income tax rate of 35% to the reported income tax provision is as follows:

                                               Predecessor Company                    The Company
                                   ---------------------------------------------   ------------------
                                                                                       Forty-six
                                                                   Six weeks          weeks from
                                                                  from March          May 7, 1999
                                                                   30, 1999             through
                                                                    through            March 27,
                                       1998          1999         May 6, 1999            2000
                                   -------------- ------------  ----------------   ------------------
Expected income tax
  provision (benefit) at
  statutory rate                         $ 6,459      $ 7,506             $ 683              $(6,149)
Nondeductible goodwill                     5,304        5,304               612                7,432
State income taxes,
  net of Federal benefit                     652          749                70                   78
Other, net                                    22           --                --                   --
                                   -------------- ------------  ----------------   ------------------

                                         $12,437      $13,559           $ 1,365               $1,361
                                   ============== ============  ================   ==================

         Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The net deferred tax assets and liabilities are comprised of the following:


                                                                         1999              2000
                                                                    ---------------   ---------------
Gross non-current deferred income tax assets                                $ 451          $  5,151
                                                                    ---------------   ---------------

Intangibles                                                                (5,345)         (155,070)
Expense recognition differences                                            (1,425)           (1,440)
Subscription acquisition costs                                               (909)             (454)
Accelerated depreciation                                                   (1,912)           (2,901)
Book over tax basis of non-depreciable assets                                (439)             (439)
Inventory capitalization                                                     (554)              (89)
                                                                    ---------------   ---------------
     Gross non-current deferred tax liabilities                           (10,584)         (160,393)
                                                                    ---------------   ---------------

     Net non-current deferred tax liabilities                            $(10,133)        $(155,242)
                                                                    ===============   ===============

         In accordance with the Statement of Financial Accounting Standards ("SFAS") NO. 109, "Accounting for Income Taxes", deferred taxes are recognized for temporary differences related to identified intangible assets other than goodwill. The temporary difference is calculated based on the difference between the new book bases of the amounts allocated to tradenames and subscription lists and their historical tax bases. Accordingly, as of May 7, 1999, a deferred tax liability of approximately $162 million has been recorded with a corresponding increase in goodwill. Included in accrued and current deferred income taxes in the accompanying consolidated balance sheet for fiscal year 1999 is net current deferred taxes payable of $2.4 million. Included in prepaid expenses in the accompanying consolidated balance sheet for fiscal year 2000 are net current deferred tax assets of $3.2 million.

(5)      CREDIT AGREEMENTS:

         In connection with the Transactions and Merger, on May 7, 1999 we repaid all amounts outstanding under the Prior Credit Agreement and entered into a New Credit Facility with a bank syndicate whose agent bank is the Chase Manhattan Corporation (the "Agent Bank" and, collectively, the "Banks"). The new Credit Agreement, which was comprised of a $340 million term loan commitment, as amended on November 1, 1999 in connection with the Globe Acquisition to increase the amount to $430 million and a $60 million revolving credit commitment, includes the following:

               (a) Term Loan Commitments -- The term loans consist of a $100 million (original amount) commitment (the "Tranche A" loans) and a $240 million (original amount) commitment (the "Tranche B" loans) and a $90 million (original amount) commitment (the "Tranche B-1 loans). Amounts borrowed under the Tranche A commitment bear interest at rates based upon either the Alternate Base Rate plus 3/4% to 2% or the LIBO Rate plus 1-3/4% to 3%, predicated upon satisfaction of certain Credit Agreement covenants related to operating results. Tranche B and B-1 loans bear interest at either the Alternate Base Rate plus 2-1/2% or the LIBO Rate plus 3-1/2%.

               Borrowings under the term loan commitments are payable in varying quarterly installments from July 2001 through April 2007. Beginning as of the fiscal year ending March 2001 and for each fiscal year thereafter we will be required to make Excess Cash Flow payments (as defined), which will be applied ratably to the then outstanding term loans.

               (b) Revolving Credit Commitment -- The New Credit Agreement also provides for additional borrowings up to a maximum of $60 million, bearing interest at the Tranche A rates described above. This commitment, which expires in April 2006, allows funds to be borrowed and repaid from time to time with permanent reductions in the revolving credit commitment permitted at our option. As of March 27, 2000, no amounts were outstanding under the revolving credit facility.

               (c) Commitment Fees - We are required to pay a commitment fee ranging from 3/8% to 1/2% of the unused portion of the revolving commitment. Commitment fees under the New Credit Agreement totaled $292,000 for fiscal 2000, and $246,000 and $338,000 under the Prior
        Credit Agreement for fiscal years 1999 and 1998.

               (d) Guarantees, Collateral and Financial Covenants - The Company's obligations under the New Credit Agreement are guaranteed by all of its subsidiaries and Media. The obligations and such guarantees are secured by (i) a pledge by the Company of all of the capital stock of its subsidiaries, (ii) a pledge of all of the capital stock of the Company and (iii) a security interest in substantially all of the assets of the Company's subsidiaries.

         In addition to the above, the New Credit Agreement also contains certain covenants that, among others, restrict paying cash dividends, incurring additional indebtedness, entering into certain mergers or consolidations, making capital expenditures and selling or otherwise disposing of assets. We are also required to satisfy certain financial tests relating to operating cash flow and debt coverage ratios. We plan to pay no cash dividends on our common stock in the foreseeable future, instead using cash generated from operating results principally to make principal and interest payments on its indebtedness.

         As permitted under the covenants of the New Credit Agreement and the Prior Credit Agreement, management fees to affiliates totaled $663,000 for the Inception Period, $0 for the period from March 30, 1999 to May 6, 1999, $1.2 million and $1.7 million for the fiscal years 1999 and 1998, respectively. These fees were included in selling, general and administrative expense for the Inception Period and in other (income) expense, net for the period from March 30, 1999 to May 6, 1999, and fiscal 1999 and 1998.

         The effective interest rates under the Credit Agreement and Prior Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 27, 2000, and for the fiscal years 1998, 1999 and 2000 were 9.6%, 7.8%, 7.7% and 9.1%, respectively.

(6)      SUBORDINATED INDEBTEDNESS:

         In connection with the Transactions and Merger, on May 7, 1999 we repaid approximately $199.3 million in face amount of the 11.63% Senior Subordinated Notes due 2004; including the tender premium and consent fee the total amount paid was approximately $214.2 million. Our New Subordinated Notes (the "Notes"), which mature on May 1, 2009, bear interest at 10-1/4% per annum payable in semi-annual installments on May 1st and November 1st of each year. These notes are redeemable at our option at prices ranging from 105.1% to 100% of their face amount after April 2004. The indenture under which the notes were issued includes certain restrictive covenants that limit, among other things, our ability to incur indebtedness, give guarantees, pay dividends, make investments, sell assets and merge or consolidate.

         Payments of principal due under the New Credit Agreement (excluding any amounts that may be borrowed under the credit commitment or required to be prepaid under the excess cash flow provision), the New Subordinated Notes and other long-term indebtedness follows:

                 Fiscal Year
                 -----------
                    2002                                   $ 9,975
                    2003                                    17,184
                    2004                                    22,050
                    2005                                    27,790
                    2006                                    32,050
                 Thereafter                                571,825
                                                       -------------
                                                           $680,874
                                                       =============

         The Company has no material assets or operations other than investments in its subsidiaries. The Notes are unconditionally guaranteed, on a senior subordinated basis, by all of its material subsidiaries. Each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the Notes on a senior subordinated basis. Note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. The note guarantors are the Company's wholly owned subsidiaries. At present, the note guarantors comprise all of the Company's direct and indirect subsidiaries, other than one inconsequential subsidiary. Note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the New Credit Facility, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the New Credit Facility. Furthermore, the Notes indenture permits note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. We have not presented separate financial statements and other disclosures concerning each of the note guarantors because management has determined that such information is not material to investors.

         So long as the factors set forth in the paragraph immediately above remain true and correct, under applicable SEC rules and regulations, the Company's note guarantors will not need to individually comply with the reporting requirements of the Securities Exchange Act of 1934 ("Exchange Act"), nor will the Company have to include separate financial statements and other disclosures concerning each of the note guarantors in its Exchange Act reports. In that regard, the Company has received a no-action letter from the SEC concurring with the Company's position on this issue.

(7)      DEFERRED DEBT COSTS:

         Certain costs incurred in connection with the issuance of our long-term debt have been deferred and are amortized as part of interest expense over periods from 7 to 10 years. For the period from March 30, 1999 through May 6, 2000, the Inception Period and for fiscal years 1999 and 1998, amortization of deferred debt costs which is included in interest expense in the accompanying consolidated statements of income totaled approximately $.1 million, $2.8 million, $1.5 million, and $2.6 million, respectively.

         In fiscal 1999, approximately $3.4 million ($2.2 million net of income taxes) was charged to extraordinary loss related to the write-off of deferred debt costs as a result of the refinancing of the Prior Credit Facility. In connection with the Transactions and Merger, a fee related to an unused bridge loan commitment totaling approximately $4.1 million ($2.6 million net of income taxes) was charged to extraordinary loss in the Inception Period.

(8)      COMMITMENTS AND CONTINGENCIES:

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

         Printing agreement-

         We have entered into a 15-year printing agreement expiring in fiscal 2011 with an unrelated printer to print National Enquirer and Star. In connection with the Globe Acquisition, this agreement was amended to include the Globe, National Examiner, Weekly World News, Sun and Country Weekly. Based on current pricing and production levels this contract, which requires pricing adjustments based on changes in the Consumer Price Index, is estimated to cost approximately $304 million over its remaining life as follows:

         Fiscal Year
         -----------
         2001                    $ 27,905,639
         2002                      27,905,639
         2003                      27,905,639
         2004                      27,905,639
         2005                      27,668,663
         Thereafter               164,996,361
                                 ------------
                                 $304,287,580
                                 ============

          Operating Leases -

         Minimum annual commitments under operating leases at March 27, 2000 are as follows:

         Fiscal Year
         -----------
         2000                      $1,641,189
         2001                       1,308,830
         2002                       1,202,184
         2003                         915,019
         2004                         569,837
         Thereafter                   450,612
                                   ----------
                                   $6,087,671
                                   ==========

(9)      VALUATIONS AND QUALIFYING ACCOUNT:

         The table below summarizes the activity in the valuation account, allowance for possible uncollectible accounts receivable for the periods indicated:

                                     Balance,        Charges         Purchase         Deductions,        Balance,
                                    Beginning           to          Accounting        Write-Offs,         End of
                                    of Period        Expense         Additions            Net             Period
                                   -------------    -----------    --------------     -------------     ------------
Trade Accounts Receivable
    Valuation Account:

    For the fiscal year ended
       March 30, 1998              $384,720          $   -             $   -        $(119,086)        $ 265,634

    For the fiscal year ended
       March 29, 1999               265,634          3,280                 -                 -          268,913

    For the six weeks from
       March 30 through
       May 6, 1999                  268,913              -                 -                 -          268,913

    For the forty-six weeks from
       May 7, 1999 through
       March 27, 2000              $268,913       $528,000          $367,436            $    -       $1,164,349



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         Upon consummation of the Transactions, the following individuals became the directors and executive officers of Media and the Company. All officers serve at the pleasure of the applicable Board of Directors.

Name                                          Age                  Position (s)
----                                          ---                  ------------

David J. Pecker .........................     48     Chairman, Chief Executive Officer, President
                                                     And Director of Media and the Company

Austin M. Beutner .......................     40     Director of Media and the Company

Neeraj Mital ............................     33     Director of Media and the Company

Saul D. Goodman .........................     32     Director of Media and the Company

Robert V. Seminara ......................     28     Director of Media and the Company

Paul G. Yovovich ........................     46     Director of Media and the Company

Helene Belanger .........................     45     Director of Media and the Company

Brian J. Richmand .......................     46     Director of Media and the Company

J. William Grimes .......................     59     Director of Media and the Company

John A. Miley ...........................     44     Executive Vice President and Chief
                                                     Financial Officer of Media and the Company

Jeffrey A. Gelfand ......................     34     Director of Media

Sandra Koo ..............................     46     Director of Media

Mike Rosenbloom .........................     70     Director of Media

Barry Rosenbloom ........................     36     Director of Media

         David J. Pecker became Chairman, Chief Executive Officer, President and a Director of Media and the Company upon consummation of the Transactions on May 7, 1999. Prior to that, Mr. Pecker had been the Chief Executive Officer since 1992, and President since 1991, of Hachette Filipacchi Magazines, Inc.. Prior to 1991, he was Executive Vice President/Publishing and Chief Operating and Chief Financial Officer of Hachette. Mr. Pecker has over 20 years of publishing industry experience having worked as the Director of Financial Reporting at CBS, Inc. Magazine Group and as the Vice President and Controller of Diamandis Communications Inc.

         Austin M. Beutner is a founding partner of Evercore. From 1994 to 1996, Mr. Beutner was Chief Executive Officer and President of the U.S. Russia Investment Fund, and in January 1997, Mr. Beutner was named Vice Chairman of its Board of Directors. Before his affiliation with the U.S. Russia Investment Fund, he was a General Partner of The Blackstone Group. Mr. Beutner is currently a director of Energy Partners, Ltd. and Big Flower Press Holdings, Inc.

         Neeraj Mital is a Partner of Evercore. Prior to joining Evercore, Mr. Mital was at The Blackstone Group from 1992 to 1998, most recently as a Managing Director. Prior to joining The Blackstone Group, he was at Salomon Brothers Inc.

         Saul D. Goodman is a Vice President of Evercore. Prior to joining Evercore, Mr. Goodman was an investment banker at Lehman Brothers, Inc. from 1994 to 1998, most recently as a Vice President. Prior to that, Mr. Goodman was at Ark Asset Management.

         Robert V. Seminara is a Vice President of Evercore. Prior to joining Evercore, Mr. Seminara was a Financial Analyst at Lazard Freres & Co. LLC from 1994 to 1996.

         Paul G. Yovovich is a private investor and an Operating Executive at Evercore. From 1993 to 1996 he was President of Advance Ross Corporation, whose business was international transactions services. Prior to 1993, Mr. Yovovich held a variety of executive positions at Centel Corporation, most recently as President of its Central Telephone Company unit. Mr. Yovovich is currently a Director of 3Com Corporation, Comarco, Inc., APAC TeleServices, Inc., the Van Kampen open-end funds and several other private companies.

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

         Brian J. Richmand is a General Partner at Chase Capital Partners ("Chase Capital "). Prior to joining Chase Capital, Mr. Richmand was a Partner at the law firm of Kirkland & Ellis from 1985 to 1993 where he primarily represented leveraged buyout and venture capital funds. Mr. Richmand currently serves on the boards of Riverwood International Corp., La Petite Academy, Transtar Metals and Reiman Publishing.

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

         John A. Miley joined the Company in October 1999 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Miley held the position of Vice President Controller at Hachette Filipacchi Magazines, Inc. Mr. Miley has over 20 years of publishing industry experience.

         Jeffrey A. Gelfand is Vice President and Chief Financial and Administrative Officer of Evercore. Before joining Evercore, Mr. Gelfand was a Senior Manager in the Financial Services division of Ernst & Young LLP.

         Sandra Koo is an Assistant Controller at Evercore. Prior to joining Evercore, Ms. Koo was an accounting manager with the Blackstone Group.

         Mike Rosenbloom is Non-Executive Chairman of the Company after the sale of Globe Communications Corp. Prior to the sale to American Media, Mr. Rosenbloom was the President of Globe Communications Corp. for the last thirty years. Mr. Rosenbloom has over forty years of experience in the publishing industry, mostly in tabloid related products.

         Barry Rosenbloom, Director of Media, is currently the President of RFP LLC. RFP LLC is the publisher of one of the country's leading bridal magazines. Prior to becoming president of RFP LLC, Mr. Rosenbloom was Executive Vice President of Globe Communications Corp., a leading consumer magazine publishing company.


ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by us to our chief executive officer and our four most highly compensated executive officers at March 27, 2000 for services rendered during the fiscal years 2000, 1999, and 1998.


SUMMARY COMPENSATION TABLE

                                                                                          Long-Term
                                                         Annual Compensation              Options
                                       -----------------------------------------------------------------
                                                                        Other Annual        Shares              All Other
                               Fiscal       Salary          Bonus       Compensation      Underlying          Compensation
                                Year          ($)            ($)            ($)             Options                 ($)
                             -----------   -------        -------       ------------     -----------------  --------------------
Name and Principal
------------------
Position
--------


Peter Callahan (1)              2000          40,384         0               0                  0                 92,258 (6)
  Chairman, President           1999         350,000 (2)  650,000 (2)        0 (2)              0                 40,630 (2)(3)
  Chief Executive Officer       1998         350,000 (2)  848,500 (2)        0 (2)              0                  9,271

David J. Pecker                 2000       1,500,000      250,000 (8)        0                  0              1,955,152 (7)
  Chairman, President           1999            0 (4)        0 (4)           0 (4)              0                   0 (4)
  Chief Executive Officer       1998            0 (4)        0 (4)           0 (4)              0                   0 (4)

John A. Miley                   2000         110,577      213,500 (8)        0                  0                   0
  Executive Vice President,     1999            0 (4)        0 (4)           0 (4)              0                   0 (4)
  Chief Financial Officer       1998            0 (4)        0 (4)           0 (4)              0                   0 (4)

Michael R. Roscoe               2000         322,115      130,000 (8)        0                  0                168,009 (5)
  Chief Executive Officer       1999         296,193       37,000            0                50,000 (5)          18,472 (3)
  and President of DSI          1998         250,000         0               0                25,000 (5)          58,095


1) Upon consummation of the Transactions on May 7, 1999, Mr. Callahan resigned from his executive position with the Company and Media.
2) Includes management fees ("Management Fees") as a component of compensation for service as an executive officer of the Company and Media. Under the terms of the former compensation plan, Mr. Callahan received a base salary of $350,000 and the Management Fee. The Management Fee, which was in addition to the base salary, was divided into two components. The first component consisted of a payment of $650,000. The second component was based upon the Company's operating results.
3) Includes for fiscal 1999 the following: profit sharing contributions allocated under our employee profit sharing plan of $3,530 each for Messrs. Callahan and Roscoe; payments for life insurance of $2,700 for Mr. Callahan and $1,246 for Mr. Roscoe; reimbursements of country club memberships in the amount of $34,400 for Mr. Callahan and $11,937 for the exercise of common stock options by Mr. Roscoe.
4) Messrs. Pecker and Miley were all first employed by the Company and Media during fiscal 2000.
5) Upon consummation of the Transaction on May 7, 1999, Mr. Roscoe received $7 for each underlying share of common stock represented by his options. After deducting for the exercise price of the underlying stock options, Mr. Roscoe received net proceeds of $167,709.
6) Includes severance payments made to Mr. Callahan upon consummation of the Transaction on May 7, 1999.
7) The amount includes the first portion of the make-whole payment to Mr. Pecker in the amount of $1,857,167, discussed below as well as certain other taxable employment benefits in the amount of $97,985.

8) Includes annual bonus for fiscal 2000 for Messrs. Miley and Roscoe. The amount received by Mr. Pecker and a portion of the bonus received by Mr. Miley relate to a signing bonus paid upon the consummation of the Transaction.

         All of our common stock is owned by Media and all of Media's common stock is owned by EMP Group LLC (the "LLC"). Equity interests in the LLC are owned by Evercore and certain investors, including Mr. Pecker and certain members of management. For a discussion of the distributions Mr. Pecker and the other Executive Officers listed above may receive as the owners of certain units in the LLC as compensation for their employment, see "Item 13. Certain Relationships and Related Transactions".

         Our executive officers are elected by our Board of Directors and serve at the discretion of our Board of Directors or pursuant to an employment agreement. Media is party to an employment agreement with Mr. Pecker that has a five-year term expiring May 6, 2004 and, after the initial term, will be automatically extended each year for successive one-year periods, unless either party provides 60 days' prior written notice before the next extension date. The employment agreement also provided that, upon Mr. Pecker's employment with Hachette, the LLC was obligated to make payments related to compensation forfeited upon such termination (the "Make-Whole Payments"). The Make-Whole Payments, in the aggregate, equal approximately $4.0 million, a portion of which was paid upon Mr. Pecker's termination of employment with Hachette on March 13, 1999, and the remainder of which was paid on April 15, 2000. During his term of employment, Mr. Pecker shall be entitled to a base salary equal to $1,500,000 and certain other customary employee benefits. Upon termination of employment by Media without cause or by Mr. Pecker for good reason, Mr. Pecker shall be entitled to the following subject to certain restrictions: (a) continued payment of base salary and continued health, life insurance and disability benefits; (b) immediate vesting of plan benefits; (c) outplacement services for 12 months following such termination; (d) a golden parachute excise tax gross-up payment, if applicable, in connection with a "change in control" (as defined in the employment agreement); and (e) such employee benefits as to which Mr. Pecker may be entitled under the employee benefit plans and arrangements of Media.

         Media is party to employment agreements with Messrs. Miley and Roscoe which call for (i) base salaries of $250,000 and $325,000, respectively, (ii) annual bonus opportunities of $250,000 and $150,000, respectively and (iii) certain other customary employee benefits. The contract for Mr. Roscoe expires on June 9, 2001.

         Upon termination by Media without cause, Mr. Roscoe shall be entitled to the following subject to certain restrictions: (a) continued payment of base salary through the end of the contract term; and (b) a pro rata portion of his annual bonus for the year of termination.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         All of our common stock is owned by Media and all of Media's common stock is owned by the LLC. Equity interests in the LLC are owned by Evercore and certain investors, including Mr. Pecker, as well as certain members of management. Pursuant to the LLC Agreement (as defined herein), Evercore has control over the LLC, Media and the Company by virtue of its right to appoint a majority of the Board of Managers of the LLC and a majority of the Board of Directors of Media, irrespective of the amount of Evercore's equity interests in the LLC. See "Item 13. Certain Relationships and Related Transactions."

         The following table presents, as of June 26, 2000, information relating to the beneficial ownership of the LLC (the parent of Company and Media), held by each director of the Company, by each executive officer of the Company named in the Summary Compensation Table above and by all of the executive officers and directors of the Company as a group.

Name and Address of                                                                   Number          Percent
Beneficial Owner                                             Title of Class           of Units        Of Class
----------------                                             --------------           --------        --------

Evercore Partners LLC (1), (2)                                  Class A                 92,000         39.2%
65 East 55th Street                                             Class A-1                 ---           ---
New York, New York 10022                                        Class B                   ---           ---
         Austin M. Beutner (1), (2)                             Class C                   ---           ---
                                                                Class D                   ---           ---
                                                                Class E                   ---           ---


Peter Callahan                                                  Class A                   ---           ---
                                                                Class A-1                 ---           ---
                                                                Class B                   ---           ---
                                                                Class C                   ---           ---
                                                                Class D                   ---           ---
                                                                Class E                   ---           ---


B.G. Media Investors LLC (3)                                    Class A                 25,000         10.6%
399 Park Avenue                                                 Class A-1                 ---           ---
19th Floor                                                      Class B                   ---           ---
New York, New York 10026                                        Class C                   ---           ---
         J. William Grimes (3)                                  Class D                   ---           ---
                                                                Class E                   ---           ---


David J. Pecker                                                 Class A                  5,000          2.1%
                                                                Class A-1                 ---           ---
                                                                Class B                 26,854         83.4%
                                                                Class C                   ---           ---
                                                                Class D                  2,716         100.0%
                                                                Class E                  1,343         100.0%


John A. Miley                                                   Class A                   ---           ---
                                                                Class A-1                 ---           ---
                                                                Class B                  1,039          3.2%
                                                                Class C                    225          4.5%
                                                                Class D                   ---           ---
                                                                Class E                   ---           ---


Michael R. Roscoe                                               Class A                   ---           ---
                                                                Class A-1                 ---           ---
                                                                Class B                     51          .15%
                                                                Class C                     25           .5%
                                                                Class D                   ---           ---
                                                                Class E                   ---           ---






Michael Rosenbloom                                              Class A                   ---           ---
                                                                Class A-1                5,000        100.0%
                                                                Class B                   ---           ---
                                                                Class C                   ---           ---
                                                                Class D                   ---           ---
                                                                Class E                   ---           ---




All executive officers and                                      Class A                122,000         51.9%
  directors as a group                                          Class A-1                5,000        100.0%
  (15 persons)                                                  Class B                 27,944         86.8%
                                                                Class C                    250          5.0%
                                                                Class D                  2,716        100.0%
                                                                Class E                  1,343        100.0%


(1) Class A Units shown as beneficially owned by Evercore Partners LLC are held by Evercore Capital Partners, Evercore Capital Partners (NQ) L.P. and Evercore Co-Investment Partnership L.P. Evercore Partners LLC is the general partner of Evercore Capital Partners L.P., the general partner of Evercore Capital Partners (NQ) L.P., the investment general partner of Evercore Capital Offshore Partners L.P. and the managing member of Evercore Co-Investment Partnership G.P., LLC (which in turn is the general partner of Evercore Co-Investment Partnership L.P.). The managing members of Evercore Partners LLC include Mr. Beutner, who also is a director of Media and the Company. Mr. Beutner may be deemed to share beneficial ownership of the Class A Units shown as beneficially owned by Evercore Partners LLC Mr. Beutner disclaims beneficial ownership of such units.

(2) The LLC Agreement provides that the LLC will be managed by a Board of Managers, a majority of which will be appointed by Evercore, irrespective of Evercore's ownership interest. All action by such Board of Managers are made by majority vote except for transactions involving the transfer of LLC assets to Evercore or its affiliates and certain other specified corporate transactions. In addition, Evercore has the right to appoint a majority of the Board of Directors of Media.

(3) Class A Units shown as beneficially owned by BG Media Investors LLC are held by BG Media Investors L.P. BG Media Investors LLC is the general partner of BG Media Investors LLC The managing members of BG Media Investors LLC include Mr. Grimes, who also is a director of Media and the Company. Mr. Grimes may be deemed to share beneficial ownership of the Class A Units shown as beneficially owned by Evercore Partners LLC Mr. Grimes disclaims beneficial ownership of such units.

     The Class C Units represent 2% of the aggregate number of Class A Units, Class A-1 Units and Class C Units outstanding as of June 26, 2000.

     Unless otherwise indicated, beneficial owners listed above may be contacted at the Company's corporate address 5401 N.W. Broken Sound Blvd., Boca Raton, FL 33487. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no beneficial interest.

       Helene Belanger, Saul Goodman, Sandra Koo, Neeraj Mital, Brian Richmand, Barry Rosenbloom, Robert V. Seminara, Paul Yovovich (all of whom are directors of Media and the Company) do not beneficial own any shares of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As part of their investment in the LLC, Evercore and the other investors and Media, have entered into the LLC Agreement (the "LLC Agreement"). Interests in the LLC are represented by units of various classes. Evercore and the other investors, including Mr. Pecker, own Class A Units or Class A-1 Units. Class A Units and Class A-1 Units are the only units with voting power. Certain members of management own Class C Units, which are similar to the Class A Units except that, among other things, the Class C Units have no voting rights. Other classes of units, one class of which has been issued to Mr. Pecker (Class E Units) and one class was issued to Mr. Pecker and other members of management (Class B Units), are eligible to share in the profits of the LLC, pro rata, only after all the holders of the Class A Units, Class A-1 Units and Class C Units have received the return of their aggregate investment in such classes of units. Mr. Pecker also has been issued a class of units (Class D Units) that will vest and share in the profits of the LLC, pro rata, only in certain circumstances and only after all the holdings of the Class A Units, Class A-1 Units and Class C Units have received the return of their aggregate investment in such classes of units.

         The units of the LLC are exchangeable for the common stock of Media under certain circumstances, including pursuant to demand and piggyback registration rights granted to Evercore and certain other investors, including Mr. Pecker, under the LLC Agreement. The LLC Agreement grants each investor certain demand registration rights with respect to common stock of Media, the exercise of which, in general, is controlled by Evercore and grants unlimited piggyback registration rights.

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

 1.  Financial Statements

        For a complete list of the Financial Statements filed with this Annual Report on Form 10-K, see the Index to Consolidated Financial Statements on Page 25.

Exhibit

Number                    Description of Exhibit
------                    ----------------------

     *2.1 -- Agreement and Plan of Merger dated as of February 16, 1999, by and between EMP Acquisition Corp., a Delaware corporation, and American Media, Inc., a Delaware corporation.


     *2.2 -- Certificate of Merger of EMP Acquisition Corp. with and into
             American Media, Inc. (Under Section 251 of the General Corporation Law of the State of Delaware).


    **2.3 -- Stock and Asset Purchase Agreement, dated as of November 1, 1999, among Mike Rosenbloom, Globe International Publishing, Inc., Globe International, Inc., EMP Group LLC and American Media Operations, Inc.

      3.1 -- Certificate of Incorporation of Enquirer/Star, Inc and amendments thereto (incorporated by reference to Operations Registration Statement on Form S-1, Registration No. 33-46676, Part II, Item 16,
             Exhibit 3.5 as filed on March 25, 1992). (1)

      3.2 -- Amended By-Laws of Enquirer/Star, Inc. (incorporated by reference to Operation's Registration Statement on Form S-1, Registration No. 33-46676, Part II, Item 16, Exhibit 3.6, as filed on March 25,
             1992). (1)

      3.3 -- Amendment of Certificate of Incorporation of Operations dated November 7, 1994 changing its name to American Media Operations, Inc. from Enquirer/Star, Inc. (incorporated by reference from Operation's Annual Report on Form 10-K for the year ended March 27, 1995, filed as Exhibit 3.3, File No. 1-11112).

   ***4.1 -- Purchase Agreement, dated as of April 30, 1999, among American
             Media Operations, Inc., National Enquirer, Inc., Star Editorial, Inc., SOM Publishing, Inc., Weekly World News, Inc., Country Weekly, Inc., Distribution Services, Inc., Fairview Printing, Inc., NDSI, Inc., Biocide, Inc., American Media Marketing, Inc. and Marketing Services, Inc.

     *4.2 -- Indenture dated as of May 7, 1999, among American Media Operations,
             Inc., National Enquirer, Inc., Star Editorial, Inc., SOM Publishing, Inc., Weekly World News, Inc., Country Weekly, Inc., Distribution Services, Inc., Fairview Printing, Inc., NDSI, Inc., Biocide, Inc., American Media Marketing, Inc., and Marketing Services, Inc., and The Chase Manhattan Bank, a New York banking corporation, as trustee.

     *4.3 -- Credit Agreement dated as of May 7, 1999, among American Media
             Inc., American Media Operations, Inc., the Lenders party hereto, and The Chase Manhattan Bank, as Administrative Agent.

     *4.4 -- Guarantee Agreement dated as of May 7, 1999, among American Media,
             Inc., each of the subsidiaries listed on Schedule I thereto and The Chase Manhattan Bank, as collateral agent for the Secured Parties (as defined in the Security Agreement).

     *4.5 -- Indemnity, Subrogation and Contribution Agreement dated as of
             May 7, 1999, among American Media Operations, Inc., each subsidiary of American Media, Inc. listed on Schedule I thereto and The Chase Manhattan Bank, as collateral agent for the Secured Parties (as defined in the Security Agreement).

     *4.6 -- Pledge Agreement dated as of May 7, 1999, among American Media
             Operations, Inc., American Media, Inc., each subsidiary of Holdings listed on Schedule I thereto and The Chase Manhattan Bank, as collateral agent for the Secured Parties.

     *4.7 -- Security Agreement dated as of May 7, 1999, among American Media
             Operations, Inc., American Media, Inc., each subsidiary of Holdings listed on Schedule I thereto and The Chase Manhattan Bank, as collateral agent for the Secured Parties (as defined herein).

    **4.8 -- Credit Agreement dated as of May 7, 1999, as Amended and Restated as of November 1, 1999, among American Media, Inc., American Media Operations, Inc., the Lenders party hereto and The Chase Manhattan Bank, as Administrative Agent.

     10.1 -- Tax Sharing Agreement dated as of March 31, 1992, among Group and its subsidiaries (incorporated by reference from Media's Annual Report on Form 10-K for the year ended March 30, 1992, filed as
             Exhibit 10.15, File No. 1-10784).(1)

  ***10.2 -- Management Agreement dated as of May 7, 1999, between American
             Media, Inc., a Delaware Corporation and Evercore Advisors, Inc., a Delaware limited liability company.

  ***10.3 -- David J. Pecker Employment Agreement, dated as of February 16,
             1999.

  ***10.4 -- Side Letter regarding David J. Pecker Employment Agreement to
             David Pecker from EMP Group LLC, dated as of April 13, 1999

   **10.5 -- Mike Rosenbloom Employment Agreement, dated as of November 1,
             1999.

     **21 -- Subsidiaries of American Media Operations, Inc.
     **27 -- Financial Data Schedule.
------------------------------------------

(1) Enquirer/Star, Inc. is now named American Media Operations, Inc. ("Operations"); Enquirer/Star Group, Inc. ("Group") is now named American Media, Inc. ("Media").
* Incorporated by reference to our Registration Statement on Form S-4, dated August 3, 2000 filed with the U.S. Securities and Exchange Commission (Registration Statement No. 333- 83637).
**   Filed herewith.
*** Incorporated by reference to the March 29, 1999 Form 10-K of Media dated June 28, 1999.

3.  Form 8-K

        SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

        No annual report or proxy material has been sent to security holders in fiscal year 2000.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereto duly authorized on June 26, 2000.

                                                                          AMERICAN MEDIA OPERATIONS, INC.


                                                               By:            /s/   DAVID J. PECKER
                                                               -------------------------------------------------------
                                                                                  David J. Pecker
                                                                Chairman of the Board, President and Chief Executive
                                                                                      Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated on June 26, 2000.

                        Signature                                                      Title
                        ---------                                                      -----

                   /s/ DAVID J. PECKER                         Chairman of the Board, President,
-----------------------------------------------------------      Chief Executive Officer and Director
                     David J. Pecker                             (Principal Executive Officer)


                    /s/ JOHN A. MILEY                          Executive Vice President and Chief
-----------------------------------------------------------      Financial Officer (Principal Financial and
                      John A. Miley                              Accounting Officer)


                  /s/ AUSTIN M. BEUTNER                        Director
-----------------------------------------------------------
                    Austin M. Beutner

                     /s/ NEERAJ MITAL                          Director
-----------------------------------------------------------
                       Neeraj Mital

                   /s/ SAUL D. GOODMAN                         Director
-----------------------------------------------------------
                     Saul D. Goodman

                  /s/ ROBERT V. SEMINARA                       Director
-----------------------------------------------------------
                    Robert V. Seminara
