Form 10-Q
period 2000-06-26
AMERICAN MEDIA OPERATIONS INC
filed 2000-08-10
CIK 853927

================================================================================

                                    FORM 10-Q


(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 26, 2000

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


  As of August 10, 2000 there were 7,507 shares of common stock outstanding.

================================================================================

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                  JUNE 26, 2000




                                                                                                           Page(s)
                                                                                                           -------
                                       PART I. FINANCIAL INFORMATION

           Item 1. Company and Predecessor Company Financial Statements-
           Consolidated Balance Sheets..............................................................          3
           Consolidated Statements of Income........................................................          4
           Consolidated Statements of Cash Flows....................................................          5
           Notes to Consolidated Financial Statements...............................................          6-9

           Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................................................          10-14

           Item 3. Quantitative and Qualitative Disclosures about
              Market Risk...........................................................................          14-15

                                         PART II. OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K.................................................          16

           Signature................................................................................          17


                                           AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                   As of June 26 and March 29, 2000
                                                 (in 000's, except share information)


                                                                                          March 29, 2000          June 26, 2000
                                                                                         ----------------        ----------------
                                              ASSETS                                                                (Unaudited)
       CURRENT ASSETS:
         Cash and cash equivalents                                                            $   23,404              $    2,663
         Receivables, net                                                                         16,862                  10,902
         Inventories                                                                              12,974                  15,483
         Prepaid expenses and other                                                                6,405                   4,479
                                                                                         ----------------        ----------------
             Total current assets                                                                 59,645                  33,527
                                                                                         ----------------        ----------------
       RECEIVABLE FROM PARENT                                                                         --                     425
       PROPERTY AND EQUIPMENT, at cost:
         Land and buildings                                                                        5,735                   5,040
         Machinery, fixtures and equipment                                                        17,258                  17,877
         Display racks                                                                            27,474                  29,201
                                                                                         ----------------        ----------------
                                                                                                  50,467                  52,118
        Less - accumulated depreciation                                                          (9,353)                (12,684)
                                                                                         ----------------        ----------------
                                                                                                  41,114                  39,434
       DEFERRED DEBT COSTS, net                                                                   22,153                  21,507
                                                                                         ----------------        ----------------

       GOODWILL, net of accumulated amortization of $22,299 and $28,216                          536,369                 495,028
                                                                                         ----------------        ----------------

       OTHER INTANGIBLES, net of accumulated amortization of $24,629 and $33,214                 507,683                 543,598
                                                                                         ----------------        ----------------
                                                                                              $1,166,964              $1,133,519
                                                                                         ================        ================
                                LIABILITIES AND STOCKHOLDER'S EQUITY
       CURRENT LIABILITIES:
         Accounts payable                                                                     $   25,262              $   25,163
         Accrued expenses                                                                         66,358                  46,618
         Deferred revenues                                                                        33,054                  27,934
                                                                                         ----------------        ----------------
             Total current liabilities                                                           124,674                  99,715

       PAYABLE TO PARENT COMPANY                                                                   1,307                      --
                                                                                         ----------------        ----------------

       LONG TERM DEBT:
         Term Loan and Revolving Credit Commitment, net of current portion                       430,000                 430,000
         10.25% Senior Subordinated Notes Due 2009                                               250,000                 250,000
         11.63% Senior Subordinated Notes Due 2004                                                   740                     740
         10.38% Senior Subordinated Notes Due 2002                                                   134                     134
                                                                                         ----------------        ----------------
                                                                                                 680,874                 680,874
                                                                                         ----------------        ----------------

       DEFERRED INCOME TAXES (NOTE  5)                                                           158,411                 156,234
                                                                                         ----------------        ----------------

       CONTINGENCIES (NOTE 7)

       STOCKHOLDER'S EQUITY:
         Common stock, $.20 par value; 7,507 shares issued and outstanding                             2                       2
         Additional paid-in capital                                                              223,207                 223,207
         Retained deficit                                                                        (21,511)                (26,513)
                                                                                         ----------------        ----------------
       TOTAL STOCKHOLDER'S EQUITY                                                                201,698                 196,696
                                                                                         ----------------
                                                                                                                 ----------------
                                                                                              $1,166,964              $1,133,519
                                                                                         ================        ================

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

                                                               Predecessor
                                                                 Company                        The Company
                                                            ------------------    -----------------------------------------
                                                             March 30, 1999           May 7, 1999         Fiscal Quarter
                                                                 through                through                ended
                                                               May 6, 1999           June 28, 1999         June 26, 2000
                                                            ------------------    -------------------    ------------------
OPERATING REVENUES:
   Circulation                                                        $26,215                $30,920               $84,672
   Advertising                                                          2,640                  3,146                 7,048
   Other                                                                2,308                  2,609                 5,656
                                                            ------------------    -------------------    ------------------
                                                                       31,163                 36,675                97,376
                                                            ------------------    -------------------    ------------------
OPERATING EXPENSES:
   Editorial                                                            3,040                  3,535                10,046
   Production                                                           7,784                  8,673                24,865
   Distribution, circulation and other cost of sales                    6,624                  7,718                19,916
   Selling, general and administrative expenses                         3,248                  3,553                10,683
   Depreciation and amortization                                        3,703                  8,033                18,342
                                                            ------------------    -------------------    ------------------
                                                                       24,399                 31,512                83,852
                                                            ------------------    -------------------    ------------------

   Operating income                                                     6,764                  5,163                13,524

INTEREST EXPENSE                                                       (4,837)                (8,565)              (17,822)
OTHER INCOME (EXPENSE), net                                                25                     (7)                  187
                                                            ------------------    -------------------    ------------------
   Income (loss) before provision for
      income taxes and extraordinary charge                             1,952                 (3,409)               (4,111)

PROVISION FOR INCOME TAXES                                             (1,365)                   121                  (891)
                                                            ------------------    -------------------    ------------------
   Income (loss) before extraordinary charge                              587                 (3,288)               (5,002)

EXTRAORDINARY CHARGE, net of income
taxes of $1,517 (Note 6)                                                   --                 (2,581)                   --
                                                            ------------------    -------------------    ------------------

      Net income (loss)                                               $   587                $(5,869)              $(5,002)
                                                            ==================    ===================    ==================

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

                                                                           Predecessor
                                                                             Company                       The Company
                                                                        ------------------   --------------------------------------
                                                                         March 30, 1999         May 7, 1999       Fiscal Quarter
                                                                             through              through              ended
                                                                           May 6, 1999         June 28, 1999       June 26, 2000
                                                                        ------------------   ------------------  ------------------
Cash Flows from Operating Activities:
  Net income (loss)                                                                 $ 587              $(5,869)            $(5,002)
                                                                        ------------------   ------------------  ------------------
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities -
    Extraordinary charge, net of income taxes                                          --                2,581                  --
    Depreciation and amortization                                                   3,703                8,033              18,342
    Deferred debt cost amortization                                                   147                  414                 496
    Decrease (increase) in -
        Receivables, net                                                             (369)              (1,658)               (823)
        Inventories                                                                 1,163                1,436              (2,509)
        Prepaid expenses and other                                                  1,793               (6,056)              2,077
    Increase (decrease) in -
        Accounts payable                                                           (2,184)                (506)                (98)
        Accrued expenses                                                             (164)             (11,002)            (19,078)
        Accrued and current deferred income taxes                                   1,267                3,151                 891
        Deferred revenues                                                          (3,159)                (367)             (5,120)
                                                                        ------------------   ------------------  ------------------
          Total adjustments                                                         2,197               (3,974)             (5,822)
                                                                        ------------------   ------------------  ------------------
                 Net cash provided by (used in) operating activities                2,784               (9,843)            (10,824)
                                                                        ------------------   ------------------  ------------------

Cash Flows from Investing Activities:
         Capital expenditures                                                        (717)              (1,434)             (3,790)
         Acquisition of business, net of cash acquired                                 --             (332,498)             (6,127)
                                                                        ------------------   ------------------  ------------------
                 Net cash used in investing activities                               (717)            (333,932)             (9,917)
                                                                        ------------------   ------------------  ------------------

Cash Flows from Financing Activities:
    Issuance of common stock                                                           --              235,000                  --
    Term loan and revolving credit commitment principal repayments                (10,000)            (271,000)                 --
    Proceeds from revolving credit commitment                                       6,000                   --                  --
    Repayment of  subordinated senior subordinated indebtedness                        --             (199,260)                 --
    Proceeds from new term loan and credit facility                                    --              352,000                  --
    Proceeds from new senior subordinated indebtedness                                 --              250,000                  --
    Payment of deferred debt costs                                                     --              (21,327)                 --
                                                                        ------------------   ------------------  ------------------
                  Net cash (used in) provided by financing activities              (4,000)             345,413                  --
                                                                        ------------------   ------------------  ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                               (1,933)               1,638             (20,741)
Cash and Cash  Equivalents at Beginning of Period                                   3,823                   --              23,404
                                                                        ------------------   ------------------  ------------------
Cash and Cash  Equivalents at End of Period                                        $1,890               $1,638             $ 2,663
                                                                        ==================   ==================  ==================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                                                   $   80               $3,158             $    --
    Interest                                                                        3,142               12,788              22,122

        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 26, 2000
                          (000's omitted in all tables)
                                   (unaudited)


(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Media Operations, Inc., and subsidiaries for the fiscal year ended March 27, 2000. As discussed below, American Media Operations, Inc. was purchased on May 7, 1999 resulting in a change in the historical cost basis of various assets and liabilities, accordingly, the historical financial information provided herein, for periods prior to May 7, 1999 is not comparable to post acquisition financial information. For purposes of presentation, all historical financial information for periods prior to May 7, 1999 will be referred to as the "Predecessor Company" and the period from May 7, 1999 through June 28, 1999 (the "Inception Period") and the fiscal quarter ended June 26, 2000 will be referred to as the "Company". A solid black vertical line has been inserted in tables where financial information may not be comparable across periods.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein. Operating results for the fiscal periods ended June 26, 2000 are not necessarily indicative of the results that may be expected for future periods.


(2) REVENUE RECOGNITION

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

        Deferred revenues were comprised of the following:

                                                                     March 27,              June 26,
                                                                       2000                   2000
                                                                  ----------------    ------------------
Single Copy                                                          $  9,578                 $ 5,686
Subscriptions                                                          22,895                  21,652
Advertising                                                               581                     596
                                                                  ----------------    ------------------
                                                                     $ 33,054                 $27,934
                                                                  ================    ==================

Other revenues, primarily from marketing services performed for third parties by DSI and Frontline, are recognized when the service is performed.

In December 1999, the U.S. Securities and Exchange Commission (`SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB 101.

(3) CERTAIN TRANSACTIONS AND MERGER

On May 7, 1999, all of the common stock of the Company's parent, American Media, Inc. ("Media") was purchased by EMP Group LLC (the "LLC"), a Delaware limited liability company, for $837 million pursuant to a merger of Media and EMP Acquisition Corp. ("EMP"), a wholly owned subsidiary of the LLC (the "Acquisition"). Proceeds to finance the Acquisition included (a) a cash equity investment of $235 million by the LLC, (b) borrowings of $352 million under a new $400 million senior bank facility (the "New Credit Facility") and (c) borrowings of $250 million in the form of senior subordinated notes (the "Notes"). These proceeds were used to (d) acquire all of the outstanding common stock of Media for $299.4 million, (e) repay $267 million then outstanding under the existing credit agreement with our banks (the "Prior Credit Agreement"), (f) retire approximately $199.3 million of Senior Subordinated Notes due 2004 and
(g) pay transaction costs (collectively (a) through (g), the "Transactions"). Upon consummation of the Transactions, EMP was merged with and into Media (the "Merger") resulting in a change in ownership control of both Media and the Company.

The Acquisition has been accounted for under the purchase method of accounting in accordance with Accounting Principles Board No. 16 ("APB No. 16"). The excess of purchase price over the fair value of net tangible assets acquired has been allocated between identified intangible assets including the value of the tradenames and subscription lists of the Company's publications, as determined through an independent appraisal, with the remainder allocated to goodwill. For the Inception Period and thereafter, intangible assets, including goodwill, are being amortized on a straight-line basis over 20 years for tradenames and goodwill and 9-15 years for subscription lists. Goodwill for the period from March 30, 1999 to May 6, 1999, was amortized on a straight-line basis over 40 years and intangible assets for the period was amortized on a straight-line basis over 25 years.

On November 1, 1999, the Company acquired all of the common stock of Globe Communications Corp. and certain of the publishing assets and liabilities of Globe International, Inc. (collectively, the "Globe Properties") for total consideration of approximately $105 million, including approximately $100 million in cash and $5 million in equity of the LLC (the "Globe Acquisition"). The Globe Properties consist of several tabloid style magazines, including Globe, National Examiner and Sun as well as other titles including Mini Mags. Proceeds to finance the acquisition of the Globe Properties included an expansion of our existing senior bank facility of $90 million, approximately $14 million from the Company's existing revolving line of credit and the issuance of $5 million of equity in the LLC. These proceeds were used to acquire the Globe Properties and to pay transaction costs. On July 11, 2000, the existing voting shareholders of the LLC repurchased the $5 million equity in the LLC, discussed above, from the former owner of the Globe Properties. (See Note 8 "Subsequent Event".)

The Globe Acquisition has been accounted for under the purchase method of accounting in accordance with APB No. 16, and accordingly, results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities have been recorded based upon their fair values at the date of acquisition. The excess of purchase price over the fair value of net tangible assets acquired has been allocated between identified intangible assets including the value of the tradenames of the Company's publications, as determined through an independent appraisal, with the remainder allocated to goodwill. The preliminary estimates of the fair values of assets and liabilities may be revised at a later date, which may result in a change to the value of goodwill or other assets and liabilities. Goodwill and tradenames related to the Globe Acquisition are being amortized over 20 years on a straight-line basis.

The following unaudited pro forma financial information gives effect to the Transactions and the Globe Acquisition as if each had occurred as of the beginning of the period presented:

                                              Predecessor Company
                                              -------------------
                                             Fiscal Quarter Ended
                                                  June 6, 1999
                                                  ------------
    Operating revenues                                $ 94,782

    Operating expenses                                $ 68,219

    Depreciation and amortization                     $ 18,342

    Operating income                                  $  8,221

    Interest expense                                  $ 17,822

    Income (loss) before
       extraordinary charge                           $ (9,214)


 (4) INVENTORIES

Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation, which approximates market value. Inventories are comprised of the following:

                                                                   March 27,             June 26,
                                                                      2000                2000
                                                               -------------------  -----------------
Raw materials - paper                                               $ 7,958               $10,402
Finished product - paper, production
  and distribution costs of future issues                             5,016                 5,081
                                                               -------------------  -----------------
                                                                    $12,974               $15,483
                                                               ===================  =================

(5) INCOME TAXES

The Company files a consolidated Federal income tax return with Media, and calculates its income taxes on a separate return basis. Income taxes have been provided based upon the Company's anticipated effective annual income tax rate. In accordance with the Statement of Financial Accounting Standards ("SFAS") NO. 109, "Accounting for Income Taxes", deferred taxes are recognized for temporary differences related to identified intangible assets other than goodwill. The temporary difference is calculated based on the difference between the new book bases of the amounts allocated to tradenames and subscription lists and their historical tax bases. Accordingly, as of May 7, 1999, in connection with the Acquisition, a deferred tax liability of approximately $162 million was recorded with a corresponding increase in goodwill. Our effective income tax rates exceed the federal statutory income tax rate of 35% because of the effect of goodwill amortization which is not deductible for income tax reporting purposes.

(6) CREDIT AGREEMENT

As of June 26, 2000 the Company's effective interest rate on borrowings under the New Credit Agreement was 10.0%. The effective rate for borrowings under the New Credit Agreement averaged 9.8% for the fiscal quarter ended June 26, 2000. The effective rate for borrowings under the new Credit Agreement averaged 8.7% for the period from May 7, 1999 through June 28, 1999 and under the prior Credit Agreement averaged 7.1% for the period from March 30, 1999 through May 6, 1999.

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

(8)      SUBSEQUENT EVENT

On July 11, 2000, the Company and the former owner of the Globe Properties signed an agreement whereby the existing voting shareholders of the LLC repurchased the $5 million of equity in the LLC originally issued to the former owner. Concurrent with this purchase, the former owner and his son resigned their positions as directors of the board of Media.

Additionally, the Company bought out the remaining term of the former owner's five year employment agreement and collected the amount due per the net asset calculation as required in the initial purchase agreement. The net amount paid to the former owner for these items and miscellaneous other items was approximately $3.2 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

In connection with the Transactions and Merger, which were accounted for under the purchase method of accounting, we reflected a new basis of accounting for various assets and liabilities. Accordingly, the historical financial information provided herein, for periods prior to May 7, 1999 is not comparable to post acquisition financial information. To facilitate a meaningful discussion of the comparative operating performance for the fiscal quarter ended June 26, 2000 and June 28, 1999, the financial information in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented on a traditional comparative basis unless otherwise indicated. We believe the traditional comparative presentation provides the best financial information as the only material change in the historical operations for periods before and after May 6, 1999 is an increase in interest expense related to higher levels of indebtedness and increased amortization expense resulting from a substantial increase in intangible assets.


Results of Operations

Fiscal Quarter Ended June 26, 2000 vs Fiscal Quarter Ended June 28, 1999

Total operating revenues were $97,376,000 for the current fiscal quarter. Operating revenues increased by $29,538,000, or 43.5%, from the prior fiscal quarter, primarily due to the Globe Acquisition, as well as an increase in operating revenues in the core AMI properties driven by the positive impact of a $.10 cover price in February 2000 for the National Enquirer and Star magazines.

Circulation revenues (which include all single copy and subscription sales) were $84,672,000 for the current fiscal quarter. Circulation revenues increased by $27,537,000 or 48.2%, when compared to the prior fiscal quarter, primarily due to circulation revenues from the Globe Properties, as well as the increase in the AMI core properties discussed above.

On October 5, 1999 a newly re-designed and expanded Country Weekly was re-launched as a biweekly publication. Additionally, management named a new editor and publisher during the Company's second quarter of fiscal 2000. Concurrent with the change to a biweekly format the cover price was raised from $1.99 to $2.49. The new frequency and format has resulted in an increase in average single copy unit sales of 31%. This increase in circulation units coupled with the price increase resulted in single copy revenues to be almost comparable to the prior year in light of the biweekly format.

Subscription revenues were $8,807,000 for the current fiscal quarter. Subscription revenues decreased by $838,000, or 8.7%, when compared to the prior fiscal quarter, primarily as a result of the reduction in the frequency of Country Weekly from weekly to bi-weekly. One method of increasing the subscription bases of our publications have been to offer discounted subscriptions through an agent; however, management's new direction is to be more newsstand driven.

Advertising revenues were $7,048,000 for the current fiscal quarter. Advertising revenues increased by $1,262,000, or 21.8%, when compared to the prior fiscal quarter, primarily due to the Globe Acquisition.

Total operating expenses for the current fiscal quarter increased by $27,941,000 when compared to the same prior year quarter. This increase is primarily due to additional expenses related to the Globe Acquisition, costs related to the launches of Auto World Weekly and Mira, additional expenses related to the Globe Acquisition and increased amortization expense. Amortization expense increased by $5,329,000 due to the increase in intangible asset balances from the Transactions and the Globe Acquisition as well as a reduction in the related amortizable lives, primarily goodwill, from 40 years to 20 years. This increase in amortization expense solely relates to the period subsequent to the Transactions.

Interest expense increased for the current fiscal quarter by $4,420,000 to $17,822,000 compared to the same prior year quarter. This increase in interest expense solely relates to the period subsequent to the Transactions as a result of a higher average effective interest rate and higher levels of indebtedness as a result of the Transactions and the Globe Acquisition.

Our effective income tax rates exceed the federal statutory income tax rate of 35% because of the effect of goodwill amortization which is not deductible for income tax reporting purposes.

In connection with the Transactions, a fee related to an unused bridge loan commitment totaling approximately $4.1 million ($2.6 million net of income taxes) was charged to extraordinary loss in the period from May 7, 1999 through June 28, 1999.


         LIQUIDITY AND CAPITAL RESOURCES

We have substantially increased our indebtedness in connection with the Transactions and the Globe Acquisition. As a result of the New Credit Agreement and the Notes, our liquidity requirements will be significantly increased, primarily due to increased interest and principal payment obligations under the New Credit Agreement which, other than certain excess cash flow payment obligations, will commence in fiscal 2002. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the New Credit Agreement and the Notes, to make capital expenditures and to cover working capital requirements. As of August 10, 2000, there were no amounts outstanding on the revolving credit facility. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the Notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, or equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Our ability to make scheduled payments of principal and interest under the New Credit Agreement and the Notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At June 26, 2000, we had cash and cash equivalents of $2.7 million and a working capital deficit of $66.2 million. We do not consider our working capital deficit as a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficits result principally from:

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

Historically, our primary sources of liquidity have been cash generated from operations and amounts available under our credit agreements, which have been used to fund shortfalls in available cash. Cash on hand on March 27, 2000 of $23.4 million was used to fund capital expenditures, as well as pay interest payments on the revolving credit facility.

We made capital expenditures in the fiscal quarters ended June 26, 2000 and June 28, 1999 totaling $3.8 million and $2.2 million, respectively.

At June 26, 2000, our outstanding indebtedness totaled $680.9 million, of which $430.0 million represented borrowings under the New Credit Agreement. In connection with the acquisition of the Globe Properties as discussed in Note 3. to the Consolidated Financial Statements, we expanded our New Credit Agreement by $90 million. As of June 26, 2000 the Company's effective interest rate on borrowings under the New Credit Agreement was 10.0%. The effective rate for borrowings under the New Credit Agreement averaged 9.8% for the fiscal quarter ended June 26, 2000. The effective rate for borrowings under the New Credit Agreement averaged 8.7% for the period from May 7, 1999 through June 28, 1999 and under the prior credit agreement averaged 7.1% for the period from March 30, 1999 through May 6, 1999. In order to reduce our exposure to interest rate risk, we have entered into a $100.0 million interest rate swap agreement expiring in November 2000 under which we pay a fixed rate of 5.95%.

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

So long as the factors set forth in the paragraph immediately above remain true and correct, under applicable SEC rules and regulations, we believe that note guarantors will not need to individually comply with the reporting requirements of the Exchange Act, nor will we have to include separate financial statements and other disclosures concerning each of the note guarantors in its Exchange Act reports. In that regard, the Company has received a no-action letter from the SEC concurring with our position on this issue.

Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA")

The following table and discussion summarizes EBITDA for the current fiscal quarter ended June 26, 2000 and June 28, 1999.

                                    Predecessor
                                      Company                              The Company
                             -------------------------- --------------------------------------------------
                                  March 30, 1999               May 7, 1999             Fiscal Quarter
                                      through                    through                   ended
                                    May 6, 1999               June 28, 1999            June 26, 2000
                             -------------------------- -------------------------- -----------------------
                                    $10,467,000                $13,196,000              $31,866,000


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

As of June 26, 2000, we have experienced no material Year 2000 problems with the aforementioned systems and applications nor do we expect any problems in the future. Additionally, as of August 10, 2000, we have not experienced any Year 2000 problems with our significant suppliers of goods and services. We will continue to take reasonable efforts to monitor Year 2000 issues relating to our material vendors.



Forward-Looking Statements

Some of the information presented in this Form 10-Q constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

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

The following table presents the future principal payment obligations and weighted average interest rates associated with our existing long-term instruments assuming our actual level of long-term indebtedness (in 000's):


                                                   2000             2001             2002             2003         Thereafter
                                                   ----             ----             ----             ----         ----------
  Liabilities:
  Long-Term Debt

  $250,000 Fixed Rate (10.25%)                         -             -                  -                -          $250,000

  $740 Fixed Rate (11.63%)                             -             -                  -                -              $740

  $134 Fixed Rate (10.38%)                             -             -                  -             $134                 -

  Term Loan and Revolving Loan
  Variable Rate (9.8% for the quarter
     Ended June 26, 2000)                              -             -             $9,975          $17,050          $402,975
   Interest Rate Derivatives:
      Interest Rate Swaps:
         Variable to Fixed                      $100,000             -                  -                -                 -
         Average Pay Rate                          (5.95%)
         Average Receive Rate                      (6.50%)

Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt net of the effect of our interest rate swap would result in a change of $825,000 in our interest expense for the three months ended June 26, 2000.

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

During the fiscal quarter ended June 26, 2000, the Company filed no reports on Form 8-K.

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

                                             AMERICAN MEDIA OPERATIONS, INC.
                                             -------------------------------
                                             Registrant


Date:  August 10, 2000                       By /s/ JOHN A. MILEY
                                             --------------------
                                             John A. Miley
                                             Executive Vice President
                                             Chief Financial Officer