Form 10-Q
period 2000-12-25
AMERICAN MEDIA OPERATIONS INC
filed 2001-02-08
CIK 853927

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended December 25, 2000

         OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number(s) - 333-83637

                         AMERICAN MEDIA OPERATIONS, INC.
           (Exact name of the registrant as specified in its charter)

               Delaware                              59-2094424
    (State or other jurisdiction of       (IRS Employee Identification No.)
     incorporation or organization)

      5401 N.W. Broken Sound Blvd., Boca Raton, Florida          33487
           (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code (561) 997-7733

American Media Operations, Inc. (1) HAS FILED all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) HAS BEEN subject to such filing requirements for the past 90 days.

As of February 8, 2001 there were 7,507 shares of common stock outstanding.

================================================================================

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                DECEMBER 25, 2000

                                                                                                                    Page(s)

                                                PART I. FINANCIAL INFORMATION
Item 1. Company and Predecessor Company Financial Statements-Consolidated Balance Sheets ..........................    3
        Consolidated Statements of Income .........................................................................    4-5
        Consolidated Statements of Cash Flows .....................................................................    6
        Notes to Consolidated Financial Statements ................................................................    7-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .....................   12-17

Item 3. Quantitative and Qualitative Disclosures about Market Risk ................................................   17-18

                                                 PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ..........................................................................   19

        Signature .................................................................................................   20

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      As of December 25 and March 27, 2000
                      (in 000's, except share information)

                                                                           March 27, 2000   Dec. 25, 2000
                                                                             -----------     -----------
                                       ASSETS                                                (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                  $    23,404     $     3,505
  Receivables, net                                                                16,862          15,400
  Inventories                                                                     12,974           9,194
  Prepaid expenses and other                                                       6,405           5,929
                                                                             -----------     -----------
      Total current assets                                                        59,645          34,028
                                                                             -----------     -----------
PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                                               5,735           9,091
  Machinery, fixtures and equipment                                               17,258          17,459
  Display racks                                                                   27,474          31,475
                                                                             -----------     -----------
                                                                                  50,467          58,025
  Less - accumulated depreciation                                                 (9,353)        (15,440)
                                                                             -----------     -----------
                                                                                  41,114          42,585
DEFERRED DEBT COSTS, net                                                          22,153          19,804
                                                                             -----------     -----------
GOODWILL, net of accumulated amortization of $22,299 and $41,527                 536,369         489,026
                                                                             -----------     -----------
OTHER INTANGIBLES, net of accumulated amortization of $24,629 and $48,588        507,683         528,224
                                                                             -----------     -----------
                                                                             $ 1,166,964     $ 1,113,667
                                                                             ===========     ===========
                         LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of term loan                                               $        --     $     6,650
  Accounts payable                                                                25,262          15,695
  Accrued expenses                                                                66,358          45,726
  Deferred revenues                                                               33,054          28,613
                                                                             -----------     -----------
      Total current liabilities                                                  124,674          96,684

PAYABLE TO PARENT COMPANY                                                          1,307           2,148
                                                                             -----------     -----------
LONG TERM DEBT:
  Term Loan and Revolving Credit Commitment, net of current portion              430,000         423,350
  10.25% Senior Subordinated Notes Due 2009                                      250,000         250,000
  11.63% Senior Subordinated Notes Due 2004                                          740             740
  10.38% Senior Subordinated Notes Due 2002                                          134             134
                                                                             -----------     -----------
                                                                                 680,874         674,224
                                                                             -----------     -----------
DEFERRED INCOME TAXES (NOTE 5)                                                   158,411         152,068
                                                                             -----------     -----------
CONTINGENCIES (NOTE 9)

STOCKHOLDER'S EQUITY:
  Common stock, $.20 par value; 7,507 shares issued and outstanding                    2               2
  Additional paid-in capital                                                     223,207         223,276
  Retained deficit                                                               (21,511)        (34,735)
                                                                             -----------     -----------
TOTAL STOCKHOLDER'S EQUITY                                                       201,698         188,543
                                                                             -----------     -----------
                                                                             $ 1,166,964     $ 1,113,667
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

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                   (In 000's)

       The financial statements of the Company and the Predecessor Company are not comparable in certain respects (see Note 1).

                                                       Predecessor
                                                         Company              The Company
                                                        ---------       ------------------------
                                                                      Thirty-Three
                                                      Six Weeks from   Weeks from    Three Fiscal
                                                      March 30, 1999   May 7, 1999     Quarters
                                                         through         through         ended
                                                       May 6, 1999    Dec. 27, 1999  Dec. 25, 2000
                                                        ---------       ---------      ---------
OPERATING REVENUES:
   Circulation                                          $  26,215       $ 169,858      $ 253,682
   Advertising                                              2,640          14,579         26,004
   Other                                                    2,308          14,589         15,554
                                                        ---------       ---------      ---------
                                                           31,163         199,026        295,240
                                                        ---------       ---------      ---------
OPERATING EXPENSES:
   Editorial                                                3,040          19,415         29,384
   Production                                               7,784          47,351         75,346
   Distribution, circulation and other cost of sales        6,624          39,433         56,583
   Selling, general and administrative expenses             3,248          24,617         31,972
   Depreciation and amortization                            3,703          40,048         57,768
                                                        ---------       ---------      ---------
                                                           24,399         170,864        251,053
                                                        ---------       ---------      ---------
   Operating income                                         6,764          28,162         44,187

INTEREST EXPENSE                                           (4,837)        (39,924)       (54,084)
OTHER INCOME (EXPENSE), net                                    25             (20)           806
                                                        ---------       ---------      ---------
   Income (loss) before provision for
      income taxes and extraordinary charge                 1,952         (11,782)        (9,091)

PROVISION FOR INCOME TAXES                                 (1,365)         (1,300)        (4,133)
                                                        ---------       ---------      ---------
   Income (loss) before extraordinary charge                  587         (13,082)       (13,224)

EXTRAORDINARY CHARGE, net of income
taxes of $1,517 (Note 6)                                       --          (2,581)            --
                                                        ---------       ---------      ---------
      Net income (loss)                                 $     587       $ (15,663)     $ (13,224)
                                                        =========       =========      =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                   (IN 000's)

                                                      Fiscal Quarter        Fiscal Quarter
                                                    ended December 27,    ended December 25,
                                                          1999                   2000
                                                        --------               --------
OPERATING REVENUES:
   Circulation                                          $ 76,848               $ 82,498
   Advertising                                             6,536                 10,427
   Other                                                   6,240                  5,453
                                                        --------               --------
                                                          89,624                 98,378
                                                        --------               --------
OPERATING EXPENSES:
   Editorial                                               9,037                  9,670
   Production                                             21,591                 25,226
   Distribution, circulation and other cost of sales      17,469                 16,836
   Selling, general and administrative expenses           13,408                 10,308
   Depreciation and amortization                          16,978                 21,022
                                                        --------               --------
                                                          78,483                 83,062
                                                        --------               --------
   Operating Income                                       11,141                 15,316

INTEREST EXPENSE                                         (16,589)               (18,273)
OTHER INCOME (EXPENSE), net                                  (46)                   387
                                                        --------               --------
   Income (loss) before provision for income taxes        (5,494)                (2,570)

PROVISION FOR INCOME TAXES                                  (349)                (1,549)
                                                        --------               --------
   Net loss                                             $ (5,843)              $ (4,119)
                                                        ========               ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000's)

       The financial statements of the Company and the Predecessor Company are not comparable in certain respects (see Note 1).

                                                                           Predecessor
                                                                             Company                The Company
                                                                            ---------        -------------------------
                                                                                           Thirty-Three
                                                                         Six Weeks from     Weeks from     Three Fiscal
                                                                         March 30, 1999     May 7, 1999      Quarters
                                                                             through          through         ended
                                                                           May 6, 1999     Dec. 27, 1999   Dec. 25, 2000
                                                                            ---------        ---------       ---------
Cash Flows from Operating Activities:
  Net income (loss)                                                         $     587        $ (15,663)      $ (13,224)
                                                                            ---------        ---------       ---------
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities -
    Extraordinary charge, net of income taxes                                      --            2,581              --
    Depreciation and amortization                                               3,703           40,048          57,768
    Deferred debt cost amortization                                               147            1,954           2,349
    Non-cash employee stock compensation expense                                   --               --              69
    Decrease (increase) in -
        Receivables, net                                                         (369)          (8,464)         (5,839)
        Inventories                                                             1,163             (672)          3,780
        Prepaid expenses and other                                              1,793           (3,643)            439
    Increase (decrease) in -
        Accounts payable                                                       (2,184)           1,101          (9,513)
        Accrued expenses                                                         (164)          (5,885)        (29,539)
        Accrued and current deferred income taxes                               1,267            5,245           4,133
        Deferred revenues                                                      (3,159)           1,420          (4,441)
                                                                            ---------        ---------       ---------
          Total adjustments                                                     2,197           33,685          19,206
                                                                            ---------        ---------       ---------
                 Net cash provided  by  operating activities                    2,784           18,022           5,982
                                                                            ---------        ---------       ---------
Cash Flows from Investing Activities:
         Capital expenditures                                                    (717)          (6,736)        (17,682)
         Acquisition of business, net of cash acquired                             --         (435,214)         (8,199)
                                                                            ---------        ---------       ---------
                 Net cash used in investing activities                           (717)        (441,950)        (25,881)
                                                                            ---------        ---------       ---------
Cash Flows from Financing Activities:
    Issuance of common stock                                                       --          240,000              --
    Term loan and revolving credit commitment principal repayments            (10,000)        (299,000)        (12,000)
    Proceeds from revolving credit commitment                                   6,000               --          12,000
    Repayment of  subordinated senior subordinated indebtedness                    --         (199,260)             --
    Proceeds from new term loan and credit facility                                --          462,000              --
    Proceeds from new senior subordinated indebtedness                             --          250,000              --
    Payment of deferred debt costs                                                 --          (23,674)             --
                                                                            ---------        ---------       ---------
                  Net cash (used in) provided by financing activities          (4,000)         430,066              --
                                                                            ---------        ---------       ---------
Net (Decrease) Increase in Cash and Cash Equivalents                           (1,933)           6,138         (19,899)
Cash and Cash  Equivalents at Beginning of Period                               3,823               --          23,404
                                                                            ---------        ---------       ---------
Cash and Cash  Equivalents at End of Period                                 $   1,890        $   6,138           3,505
                                                                            =========        =========       =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                                            $      80        $   3,435       $      91
    Interest                                                                    3,142           41,854          60,801

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 25, 2000
                          (000's omitted in all tables)
                                   (unaudited)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Media Operations, Inc., and subsidiaries for the fiscal year ended March 27, 2000. As discussed below, American Media Operations, Inc. was purchased on May 7, 1999 resulting in a change in the historical cost basis of various assets and liabilities, accordingly, the historical financial information provided herein, for periods prior to May 7, 1999 is not comparable to post acquisition financial information. For purposes of presentation, all historical financial information for periods prior to May 7, 1999 will be referred to as the "Predecessor Company" and the period from May 7, 1999 through December 27, 1999 (the "Inception Period") and the three fiscal quarters ended December 25, 2000 will be referred to as the "Company". A solid black vertical line has been inserted in tables where financial information may not be comparable across periods.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein. Operating results for the fiscal periods ended December 25, 2000 are not necessarily indicative of the results that may be expected for future periods.

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

Subscriptions received in advance of the issue date are recognized as income over the term of the subscriptions as served. Advertising revenues are recognized in the period in which the related advertising appears in the publications.

         Deferred revenues were comprised of the following:

                                    March 27,       Dec. 25,
                                      2000            2000
                                     -------        -------
                    Single Copy      $ 9,578        $ 5,689
                    Subscriptions     22,895         22,199
                    Advertising          581            725
                                     -------        -------
                                     $33,054        $28,613
                                     =======        =======

Other revenues, primarily from marketing services performed for third parties by Distribution Services, Inc. ("DSI") and Frontline Marketing, Inc. ("FMI"), are recognized when the service is performed. On November 27, 2000 the Company sold its 80% owned subsidiary, FMI (see Note 8).

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

Additionally, the Company bought out the remaining term of the former owner's five year employment agreement and collected the amount due per the net asset calculation as required in the initial purchase agreement. The net amount paid to the former owner for these items and miscellaneous other items was approximately $3.2 million. This adjustment was a part of the Globe Acquisition and was therefore accounted for as an increase in goodwill.

The Globe Acquisition has been accounted for under the purchase method of accounting in accordance with APB No. 16, and accordingly, results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities have been recorded based upon their fair values at the date of acquisition. The excess of purchase price over the fair value of net tangible assets acquired has been allocated between identified intangible assets including the value of the tradenames of the Company's publications, as determined through an independent appraisal, with the remainder allocated to goodwill. During the quarter ended December 25, 2000, the Company finalized the fair values of the assets and liabilities acquired. Goodwill and tradenames related to the Globe Acquisition are being amortized over 20 years on a straight-line basis.

The following unaudited pro forma financial information gives effect to the Transactions and the Globe Acquisition as if each had occurred as of the beginning of the period presented:

                                                         Predecessor
                                                           Company
                                                      -----------------
                                                         Three Fiscal
                                                        Quarters ended
                                                      December 27, 1999
                                                      -----------------
    Operating revenues                                    $ 284,548
    Operating expenses                                      205,862
    Depreciation and amortization                            57,768
                                                          ---------
    Operating income                                         20,918
    Interest expense                                        (54,084)
    Other income                                                296
    Provision  for income taxes                               2,854
                                                          ---------
    Income (loss) before extraordinary charge             $ (30,016)
                                                          =========

(4) INVENTORIES

Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation, which approximates market value. Inventories are comprised of the following:

                                                March 27,      Dec. 25,
                                                  2000          2000
                                                -------        -------
Raw materials - paper                           $ 7,958        $ 3,600
Finished product - paper, production
  and distribution costs of future issues         5,016          5,594
                                                -------        -------
                                                $12,974        $ 9,194
                                                =======        =======

(5) INCOME TAXES

The Company files a consolidated Federal income tax return with Media, and calculates its income taxes on a separate return basis. Income taxes have been provided based upon the Company's anticipated effective annual income tax rate. In accordance with the Statement of Financial Accounting Standards ("SFAS") NO. 109,

"Accounting for Income Taxes", deferred taxes are recognized for temporary differences related to identified intangible assets other than goodwill. The temporary difference is calculated based on the difference between the new book bases of the amounts allocated to tradenames and subscription lists and their historical tax bases. Accordingly, as of May 7, 1999, in connection with the Acquisition, a deferred tax liability of approximately $162 million was recorded with a corresponding increase in goodwill. The balance of this deferred tax liability as of December 25, 2000 is $149 million. Our effective income tax rate exceeds the federal statutory income tax rate of 35% because of the effect of goodwill amortization which is not deductible for income tax reporting purposes.

(6) CREDIT AGREEMENT

As of December 25, 2000 the Company's effective interest rate on borrowings under the New Credit Agreement was 10.1%. The effective rate for borrowings under the New Credit Agreement averaged 10.1% for the three fiscal quarters ended December 25, 2000. The effective rate for borrowings under the new Credit Agreement averaged 8.8% for the period from May 7, 1999 through December 27, 1999 and under the prior Credit Agreement averaged 7.1% for the period from March 30, 1999 through May 6, 1999. In order to reduce our exposure to interest rate risk, we entered into a $100.0 million interest rate swap agreement which expired in November 2000 under which we paid a fixed rate of 5.95%. In November 2000, we entered into a new $90.0 million interest rate swap agreement expiring in May 2002 under which we pay a fixed rate of 6.53%.

In connection with the Transactions, a fee related to an unused bridge loan commitment totaling approximately $4.1 million ($2.6 million net of income taxes) was charged to extraordinary loss in the Inception Period.

American Media Operations, Inc. has no material assets or operations other than investments in its subsidiaries. The Notes are unconditionally guaranteed, on a senior subordinated basis, by all of its subsidiaries. Each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the Notes on a senior subordinated basis. Note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. The note guarantors are the Company's subsidiaries. At present, the note guarantors comprise all of the Company's direct and indirect subsidiaries. Note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the New Credit Facility, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the New Credit Facility. Furthermore, the Notes indenture permits note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. We have not presented separate financial statements and other disclosures concerning each of the note guarantors because management has determined that such information is not material to investors.

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

(7)  ASSET IMPAIRMENT CHARGE

During October 2000 the Company reviewed the long-lived assets of its 80% owned subsidiary, Frontline Marketing, Inc. ("FMI"), for impairment due to changes in circumstances indicating that the carrying amount of these long-lived assets may not be recoverable. Management determined that as a result of significant deterioration in the operations of FMI that certain long-lived assets were not properly valued.

Accordingly, an asset impairment charge of $2,298,000 was recognized in October 2000 related to these long-lived assets. Fair value of these assets was based on the Company's estimate of expected future cash flows of FMI as supported by reasonable and supportable assumptions and projections. The asset impairment loss is included in depreciation expense for the three and nine months ended December 25, 2000.

(8) SALE OF SUBSIDIARY

On November 27, 2000 the Company sold its 80% owned subsidiary, FMI, to the minority shareholder for a $2.5 million note receivable ("The Note"). The Note has a short-term component of $500,000 and a long-term component of $2,000,000 which is payable to the Company based on defined cash flow of FMI. Additionally, The Note bears interest at 9%. Due to the uncertainty of FMI's ability to generate defined cash flow for the repayment of The Note, the Company has reserved $1.6 million of The Note until collectability has been assured. No gain or loss has been recognized on this transaction. Management intends to periodically review the collectability of The Note and may record a gain in future periods. Included in Other Income (Expense), net is minority interest income related to FMI of $261,000 and $376,000 for the three and eight month period ended November 27, 2000, respectively.

(9) LITIGATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In connection with the Transactions and Merger, which were accounted for under the purchase method of accounting, we reflected a new basis of accounting for various assets and liabilities. Accordingly, the historical financial information provided herein, for periods prior to May 7, 1999 is not comparable to post acquisition financial information. To facilitate a meaningful discussion of the comparative operating performance for the three fiscal quarters ended December 25, 2000 and December 27, 1999, the financial information in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented on a traditional comparative basis unless otherwise indicated. We believe the traditional comparative presentation provides the best financial information as the only material change in the historical operations for periods before and after May 6, 1999 is an increase in interest expense related to higher levels of indebtedness and increased amortization expense resulting from a substantial increase in intangible assets.

Results of Operations

Fiscal Quarter Ended December 25, 2000 vs Fiscal Quarter Ended December 27, 1999

Total operating revenues were $98,378,000 for the current fiscal quarter. Operating revenues increased by $8,754,000, or 9.8%, from the prior fiscal quarter, partially due to an incremental five weeks of results related to the Globe Acquisition, as well as an increase in operating revenues in the core AMI properties driven by the positive impact of two $.10 cover price increases in February and October 2000 for the National Enquirer and Star magazines.

Circulation revenues (which include all single copy and subscription sales) were $82,498,000 for the current fiscal quarter. Circulation revenues increased by $5,650,000 or 7.4%, when compared to the prior fiscal quarter, primarily due to circulation revenues from the Globe Properties, as well as the increase in the AMI core properties discussed above.

Subscription revenues were $8,741,000 for the current fiscal quarter. Subscription revenues increased by $148,000, or 1.7%, when compared to the prior fiscal quarter.

Advertising revenues were $10,427,000 for the current fiscal quarter. Advertising revenues increased by $3,891,000, or 59.5%, when compared to the prior fiscal quarter. This increase is primarily due to the Globe and Country Music Magazine acquisitions, additional advertising revenues from our core tabloids (National Enquirer and Star magazines) and new advertising revenues from our start-up publications (Auto World Weekly and MIRA!).

Total operating expenses for the current fiscal quarter increased by $4,579,000 when compared to the same prior year quarter. This increase is primarily due to additional expenses related to the Globe Acquisition, costs related to the launches of Auto World Weekly and MIRA!, increased amortization expense and an asset impairment charge of $2.3 million recognized in October 2000 related to FMI (see Note 5 to the Consolidated Financial Statements). Amortization expense increased by $540,000 due to the increase in intangible asset balances from the Transactions and the Globe Acquisition as well as a reduction in the related amortizable lives, primarily goodwill, from 40 years to 20 years. This increase in amortization expense solely relates to the period subsequent to the Transactions.

Interest expense increased for the current fiscal quarter by $1,684,000 to $18,273,000 compared to the same prior year quarter. This increase in interest expense solely relates to the period subsequent to the Transactions as a result of a higher average effective interest rate and higher levels of indebtedness as a result of the Transactions and the Globe Acquisition.

Our effective income tax rates exceed the federal statutory income tax rate of 35% because of the effect of goodwill amortization which is not deductible for income tax reporting purposes.

Results of Operations

Three Fiscal Quarters Ended December 25, 2000 vs Three Fiscal Quarters Ended December 27, 1999

Total operating revenues were $295,240,000 for the three current fiscal quarters. Operating revenues increased by $65,051,000, or 28.3%, from the three prior fiscal quarters, primarily due to the Globe Acquisition, as well as an increase in operating revenues in the core AMI properties driven by the positive impact of two $.10 cover price increases in February and October 2000 for the National Enquirer and Star magazines.

Circulation revenues (which include all single copy and subscription sales) were $253,682,000 for the three current fiscal quarters. Circulation revenues increased by $57,609,000 or 29.4%, when compared to the three prior fiscal quarters, primarily due to circulation revenues from the Globe Properties, as well as the increase in the AMI core properties discussed above.

On October 5, 1999 a newly re-designed and expanded Country Weekly was re-launched as a biweekly publication. Additionally, management named a new editor and publisher during the Company's second quarter of fiscal 2000. Concurrent with the change to a biweekly format the cover price was raised from $1.99 to $2.49. The new frequency and format has resulted in an increase in average single copy unit sales of 46%. This increase in circulation units coupled with the price increase resulted in single copy revenues to be almost comparable to the prior year despite the biweekly format.

Subscription revenues were $26,242,000 for the three current fiscal quarters. Subscription revenues decreased by $1,244,000, or 4.5%, when compared to the three prior fiscal quarters, primarily as a result of the reduction in the frequency of Country Weekly from weekly to bi-weekly. One method of increasing the subscription bases of our publications have been to offer discounted subscriptions through an agent; however, management's new direction is to be more newsstand driven.

Advertising revenues were $26,004,000 for the three current fiscal quarters. Advertising revenues increased by $8,785,000 or 51.0%, when compared to the three prior fiscal quarters. This increase is primarily due to the Globe and Country Music Magazine acquisitions, additional advertising revenues from our core tabloids (National Enquirer and Star magazines) and new advertising revenues from our start-up publications (Auto World Weekly and MIRA!).

Total operating expenses for the three current fiscal quarters increased by $55,790,000 when compared to the same three prior year quarters. This increase is primarily due to additional expenses related to the Globe Acquisition, costs related to the launches of Auto World Weekly and MIRA!, increased amortization expense and an asset impairment charge of $2.3 million recognized in October 2000 related to FMI (see Note 5 to the Consolidated Financial Statements). Amortization expense increased by $7,541,000 due to the increase in intangible asset balances from the Transactions and the Globe Acquisition as well as a reduction in the related amortizable lives, primarily goodwill, from 40 years to 20 years. This increase in amortization expense solely relates to the period subsequent to the Transactions.

Interest expense increased for the three current fiscal quarters by $9,323,000 to $54,084,000 compared to the same three prior fiscal quarters. This increase in interest expense solely relates to the period subsequent to the Transactions as a result of a higher average effective interest rate and higher levels of indebtedness as a result of the Transactions and the Globe Acquisition.

Our effective income tax rates exceed the federal statutory income tax rate of 35% because of the effect of goodwill amortization which is not deductible for income tax reporting purposes.

In connection with the Transactions, a fee related to an unused bridge loan commitment totaling approximately $4.1 million ($2.6 million net of income taxes) was charged to extraordinary loss in the period from May 7, 1999 through December 27, 1999.

LIQUIDITY AND CAPITAL RESOURCES

We have substantially increased our indebtedness in connection with the Transactions and the Globe Acquisition. As a result of the New Credit Agreement and the Notes, our liquidity requirements will be significantly increased, primarily due to increased interest and principal payment obligations under the New Credit Agreement which, other than certain excess cash flow payment obligations, will commence in fiscal 2002. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the New Credit Agreement and the Notes, to make capital expenditures and to cover working capital requirements. As of February 8, 2001, there were no amounts outstanding on the revolving credit facility. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the Notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, or equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Our ability to make scheduled payments of principal and interest under the New Credit Agreement and the Notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At December 25, 2000, we had cash and cash equivalents of $3.5 million and a working capital deficit of $62.7 million. We do not consider our working capital deficit to be a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficits result principally from:

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

We made capital expenditures in the three fiscal quarters ended December 25, 2000 and December 27, 1999 totaling $17.6 million and $7.4 million, respectively.

At December 25, 2000, our outstanding indebtedness totaled $680.9 million, of which $430.0 million represented borrowings under the New Credit Agreement. In connection with the acquisition of the Globe Properties as discussed in Note 3. to the Consolidated Financial Statements, we expanded our New Credit

Agreement by $90 million. As of December 25, 2000 the Company's effective interest rate on borrowings under the New Credit Agreement was 10.1%. The effective rate for borrowings under the New Credit Agreement averaged 10.1% for the three fiscal quarters ended December 25, 2000. The effective rate for borrowings under the New Credit Agreement averaged 8.8% for the period from May 7, 1999 through December 27, 1999 and under the prior credit agreement averaged 7.1% for the period from March 30, 1999 through May 6, 1999. In order to reduce our exposure to interest rate risk, we entered into a $100.0 million interest rate swap agreement which expired in November 2000 under which we paid a fixed rate of 5.95%. In November 2000, we entered into a new $90.0 million interest rate swap agreement expiring in May 2002 under which we pay a fixed rate of 6.53%.

We have no material assets or operations other than the investments in our subsidiaries. The Notes are unconditionally guaranteed, on a senior subordinated basis, by all of our subsidiaries. Each subsidiary that will be organized in the future by us, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the Notes on a senior subordinated basis. Note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. The note guarantors are our subsidiaries. At present, the note guarantors comprise all of our direct and indirect subsidiaries. Note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the New Credit Facility, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the New Credit Facility. Furthermore, the Notes indenture permits note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. We have not presented separate financial statements and other disclosures concerning each of the note guarantors because management has determined that such information is not material to investors.

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

Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA")

The following table and discussion summarizes EBITDA for three and nine months ended December 25, 2000 and December 27, 1999.

                                Predecessor
        The Company               Company               The Company
----------------------------    ------------    ----------------------------
  Fiscal           Fiscal                                       Three Fiscal
  Quarter         Quarter        March 30,      May 7, 1999       Quarters
   ended           ended           1999           through          ended
  Dec. 27,        Dec. 25,       through          Dec. 27,        Dec. 25,
   1999             2000        May 6, 1999         1999            2000
------------    ------------    ------------    ------------    ------------
$ 28,119,000    $ 36,338,000    $ 10,467,000    $ 68,210,000    $101,955,000
------------    ------------    ------------    ------------    ------------

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

Forward-Looking Statements

Some of the information presented in this Form 10-Q constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

o        our high degree of                 o        increasing competition by
         leverage and significant                    domestic and foreign media
         debt service obligations,                   companies,

o        our ability to increase            o        changes in the costs of
         circulation and                             paper used by us,
         advertising revenues,

o        market conditions for our          o        any future changes in
         publications,                               management,

o        our ability to develop new         o        general risks associated
         publications and services,                  with the publishing
                                                     industry and

o        outcomes of pending and            o        potential adverse effects
         future litigation                           of potential unresolved
                                                     Year 2000 problems
                                                     including external key
                                                     suppliers

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial statements. We are subject to interest risk on our credit facilities and any future financing requirements. Our fixed rate debt consists primarily of Senior Subordinated Notes, as well as $100 million of interest rate swap agreements on our term loan and revolving loan. The interest rate swap agreements effectively convert a portion of our variable rate debt to fixed-rate debt. The interest rate swap agreement which expired in November 2000 has a fixed interest rate of 5.95%. In order to reduce our exposure to interest rate risk, we entered into a $100.0 million interest rate swap agreement which expired in November 2000 under which we paid a fixed rate of 5.95%. In November 2000, we entered into a new $90.0 million swap agreement expiring in May 2002 under which we pay a fixed rate of 6.53%.

The following table presents the future principal payment obligations and weighted average interest rates associated with our existing long-term instruments assuming our actual level of long-term indebtedness (in 000's):

                                                          Fiscal Year Ended
                                         ------------------------------------------------
                                            2001           2002        2003     Thereafter
                                         ----------      --------    --------    --------
Liabilities:
Long-Term Debt

$250,000 Fixed Rate (10.25%)                     --            --          --    $250,000

$740 Fixed Rate (11.63%)                         --            --          --    $    740

$134 Fixed Rate (10.38%)                         --            --    $    134          --

Term Loan and Revolving Loan
Variable Rate (10.1% for the three
   quarters ended December  25, 2000)            --      $  9,975    $ 17,050    $402,975
 Interest Rate Derivatives:
    Interest Rate Swaps:
        Variable to Fixed                $   90,000            --          --          --
        Average Pay Rate                      (6.53%)
       Average Receive Rate                   (6.75%)

Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt net of the effect of our interest rate swap would result in a change of $850,000 in our interest expense for the three months ended December 25, 2000.

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

During the fiscal quarter ended December 25, 2000, the Company filed no reports on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereto duly authorized.


                                              AMERICAN MEDIA OPERATIONS, INC.
                                              ----------------------------------
                                              Registrant


Date: February 8, 2001                        By: /s/ JOHN A. MILEY
                                                 -------------------------------
                                                 John A. Miley
                                                 Executive Vice President
                                                 Chief Financial Officer