Form 10-Q
period 2000-09-25
AMERICAN MEDIA OPERATIONS INC
filed 2001-06-15
CIK 853927

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 25, 2000

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission file number(s) - 333-83637

                        AMERICAN MEDIA OPERATIONS, INC.
          (Exact name of the registrant as specified in its charter)

                Delaware                              59-2094424
     (State or other jurisdiction          (IRS Employee Identification No.)
   of incorporation or organization)

   600 East Coast Avenue, Lantana, Florida                33464-0002
   (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code (561) 540-1000

American Media Operations, Inc. (1) HAS FILED all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) HAS BEEN subject to such filing requirements for the past 90 days.

As of November 9, 2000 there were 7,507 shares of common stock outstanding.

================================================================================

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q
                              SEPTEMBER 25, 2000

                                                                          Page(s)
                          PART I. FINANCIAL INFORMATION
Item 1. Company and Predecessor Company Financial Statements-
Consolidated Balance Sheets..............................................     3
Consolidated Statements of Income........................................   4-5
Consolidated Statements of Cash Flows....................................     6
Notes to Consolidated Financial Statements...............................  7-10

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.................................... 11-16

Item 3. Quantitative and Qualitative Disclosures about
   Market Risk........................................................... 16-17

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................    18

Signature................................................................    19

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     As of September 25 and March 27, 2000
                     (in 000's, except share information)

                                                                            March 27, 2000   Sept. 25, 2000
                                                                            --------------   --------------
                                     ASSETS                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                  $    23,404      $     7,317
  Receivables, net                                                                16,862           16,974
  Inventories                                                                     12,974           12,794
  Prepaid expenses and other                                                       6,405            4,343
                                                                             -----------      -----------
      Total current assets                                                        59,645           41,428
                                                                             -----------      -----------
PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                                               5,735            7,121
  Machinery, fixtures and equipment                                               17,258           19,640
  Display racks                                                                   27,474           32,677
                                                                             -----------      -----------
                                                                                  50,467           59,438
 Less - accumulated depreciation                                                  (9,353)         (16,143)
                                                                             -----------      -----------
                                                                                  41,114           43,295
DEFERRED DEBT COSTS, net                                                          22,153           20,658
                                                                             -----------      -----------
GOODWILL, net of accumulated amortization of $22,299 and $34,794                 536,369          491,767
                                                                             -----------      -----------
OTHER INTANGIBLES, net of accumulated amortization of $24,629 and $40,901        507,683          535,911
                                                                             -----------      -----------
                                                                             $ 1,166,964      $ 1,133,059
                                                                             ===========      ===========
               LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of term loan                                               $        --      $     3,325
  Accounts payable                                                                25,262           18,777
  Accrued expenses                                                                66,358           56,500
  Deferred revenues                                                               33,054           27,904
                                                                             -----------      -----------
      Total current liabilities                                                  124,674          106,506

PAYABLE TO PARENT COMPANY                                                          1,307            2,279
                                                                             -----------      -----------
LONG TERM DEBT:
  Term Loan and Revolving Credit Commitment, net of current portion              430,000          426,675
  10.25% Senior Subordinated Notes Due 2009                                      250,000          250,000
  11.63% Senior Subordinated Notes Due 2004                                          740              740
  10.38% Senior Subordinated Notes Due 2002                                          134              134
                                                                             -----------      -----------
                                                                                 680,874          677,549
                                                                             -----------      -----------
DEFERRED INCOME TAXES (NOTE 5)                                                   158,411          154,132
                                                                             -----------      -----------
CONTINGENCIES (NOTE 7)

STOCKHOLDER'S EQUITY:
  Common stock, $.20 par value; 7,507 shares issued and outstanding                    2                2
  Additional paid-in capital                                                     223,207          223,207
  Retained deficit                                                               (21,511)         (30,616)
                                                                             -----------      -----------
TOTAL STOCKHOLDER'S EQUITY                                                       201,698          192,593
                                                                             -----------      -----------
                                                                             $ 1,166,964      $ 1,133,059
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

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                  (In 000's)

      The financial statements of the Company and the Predecessor Company are not comparable in certain respects (see Note 1).

                                                           Predecessor
                                                             Company               The Company
                                                            ---------       ---------------------------
                                                         Six Weeks from   Twenty Weeks from    Two Fiscal
                                                         March 30, 1999     May 7, 1999         Quarters
                                                             through          through             ended
                                                           May 6, 1999     Sept. 27, 1999     Sept. 25, 2000
                                                           -----------     --------------     --------------
OPERATING REVENUES:
   Circulation                                              $  26,215         $  93,010         $ 171,184
   Advertising                                                  2,640             8,043            15,577
   Other                                                        2,308             8,349            10,101
                                                            ---------         ---------         ---------
                                                               31,163           109,402           196,862
                                                            ---------         ---------         ---------
OPERATING EXPENSES:
   Editorial                                                    3,040            10,376            19,714
   Production                                                   7,784            25,759            50,120
   Distribution, circulation and other cost of sales            6,624            21,964            39,747
   Selling, general and administrative expenses                 3,248            11,209            21,664
   Depreciation and amortization                                3,703            23,072            36,746
                                                            ---------         ---------         ---------
                                                               24,399            92,380           167,991
                                                            ---------         ---------         ---------
   Operating income                                             6,764            17,022            28,871

INTEREST EXPENSE                                               (4,837)          (23,335)          (35,811)
OTHER INCOME (EXPENSE), net                                        25                26               419
                                                            ---------         ---------         ---------
   Income (loss) before provision for
      income taxes and extraordinary charge                     1,952            (6,287)           (6,521)

PROVISION FOR INCOME TAXES                                     (1,365)             (952)           (2,584)
                                                            ---------         ---------         ---------
   Income (loss) before extraordinary charge                      587            (7,239)           (9,105)

EXTRAORDINARY CHARGE, net of income
taxes of $1,517 (Note 6)                                           --            (2,581)               --
                                                            ---------         ---------         ---------
      Net income (loss)                                     $     587         $  (9,820)        $  (9,105)
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

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                  (IN 000's)

                                                         Fiscal Quarter   Fiscal Quarter
                                                             ended            ended
                                                          September 27,    September 25,
                                                              1999             2000
                                                          -------------    -------------
OPERATING REVENUES:
   Circulation                                              $ 62,090         $ 86,512
   Advertising                                                 4,897            8,529
   Other                                                       5,740            4,445
                                                            --------         --------
                                                              72,727           99,486
                                                            --------         --------
OPERATING EXPENSES:
   Editorial                                                   6,841            9,668
   Production                                                 17,086           25,255
   Distribution, circulation and other cost of sales          14,246           19,831
   Selling, general and administrative expenses                7,656           10,981
   Depreciation and amortization                              15,039           18,404
                                                            --------         --------
                                                              60,868           84,139
                                                            --------         --------
   Operating Income                                           11,859           15,347

INTEREST EXPENSE                                             (14,770)         (17,989)
OTHER INCOME (EXPENSE), net                                       33              232
                                                            --------         --------
   Income (loss) before provision for income taxes            (2,878)          (2,410)

PROVISION FOR INCOME TAXES                                    (1,072)          (1,693)
                                                            --------         --------
   Net income (loss)                                        $ (3,950)        $ (4,103)
                                                            ========         ========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN 000's)

      The financial statements of the Company and the Predecessor Company are not comparable in certain respects (see Note 1).

                                                                           Predecessor
                                                                             Company                 The Company
                                                                             -------         ---------------------------
                                                                          Six Weeks from  Twenty Weeks from    Two Fiscal
                                                                          March 30, 1999     May 7, 1999        Quarters
                                                                              through          through            ended
                                                                            May 6, 1999     Sept. 27, 1999    Sept. 25, 2000
                                                                            -----------     --------------    --------------
Cash Flows from Operating Activities:
  Net income (loss)                                                          $     587         $  (9,820)        $  (9,105)
                                                                             ---------         ---------         ---------
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities -
    Extraordinary charge, net of income taxes                                       --             2,581                --
    Depreciation and amortization                                                3,703            23,072            36,746
    Deferred debt cost amortization                                                147             1,151             1,495
    Decrease (increase) in -
        Receivables, net                                                          (369)           (3,463)           (6,895)
        Inventories                                                              1,163               548               180
        Prepaid expenses and other                                               1,793            (8,392)            2,062
    Increase (decrease) in -
        Accounts payable                                                        (2,184)              697            (6,485)
        Accrued expenses                                                          (164)           (2,596)          (12,311)
        Accrued and current deferred income taxes                                1,267             3,890             2,584
        Deferred revenues                                                       (3,159)             (349)           (5,150)
                                                                             ---------         ---------         ---------
         Total adjustments                                                       2,197            17,139            12,226
                                                                             ---------         ---------         ---------
                 Net cash provided  by  operating activities                     2,784             7,319             3,121
                                                                             ---------         ---------         ---------
Cash Flows from Investing Activities:
         Capital expenditures                                                     (717)           (3,615)          (11,790)
         Acquisition of business, net of cash acquired                              --          (332,679)           (7,418)
                                                                             ---------         ---------         ---------
                 Net cash used in investing activities                            (717)         (336,294)          (19,208)
                                                                             ---------         ---------         ---------
Cash Flows from Financing Activities:
    Issuance of common stock                                                        --           235,000                --
    Term loan and revolving credit commitment principal repayments             (10,000)         (279,000)           (5,000)
    Proceeds from revolving credit commitment                                    6,000                --             5,000
    Repayment of subordinated senior subordinated indebtedness                      --          (199,260)               --
    Proceeds from new term loan and credit facility                                 --           352,000                --
    Proceeds from new senior subordinated indebtedness                              --           250,000                --
    Payment of deferred debt costs                                                  --           (21,657)
                                                                             ---------         ---------         ---------
                  Net cash (used in) provided by financing activities           (4,000)          337,083                --
                                                                             ---------         ---------         ---------
Net (Decrease) Increase in Cash and Cash Equivalents                            (1,933)            8,108           (16,087)
Cash and Cash Equivalents at Beginning of Period                                 3,823                --            23,404
                                                                             ---------         ---------         ---------
Cash and Cash Equivalents at End of Period                                   $   1,890         $   8,108         $   7,317
                                                                             =========         =========         =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                                             $      80         $   3,261         $      77
    Interest                                                                     3,142            20,429            34,069

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 25, 2000
                         (000's omitted in all tables)
                                  (unaudited)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Media Operations, Inc., and subsidiaries for the fiscal year ended March 27, 2000. As discussed below, American Media Operations, Inc. was purchased on May 7, 1999 resulting in a change in the historical cost basis of various assets and liabilities, accordingly, the historical financial information provided herein, for periods prior to May 7, 1999 is not comparable to post acquisition financial information. For purposes of presentation, all historical financial information for periods prior to May 7, 1999 will be referred to as the "Predecessor Company" and the period from May 7, 1999 through September 27, 1999 (the "Inception Period") and the two fiscal quarters ended September 25, 2000 will be referred to as the "Company". A solid black vertical line has been inserted in tables where financial information may not be comparable across periods.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein. Operating results for the fiscal periods ended September 25, 2000 are not necessarily indicative of the results that may be expected for future periods.

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

              Deferred revenues were comprised of the following:

                                 March 27,      Sept. 25,
                                   2000           2000
                                  -------        -------
             Single Copy          $ 9,578        $ 4,220
             Subscriptions         22,895         23,030
             Advertising              581            654
                                  -------        -------
                                  $33,054        $27,904
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

The following unaudited pro forma financial information gives effect to the Transactions and the Globe Acquisition as if each had occurred as of the beginning of the period presented:

                                         Predecessor Company
                                         -------------------
                                      Two Fiscal Quarters ended
                                          September 27, 1999
                                          ------------------

         Operating revenues                   $ 192,531

         Operating expenses                    (135,635)

         Depreciation and amortization          (36,746)
                                              ---------
         Operating income                        20,150

         Interest expense                       (35,811)

         Other income                               342

         Provision  for income taxes               (114)
                                              ---------
         Income (loss) before
            extraordinary charge              $ (15,433)
                                              =========

(4) INVENTORIES

Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation, which approximates market value. Inventories are comprised of the following:

                                                March 27,      Sept. 25,
                                                  2000           2000
                                                --------       --------
Raw materials - paper                            $ 7,958        $ 7,641
Finished product - paper, production
  and distribution costs of future issues          5,016          5,153
                                                 -------        -------
                                                 $12,974        $12,794
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

(6) CREDIT AGREEMENT

As of September 25, 2000 the Company's effective interest rate on borrowings under the New Credit Agreement was 10.2%. The effective rate for borrowings under the New Credit Agreement averaged 10.0% for the two fiscal quarters ended September 25, 2000. The effective rate for borrowings under the new Credit Agreement averaged 8.6% for the period from May 7, 1999 through September 27, 1999 and under the prior Credit Agreement averaged 7.1% for the period from March 30, 1999 through May 6, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In connection with the Transactions and Merger, which were accounted for under the purchase method of accounting, we reflected a new basis of accounting for various assets and liabilities. Accordingly, the historical financial information provided herein, for periods prior to May 7, 1999 is not comparable to post acquisition financial information. To facilitate a meaningful discussion of the comparative operating performance for the two fiscal quarters ended September 25, 2000 and September 27, 1999, the financial information in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented on a traditional comparative basis unless otherwise indicated. We believe the traditional comparative presentation provides the best financial information as the only material change in the historical operations for periods before and after May 6, 1999 is an increase in interest expense related to higher levels of indebtedness and increased amortization expense resulting from a substantial increase in intangible assets.

Results of Operations

Fiscal Quarter Ended September 25, 2000 vs Fiscal Quarter Ended September 27,
1999

Total operating revenues were $99,486,000 for the current fiscal quarter. Operating revenues increased by $26,759,000, or 36.8%, from the prior fiscal quarter, primarily due to the Globe Acquisition, as well as an increase in operating revenues in the core AMI properties driven by the positive impact of a $.10 cover price in February 2000 for the National Enquirer and Star magazines.

Circulation revenues (which include all single copy and subscription sales) were $86,512,000 for the current fiscal quarter. Circulation revenues increased by $24,422,000 or 39.3%, when compared to the prior fiscal quarter, primarily due to circulation revenues from the Globe Properties, as well as the increase in the AMI core properties discussed above.

On October 5, 1999 a newly re-designed and expanded Country Weekly was re-launched as a biweekly publication. Additionally, management named a new editor and publisher during the Company's second quarter of fiscal 2000. Concurrent with the change to a biweekly format the cover price was raised from $1.99 to $2.49. The new frequency and format has resulted in an increase in average single copy unit sales of 46.1%. This increase in circulation units coupled with the price increase resulted in single copy revenues to be almost comparable to the prior year in light of the biweekly format.

Subscription revenues were $8,694,000 for the current fiscal quarter. Subscription revenues decreased by $553,000, or 6.0%, when compared to the prior fiscal quarter, primarily as a result of the reduction in the frequency of Country Weekly from weekly to bi-weekly. One method of increasing the subscription bases of our publications have been to offer discounted subscriptions through an agent; however, management's new direction is to be more newsstand driven.

Advertising revenues were $8,529,000 for the current fiscal quarter. Advertising revenues increased by $3,632,000, or 74.2%, when compared to the prior fiscal quarter. This increase is primarily due to the Globe and Country Music Magazine acquisitions, additional advertising revenues from our core tabloids (National Enquirer and Star magazines) and new advertising revenues from our start-up publications (Auto World Weekly and MIRA!).

Total operating expenses for the current fiscal quarter increased by $23,271,000 when compared to the same prior year quarter. This increase is primarily due to additional expenses related to the Globe Acquisition, costs related to the launches of Auto World Weekly and MIRA! and increased amortization expense. Amortization expense increased by $1,673,000 due to the increase in intangible asset balances from the Transactions and the Globe

Acquisition as well as a reduction in the related amortizable lives, primarily goodwill, from 40 years to 20 years. This increase in amortization expense solely relates to the period subsequent to the Transactions.

Interest expense increased for the current fiscal quarter by $3,219,000 to $17,989,000 compared to the same prior year quarter. This increase in interest expense solely relates to the period subsequent to the Transactions as a result of a higher average effective interest rate and higher levels of indebtedness as a result of the Transactions and the Globe Acquisition.

Our effective income tax rates exceed the federal statutory income tax rate of 35% because of the effect of goodwill amortization which is not deductible for income tax reporting purposes.

Results of Operations

Two Fiscal Quarters Ended September 25, 2000 vs Two Fiscal Quarters Ended September 27, 1999

Total operating revenues were $196,862,000 for the two current fiscal quarters. Operating revenues increased by $56,297,000, or 40.1%, from the two prior fiscal quarters, primarily due to the Globe Acquisition, as well as an increase in operating revenues in the core AMI properties driven by the positive impact of a $.10 cover price in February 2000 for the National Enquirer and Star magazines.

Circulation revenues (which include all single copy and subscription sales) were $171,184,000 for the two current fiscal quarters. Circulation revenues increased by $51,959,000 or 43.8%, when compared to the two prior fiscal quarters, primarily due to circulation revenues from the Globe Properties, as well as the increase in the AMI core properties discussed above.

On October 5, 1999 a newly re-designed and expanded Country Weekly was re-launched as a biweekly publication. Additionally, management named a new editor and publisher during the Company's second quarter of fiscal 2000. Concurrent with the change to a biweekly format the cover price was raised from $1.99 to $2.49. The new frequency and format has resulted in an increase in average single copy unit sales of 46.5%. This increase in circulation units coupled with the price increase resulted in single copy revenues to be almost comparable to the prior year in light of the biweekly format.

Subscription revenues were $17,501,000 for the two current fiscal quarters. Subscription revenues decreased by $1,391,000, or 7.4%, when compared to the two prior fiscal quarters, primarily as a result of the reduction in the frequency of Country Weekly from weekly to bi-weekly. One method of increasing the subscription bases of our publications have been to offer discounted subscriptions through an agent; however, management's new direction is to be more newsstand driven.

Advertising revenues were $15,577,000 for the two current fiscal quarters. Advertising revenues increased by $4,895,000, or 45.8%, when compared to the two prior fiscal quarters. This increase is primarily due to the Globe and Country Music Magazine acquisitions, additional advertising revenues from our core tabloids (National Enquirer and Star magazines) and new advertising revenues from our start-up publications (Auto World Weekly and MIRA!).

Total operating expenses for the two current fiscal quarters increased by $51,212,000 when compared to the same two prior year quarters. This increase is primarily due to additional expenses related to the Globe Acquisition, costs related to the launches of Auto World Weekly and MIRA! and increased amortization expense. Amortization expense increased by $7,001,000 due to the increase in intangible asset balances from the Transactions and the Globe Acquisition as well as a reduction in the related amortizable lives, primarily goodwill, from 40 years to 20 years. This increase in amortization expense solely relates to the period subsequent to the Transactions.

Interest expense increased for the two current fiscal quarters by $7,639,000 to $35,811,000 compared to the same two prior fiscal quarters. This increase in interest expense solely relates to the period subsequent to the Transactions as a result of a higher average effective interest rate and higher levels of indebtedness as a result of the Transactions and the Globe Acquisition.

Our effective income tax rates exceed the federal statutory income tax rate of 35% because of the effect of goodwill amortization which is not deductible for income tax reporting purposes.

In connection with the Transactions, a fee related to an unused bridge loan commitment totaling approximately $4.1 million ($2.6 million net of income taxes) was charged to extraordinary loss in the period from May 7, 1999 through September 27, 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

We have substantially increased our indebtedness in connection with the Transactions and the Globe Acquisition. As a result of the New Credit Agreement and the Notes, our liquidity requirements will be significantly increased, primarily due to increased interest and principal payment obligations under the New Credit Agreement which, other than certain excess cash flow payment obligations, will commence in fiscal 2002. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the New Credit Agreement and the Notes, to make capital expenditures and to cover working capital requirements. As of November 9, 2000, there were no amounts outstanding on the revolving credit facility. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the Notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, or equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Our ability to make scheduled payments of principal and interest under the New Credit Agreement and the Notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At September 25, 2000, we had cash and cash equivalents of $7.3 million and a working capital deficit of $65.1 million. We do not consider our working capital deficit as a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficits result principally from:

 .    our policy of using available cash to reduce borrowings which are recorded as noncurrent liabilities, thereby reducing current assets without a corresponding reduction in current liabilities;

 .    our minimal accounts receivable level relative to revenues, as most of our sales revenues are received from national distributors as advances based on estimated single copy circulation; and

 .    accounting for deferred revenues as a current liability. Deferred revenues are comprised of deferred subscriptions, advertising and single copy revenues and represent payments received in advance of the period in which the related revenues will be recognized.

Historically, our primary sources of liquidity have been cash generated from operations and amounts available under our credit agreements, which have been used to fund shortfalls in available cash. Cash on hand on March 27, 2000 of $23.4 million was used to fund capital expenditures, as well as pay interest payments on the revolving credit facility.

We made capital expenditures in the two fiscal quarters ended September 25, 2000 and September 27, 1999 totaling $11.8 million and $4.3 million, respectively.

At September 25, 2000, our outstanding indebtedness totaled $680.9 million, of which $430.0 million represented borrowings under the New Credit Agreement. In connection with the acquisition of the Globe Properties as discussed in Note 3. to the Consolidated Financial Statements, we expanded our New Credit Agreement by $90 million. As of September 25, 2000 the Company's effective interest rate on borrowings under the New Credit Agreement was 10.2%. The effective rate for borrowings under the New Credit Agreement averaged 10.0% for the two fiscal quarters ended September 25, 2000. The effective rate for borrowings under the New Credit Agreement averaged 8.6% for the period from May 7, 1999 through September 27, 1999 and under the prior credit agreement averaged 7.1% for the period from March 30, 1999 through May 6, 1999. In order to reduce our exposure to interest rate risk, we have entered into a $100.0 million interest rate swap agreement expiring in November 2000 under which we pay a fixed rate of 5.95%. In November 2000, we entered into a new $90.0 million interest rate swap agreement expiring in May 2002 under which we pay a fixed rate of 6.53%.

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

Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA")

The following table and discussion summarizes EBITDA for three and six months ended September 25, 2000 and September 27, 1999.

                  The Company                           Predecessor Company                         The Company
------------------------------------------------- -------------------------------- -----------------------------------------------
        Fiscal                   Fiscal                                                                          Two Fiscal
        Quarter                  Quarter                     March 30,                  May 7, 1999               Quarters
         ended                    ended                        1999                       through                  ended
       Sept. 27,                Sept. 25,                     through                    Sept. 27,               Sept. 25,
         1999                     2000                      May 6, 1999                     1999                    2000
------------------------ ------------------------ -------------------------------- ----------------------- -----------------------
     $ 26,898,000              $33,751,000                  $10,467,000                 $40,094,000             $65,617,000

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

As of September 25, 2000, we have experienced no material Year 2000 problems with the aforementioned systems and applications nor do we expect any problems in the future. Additionally, as of November 9, 2000, we have not experienced any Year 2000 problems with our significant suppliers of goods and services. We will continue to take reasonable efforts to monitor Year 2000 issues relating to our material vendors.

Forward-Looking Statements

Some of the information presented in this Form 10-Q constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

 .     our high degree of leverage and                 .     increasing competition by domestic
      significant debt service obligations,                 and foreign media companies,

 .     our ability to increase circulation and         .     changes in the costs of paper used
      advertising revenues,                                 by us,

 .     market conditions for our publications,         .     any future changes in management,

 .     our ability to develop new publications         .     general risks associated with the
      and services,                                         publishing industry and

 .     outcomes of pending and future                  .     potential adverse effects of potential
      litigation                                            unresolved Year 2000 problems
                                                            including external key suppliers

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

The following table presents the future principal payment obligations and weighted average interest rates associated with our existing long-term instruments assuming our actual level of long-term indebtedness (in 000's):

                                              2000         2001       2002         2003       Thereafter
                                              ----         ----       ----         ----       ---------
Liabilities:
Long-Term Debt

$250,000 Fixed Rate (10.25%)                   --            --          --            --      $250,000

$740 Fixed Rate (11.63%)                       --            --          --            --      $    740

$134 Fixed Rate (10.38%)                       --            --          --      $    134            --

Term Loan and Revolving Loan
Variable Rate (10.2% for the quarter
    Ended September  25, 2000)                 --            --      $9,975      $ 17,050      $402,975
Interest Rate Derivatives:
    Interest Rate Swaps:
        Variable to Fixed               $ 100,000            --          --            --            --
        Average Pay Rate                    (5.95%)
        Average Receive Rate                (6.72%)

Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt net of the effect of our interest rate swap would result in a change of $825,000 in our interest expense for the three months ended September 25, 2000.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         NONE

During the fiscal quarter ended September 25, 2000, the Company filed no reports on Form 8-K.

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


                                          AMERICAN MEDIA OPERATIONS, INC.
                                          -------------------------------
                                          Registrant

Date: November 9, 2000                    By: /s/ JOHN A. MILEY
                                             ----------------------------
                                             John A. Miley
                                             Executive Vice President
                                             Chief Financial Officer