Form 10-K405
period 2001-03-26
AMERICAN MEDIA OPERATIONS INC
filed 2001-06-25
CIK 853927

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

          (Mark One)               ANNUAL REPORT PURSUANT TO SECTION 13 OR
                                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             (X)                   For the Fiscal Year Ended March 26, 2001
                                                     OR
             ( )                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes x  No __
                                     -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./x/

As of June 25, 2001, 7,507.6 shares of registrant's common stock were outstanding. The common stock is privately held and, to the knowledge of registrant, no shares have been sold in the past 60 days.

                      Documents Incorporated by Reference
                                     None

                       AMERICAN MEDIA OPERATIONS, INC.
                                  FORM 10-K
                       FOR THE YEAR ENDED MARCH 26, 2001

PART I

    Item 1.  Business

    Item 2.  Properties

    Item 3.  Legal Proceedings

    Item 4.  Submission of Matters to a Vote of Security Holders

PART II

    Item 5.  Market for Registrant's Common Equity and Related Security Holders

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

PART III

    Item 10. Directors and Executive Officers

    Item 11. Executive Compensation

    Item 12. Security Ownership of Certain Beneficial Owners and Management

    Item 13. Certain Relationships and Related Transactions

PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

             Signatures

                                    PART I

ITEM 1.  BUSINESS

    Unless the context otherwise requires, references in this Form 10-K to the "Company" or "us", "we" or "our" are to American Media Operations, Inc. and its subsidiaries. All references to a particular fiscal year are to the four fiscal quarters ended the last Monday in March of the fiscal year specified.

    We were incorporated under the laws of Delaware in February 1981 and are a wholly-owned subsidiary of American Media, Inc. ("Media"). We conduct all of Media's operations and represent substantially all of Media's assets. Our headquarters and principal executive offices are located at 5401 N.W. Broken Sound Blvd, Boca Raton, FL 33487 and the telephone number is (561) 997-7733.

    In February 1999, we ceased publication of Soap Opera News and Soap Opera Magazine and sold certain of the trademarks and other soap opera publishing assets relating to these magazines (collectively, the "Soap Opera Assets") to Primedia, Inc. for $10 million in cash. In addition, we may receive future consideration through February 2002 based upon increased financial performance above certain levels of Primedia, Inc.'s Soap Opera Digest and Soap Opera Weekly publications. There can be no assurance however that we will receive any such future consideration. As of June 25, 2001, we have not received any such consideration.

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

    On July 11, 2000, the Company and the former owner of the Globe Properties signed an agreement whereby the existing voting shareholders of the LLC repurchased the $5 million of equity in the LLC originally issued to the former owner. Concurrent with this purchase, the former owner and his son resigned their positions as directors of the board of American Media.

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

    On August 1, 2000, the Company acquired certain publishing assets and liabilities of Country Music Magazine for total cash consideration of $600,000. Country Music Magazine is a bi-monthly special interest magazine presenting various aspects of country music, lifestyles, events and personalities.


Industry Data and Circulation Information

    Unless otherwise specifically indicated, all statements presented in this Form 10-K regarding (a) circulation rankings in the United States and Canada of National Enquirer, Star, Globe, National Examiner, Weekly World News and Sun relative to other magazines are based on weekly single copy circulation and of Country Weekly in its category based on bi-weekly circulation, (b) rankings in the United States and Canada of National Enquirer, Star, Globe and National Examiner relative to other magazines based on total magazine retail dollars generated, (c) our publications' share of total weekly single copy circulation in the United States and Canada and (d) the percentage that average weekly single copy circulation of our publications in the United States, Canada or outside of North America represents of total average weekly single copy circulation of our publications are based upon statistical data obtained from the report of the Audit Bureau of Circulations for the six months ended December 31, 2000 (which information has not been independently verified by us). Unless otherwise indicated, all average weekly circulation information for our publications is an average of actual weekly circulation for the twelve months ended March 26, 2001. All references to "circulation" are to single copy and subscription circulation, unless otherwise specified. All information regarding National Enquirer, Star, Country Weekly, and Country Music is based on Spring 2001 Mediamark Research Inc. syndicated research data (which information has not been independently verified by us). Information regarding magazine audience estimates (i.e. multiple readers per copy) and reader demographics for all other AMI titles are based on research conducted by outside independent research companies and the individual publishers' estimates.


                                  The Company

Overview

    We are a leading publisher in the field of general interest magazines, publishing National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun, Country Weekly, Country Music Magazine, MIRA!, Auto World Monthly and other smaller monthly publications with a current aggregate weekly newsstand circulation of approximately 4.6 million copies. National Enquirer, Star, and Globe, our premier titles, have the first, fifth and sixth highest weekly single copy circulation, respectively, of any weekly periodical in the United States. We are the leader in total weekly single copy circulation of magazines in the United States and Canada with approximately 36% of total U.S. and Canadian circulation for audited weekly publications. We derive approximately 85% of our revenues from circulation, predominantly single copy sales in retail outlets, and the remainder from advertising and other sources. National Enquirer, Star, Globe and National Examiner are distributed in approximately 165,000 retail outlets in the United States and Canada, representing, in the opinion of management, substantially complete coverage of periodical outlets in these countries. Distribution Services, Inc. ("DSI"), our subsidiary, arranges for the placement and merchandising of our publications and third-party publications at retail outlets throughout the United States and Canada. In addition, DSI provides marketing, merchandising and information-gathering services for third parties.

     Our tabloid publications are among the most well-known and widely distributed titles in the publishing industry. While our tabloid publications have a current aggregate weekly newsstand circulation of approximately 4.6 million copies, they enjoy a weekly readership of over 30 million people due to multiple readers per copy sold. Our other titles (including the Mini Mags, Micro Mags and Digests) contribute an additional readership of over 20 million, giving AMI titles a total readership in excess of 50 million. As a result, we believe our publications enjoy strong consumer brand awareness with a large and loyal readership base. Our publications include the following titles:

     . National Enquirer is a weekly general interest periodical with a editorial content devoted to investigative reporting, celebrity gossip & features, human interest stories and articles covering lifestyle topics such as health, food and household affairs. National Enquirer is the highest selling weekly periodical in the United States and Canada based on single copy circulation, selling on average 1,657,000 copies per week. National Enquirer has a total average weekly circulation of 2,041,000 copies, including subscriptions, with a total readership in the U.S. and Canada of 14.1 million. The median age of the National Enquirer's readership is 41 and almost 70% of the readers are women. National Enquirer's cover price is $1.89 in the United States and the 72 page expanded issues (versus a regular issue of 48 pages) are priced at $2.89. In Fiscal 2001, there were nine such issues. Excluding these nine expanded issues, average single copy and total average weekly circulation was 1,680,000 and 2,064,000 respectively.

     . Star is a weekly celebrity news-based periodical dedicated to covering the stars of television, movies and music, as well as the lives of the rich and famous from politics, business, royalty and other areas. Star's editorial also incorporates fashion, health, fitness, diet, all with a celebrity spin. Star is the fifth highest selling weekly periodical in the United States and Canada based on single copy circulation, selling on average 1,301,000 copies per week. Star has a total average weekly circulation of 1,612,000 copies, including subscriptions, with a total readership in the U.S. and Canada of 7.8 million. The median age of the Star's readership is 40 and over 70% of the readers are women. Star's cover price is $1.89 in the United States and the 72 page expanded issues (versus a regular issue of 48 pages) are priced at $2.89. In fiscal 2001, there were nine such issues. Excluding these nine expanded issues, average single copy and total average weekly circulation was 1,321,000 and 1,632,000, respectively.

     . Globe is a weekly tabloid with content that is much edgier than the National Enquirer and Star, with a greater emphasis on investigative crime stories. Globe is the sixth highest selling weekly periodical in the United States and Canada based on single copy circulation, selling on average 663,000 copies per week. Globe has a total average weekly circulation of 730,000 copies, including subscriptions, with an estimated readership of over 4.2 million. Over 70% of the readers are women, with an estimated median age of 47. Globe's cover price is $1.89 in the United States and the

          72 page expanded issues (versus a regular issue of 48 pages) were priced at $2.89. In fiscal 2001, there were seven such issues. Excluding these seven expanded issues, average single copy and total average weekly circulation was 671,000 and 738,000, respectively.

     . National Examiner's editorial content consists of celebrity and human-interest stories, differentiating itself from the other titles through its upbeat positioning as the "gossip, games and good news" tabloid. The National Examiner sells an average 335,000 copies per week, with a average weekly circulation of 358,000 copies, including subscriptions. Total readership is estimated at 1 million, 85% female, with an estimated median age in their early 50s. National Examiner's cover price is $1.89 in the United States.

     . Weekly World News is a tabloid devoted to the publication of entertaining, bizarre and strange but true stories. There is much humorous original content and the paper has created several characters that have become staples of pop culture. Weekly World News has an average weekly single copy circulation of 254,000 copies, with a total average weekly circulation of 275,000 copies, including subscriptions. Readership is estimated at 1.5 million. The young (40% of the readership is under 30) and old (45% is over 60) are drawn to the funny and unusual mix of stories found in Weekly World News. Weekly World News' cover price is $1.69 in the United States.

     . Sun's editorial content is skewed to an older target audience and focuses on religion, health, holistic remedies, predictions and prophecies. Sun also includes entertaining and unusual articles from around the world. Sun has an average weekly single copy circulation of approximately 167,000 copies, with a total readership estimated at 550,000. 80% of Sun's readers are women, with a median age approaching
          60. The Sun has a cover price of $1.69 in the United States.

     . Country Weekly is a special interest magazine presenting various aspects of country music, lifestyles, events and personalities, and has the highest weekly circulation of any such magazine in its category. On October 5, 1999 a newly re-designed and expanded Country Weekly was re-launched as a biweekly publication. Concurrent with the change to a biweekly format the cover price was raised from $1.99 to $2.49. Country Weekly has an average single copy circulation of 224,000 copies, with a total average bi-weekly circulation of 447,000 copies, including subscriptions. Total readership is 2.8 million, and 67% of the readers are women. The median age is 40.

     . Country Music Magazine is a bi-monthly publication that is also a special interest magazine presenting various aspects of country music, lifestyles, events and personalities. The Company acquired Country Music Magazine on August 1, 2000. Since the acquisition date, Country Music Magazine had an average single copy circulation of approximately 18,000 copies with a total average circulation of 319,000 copies and a cover price of $2.99 in the United States. Country Music Magazine has a total readership of 4.8 million, and 64% of the readers are women. The median age is 43.

     . Micro Mags. We publish pocket-sized books under the name of Micro Mags covering such topics as diets, horoscopes, health and psychic phenomena. Thirteen releases are published annually, each with four titles, at a current price of $1.79. In fiscal 2001, revenues for Micro Mags were approximately $5.3 million.

     . Mini-Mags and Digest. Our Mini-Mags and Digest business was added in the Globe Acquisition. The unit publishes a series of booklets ranging in price from $0.99 to $2.59 and covering such topics as diets, health, astrology and pets. Mini-Mags and Digests are similar to our Micro Mags publications. The Mini-Mags and Digest business produces approximately 81 million booklets and approximately $19.0 million in sales. The combination of Globe's former Mini-Mags unit and our Micro Mags has created the largest unit of its kind in the publishing business. The combined unit is expected to cover 616,000 pockets at supermarket checkouts.

     . Mira. Launched in June of 2000 as a bi-weekly, Mira is a Spanish language magazine that features exclusive news, gossip and goings-on about the hottest stars in the Latino community, along with interviews and in-depth stories spotlighting them at work and at play. It is distributed at checkout in supermarkets, bodegas and mass merchandisers in the top 43 Hispanic markets in the U.S. Based on single copy sales growth, Mira shifted to a weekly frequency in January 2001. The magazine has a cover price of $1.79 and a weekly circulation of 200,000. Total readership is estimated at 800,000. 74% of the readers are women and the median age is 37.

     . AMI Auto World Magazine. Launched as a biweekly in June 2000, Auto World targets the in-market buyer and is the only automotive magazine sold at checkout in supermarket and mass merchandisers. The readership is 33% female, giving Auto World by far the highest number of women readers of any automotive title. Articles focus on buying new and pre-owned cars, road tests, comparison tests, news, pricing, recalls and rebates. Auto World shifted to a monthly frequency in July 2001. The magazine has a cover price $3.95 and a projected monthly circulation of 100,000.

     . New Media. There are web sites for the National Enquirer (nationalenquirer.com), Star (starmagazine.com), Country Weekly (countryweekly.com), Weekly World News (weeklyworldnews.com) and Auto World Monthly (amiautoworld.com). The company is currently syndicating its content to Lycos, Iwon, Keen and E-universe, and is working on similar agreements with numerous other web sites. Syndication fees are based on shared subscription and advertising revenues.



Circulation

     Our tabloid publications have an aggregate weekly newsstand circulation of approximately 4.6 million copies and a weekly readership of over 30 million people due to multiple readers per copy sold. We derive approximately 85% of our revenues from circulation and the remainder from advertising and other sources. Approximately 90% of our circulation revenues are generated by single copy circulation at retail outlets and the remainder by subscriptions. The United States, Canada and areas outside of North America represented approximately 87%, 10% and 3% of average weekly single copy circulation, respectively.

     Single Copy Circulation.   The following table sets forth average weekly
single copy circulation and U.S. cover prices for our publications for the three fiscal years 1999, 2000 and 2001.


Average Weekly Single Copy Circulation and U.S. Cover Price

                                                                      For Fiscal Year Ended
                                                       ----------------------------------------------------
                                                       March 29,            March 27,               March 26,
                                                          1999                2000                    2001
                                                       ---------            ---------               ---------
                                                                  (circulation data in thousands)
National Enquirer
   Single Copy Circulation                               1,766                1,743 (3)               1,657 (4)
   Cover Price                                          $ 1.49 (1)           $ 1.69 (1)              $ 1.89 (1)

Star
   Single Copy Circulation                               1,445                1,407 (3)               1,301 (4)
   Cover Price                                          $ 1.49 (1)           $ 1.69 (1)              $ 1.89 (1)

Globe
   Single Copy Circulation                                 759                  741                     663 (4)
   Cover Price                                          $ 1.49 (1)           $ 1.69                  $ 1.89 (1)

National Examiner
   Single Copy Circulation                                 430                  401                     335
   Cover Price                                          $ 1.49 (1)           $ 1.69                  $ 1.89 (1)

Weekly World News
   Single Copy Circulation                                 350                  306                     254
   Cover Price                                          $ 1.39 (1)           $ 1.59 (1)              $ 1.69 (1)

Sun
   Single Copy Circulation                                 219                  207                     167
   Cover Price                                          $ 1.39 (1)           $ 1.59 (1)              $ 1.69 (1)

Country Weekly
   Single Copy Circulation                                 169                  175 (2)                 224
   Cover Price                                          $ 1.99 (1)           $ 2.49 (1)              $ 2.49 (1)

____________________________________

(1) We increased the U.S. cover price on each of the National Enquirer, Star, Globe and National Examiner from $1.49 to $1.59 on July 27, 1999, to $1.69 on February 8, 2000 and to $1.79 on October 3, 2000, and then to $1.89 on March 13, 2001. We increased the U.S. cover price on Weekly World News and Sun from $1.25 to $1.39 on September 1, 1998, to $1.49 on July 27, 1999, to $1.59 on January 4, 2000 and then to $1.69 on January 2, 2001. We increased the U.S. cover price on Country Weekly on April 7, 1998 from $1.69 to $1.79, to $1.99 on March 2, 1999 then to $2.49 on October 5, 1999 simultaneously with its re-launch as a bi-weekly publication.

(2) Bi-weekly average circulation from October 5, 1999 through March 27, 2000 was 205,000.

(3) Amount includes six expanded issues for both the National Enquirer and Star that include 72 pages versus a regular issue of 48 pages and are priced at $2.69. Excluding these six issues, single copy circulation was 1,767,000 and 1,428,000 for both the National Enquirer and Star, respectively.

(4) Amount includes nine expanded issues for both the National Enquirer and Star and seven expanded issues for the Globe that include 72 pages versus a regular issue of 48 pages and are priced at $2.89. Excluding these nine issues, single copy circulation was 1,680,000, 1,321,000 and 671,000 for the National Enquirer, Star, and Globe, respectively.

     For fiscal 2001, single copy circulation for each of our six tabloids experienced a decline. Overall our tabloid titles were down 8.9% in units while
the overall magazine industry was down 11.1%.    In what was called by industry
experts the "worst year ever" for single copy sales (verified by the December 2000 ABC report), ten of the top twenty five newsstand titles suffered double digit declines in newsstand sales. Additionally, newsstand sales decreased for nearly two thirds of all ABC magazines.

     The root cause of these declines lies primarily with the wholesalers that physically distribute our magazines (i.e. deliver to the retailer, fill the pockets at checkout, etc.). There has been an industry wide consolidation in the wholesaler distribution industry that has resulted in four wholesalers representing 81% of the market today and 55 smaller wholesalers representing the remaining 19%. In an effort to gain further market share, these four wholesalers negotiated contracts with the major retailers that resulted in increased share, but lower margins. To economize, the wholesalers have had to cut expenses, which in turn resulted in very poor service levels. Minimal time spent in stores meant pockets were not properly stocked. Allotments were reduced to speed up returns processing and over 20 thousand retail outlets were dropped from delivery routes to save on time and expenses.

     For example, our research showed that an average of 14% of our pockets either did not have any copies of our publications or were occupied by a competitive title. These pocket violations are as high as 22% for our secondary titles such as the Weekly World News and Sun. We believe that these pocket violations and overall recent distribution issues are a major reason behind our circulation declines in the past year, and that correcting them could recapture lost retail sales for our titles. As we are the largest and most profitable publisher to both the retail and wholesale trade, we are in a unique position to lead the industry in further studying and resolving these issues. Currently, we are working with all the wholesalers, as well as other large publishers and retailers on improving service levels. After witnessing the decline in overall unit sales in calendar year 2000, the entire industry of publishers, wholesalers and retailers are now keenly focused on improving distribution to regain lost sales.

     Despite the unit circulation declines during fiscal 2001, we have been able to increase our total tabloid retail dollars (the total amount of gross revenue generated by retailers) by 5.7% through prudent increases in our cover prices. We continue to believe and our in-depth consumer research shows that increasing cover prices prudently over time does not have a material impact on circulation.

     In order to build our brand names and support our price increases we have continued our multi- tiered advertising campaign, which includes television, print and outdoor advertising for the National Enquirer and Star. These campaigns emphasize each publications strong journalistic content and
investigative nature.   For the fiscal years ended March 26, 2001 and March 27,
2000 we spent approximately $9.5 million and $9.6 million, respectively on our advertising campaigns.

     Mainstream recognition of the tabloids has never been higher. After the National Enquirer broke the Jessie Jackson mistress affair, the Washington Post called it "the hottest paper in America". The Star was recently cited by Fox News for its revelations about Congressman Gary Condit and missing Washington intern Chandra Levy.

     This type of mass media advertising and PR exposure has significantly benefited the overall readership of both papers, which in turn has driven ad sales to unprecedented levels. According to the Spring MRI syndicate research, the National Enquirer readership increased by 16.6% and the Star by 9.2%. Ad pages for the period January-April 2001, as measured by the Publishers Information Bureau, have grown by 27% for National Enquirer and 26% for Star over prior year. These increases were the highest among ABC titles for that period.


Subscription Sales.

     Our strategy with respect to subscriptions seeks to optimize subscription revenues and profitability as opposed to subscription circulation. We accomplish this strategy by focusing on direct sales of our titles by us through inserts and direct mailings. From time to time, however, we utilize agents, such as Publishers Clearing House, to maintain and expand our subscriber base subscription circulation. In fiscal 2001, approximately 10% (or $35.0 million) of our total revenues from circulation were from subscription sales. Average weekly subscription circulation for fiscal 2001 were 384,000 copies for National Enquirer, 311,000 copies for Star, 67,000 copies for Globe, 23,000 copies for National Examiner, 21,000 copies for Weekly World News, 5,000 copies for Sun and 223,000 copies for Country Weekly as a bi-weekly publication.

     Subscription renewal rates for our publications (exclusive of subscriptions sold by direct mail agents) were 85% for National Enquirer, 85% for Star, 73% for the Globe, 70% for the National Examiner, 62% for the Sun, 78% for Weekly World News and 70% for Country Weekly for subscriptions which expired during the 2000 calendar year. In calendar 2000, approximately two-thirds of our subscribers purchased their subscriptions directly from us. We believe that our core subscribers are those who do not purchase through direct mail agents due to the fact that renewals by people who subscribe through direct mail agents are low.

Advertising Revenues

     We had approximately $37.1 million in advertising revenues in fiscal 2001. Our advertising revenues are generated by national advertisers, including consumer product and broadcasting companies, direct response and classified advertisers. We employ advertising sales people and maintain advertising sales offices in New York City, Chicago, Los Angeles, Detroit, Nashville, Miami and Boca Raton.


Editorial

     The editorial departments of our publications operate independently. The editorial headquarters for National Enquirer, Star, Globe, National Examiner, Sun and Weekly World News are in Boca Raton, Florida. The tabloids also have editorial bureaus in Los Angeles and New York. MIRA's editorial headquarters is located in Miami, Florida. Country Weekly and Country Music Magazine's editorial headquarters are located in Nashville, Tennessee. Auto World Magazine's editorial headquarters is located in Pass Christian, Mississippi.

     The editorial news gathering operation of National Enquirer, Star and Globe are each directed by an editor-in-chief, an executive editor who supervises article editors, including a Los Angeles and New York bureau chief. The article editors are responsible for developing and gathering news stories and story ideas. The article editors also have staff reporters, as well as photo editors who work under the direction of a head photo editor. Stories brought in for publication are processed through a skilled team of writers and a design layout department. Each story is checked during the process by a research department before actual publication.

     In addition to their editorial staffs, National Enquirer, Globe and Star pay outside sources for story leads. In addition to their editorial staffs the National Enquirer, Globe and Star have networks of free-lance reporters and free-lance photographers to whom they can assign stories. Because a significant amount of our editorial content is based on investigative reporting, our publications are "first source" or "breaking story" magazines for our readers .

     The editorial staffs of Weekly World News, National Examiner, Sun, Country Weekly, Country Music Magazine, MIRA! and Auto World are each managed by an editor-in-chief.

     Due to the nature of the investigative reporting, National Enquirer, Globe and Star have internal procedures of having legal counsel (outside and internal) review any articles, photographs and headlines before any story is published.
We believe that this pre-publication "vetting" has been important in mitigating the risk and occurrence of libel-based suits against the publications. There are currently no claims pending that we believe would have a material adverse effect on our operations.

Production and Distribution

     An unrelated third-party performs most of the pre-press operations for our publications and is responsible for transmitting them electronically to printing plants. We have a long-term printing agreement with an unrelated domestic printer to print National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun and Country Weekly through December 2010 for sales in the United States, Canada and, to the extent applicable, outside of North America (except for the United Kingdom). This same printer also prints the majority of our other publications. National Enquirer has a special United Kingdom edition, which is printed by another unrelated printer. Once printed, the copies are distributed primarily by 4 regional wholesalers, who represent 81% of the market, as well as 55 smaller wholesalers who represent the remaining 19%, in the United States and Canada, who deliver the requisite number of copies to approximately 165,000 retail sales locations. We believe our relationships with our printing companies are adequate and that there are printing facilities available elsewhere, should the need arise. The principal raw materials utilized by our publications are paper and ink. Paper is purchased directly by us from several suppliers based upon pricing and, to a lesser extent, availability. Ink utilized by our publications is purchased by the printers from at least two different ink suppliers. Both paper and ink are commodity products with pricing affected by demand, capacity and economic conditions. We believe that adequate sources of supply are, and will continue to be, available to fulfill our requirements.

     Our operating income may be significantly affected by the price of paper used in our publications. If paper prices increase in the future and we cannot pass these costs on to our customers, such increases may have a material adverse effect on us. We have currently committed our volume requirements with our major suppliers through March 2002; however, we have not locked in prices beyond June of 2001 as we believe that the price of paper will be declining based on current market conditions.

Marketing and Merchandising

     We have established, through DSI, our own marketing organization whose primary function is to coordinate the placement and merchandising of our publications and third-party publications in retail outlets throughout the United States and Canada. In addition to the services DSI provides for our publications, DSI acts as a "quarterback" for approximately 45% (based on our estimates) of new front-end racking programs initiated annually in the United States and Canada by supermarkets and other retailers. Recently, DSI has begun to leverage its network of field representatives, which are regularly in retail outlets performing its services, by expanding its services to provide merchandising, resetting of rack programs and other information services to consumer product companies outside the publishing industry. DSI's field representatives visit approximately 17,000 locations weekly, representing 40% of AMI's volume.

     Approximately every three years, supermarkets and other retailers typically redesign their front-end racks, generally as part of store renovations or new store openings. As a "quarterback," DSI is selected by retailers to coordinate the design and installation of the front-end racks and the positioning of magazines for increased sales. Publishers, including the Company, which are allocated space on a rack enter into contracts directly with the retailer for the payment of fees (rack display payments) or other charges with respect to that space. DSI uses its role as quarterback of new front-end rack programs initiated annually by retailers in the United States to achieve better placement of our publications and of the publications of DSI's third-party publishing clients. DSI is not paid by the retailers for the services it renders as quarterback.

     DSI provides marketing services for the Company and third-party publishing clients to achieve favorable placement of their respective publications at supermarkets and other retail outlets. DSI also provides merchandising, resetting of rack programs and other information services such as checking retail stock displays and repositioning and restocking in-store inventories for the Company and its other clients. DSI's staff is equipped with handheld computers in order to enhance the timeliness and accuracy of its information-gathering services.

     Some of DSI's third-party clients include Hachette, which publishes Woman's Day, Woman's Day Specials and Elle; Gruner & Jahr USA/Publishing, which publishes Family Circle, Family Circle Specials, Rosie (formerly McCall's), Fitness, Parents and YM; Wenner Media, Inc., which publishes US Weekly Magazine, Rolling Stone Magazine and Men's Journal; Newsweek, Inc., which publishes Newsweek; and Rodale Press, Inc., which publishes Prevention and Prevention Guides.

     DSI's contracts to provide marketing and merchandising services to third-party clients generated approximately $15.6 million in revenues in fiscal 2001, as compared to $14.2 million and $13.6 million in fiscal 2000 and fiscal 1999, respectively.


Other Businesses

     On November 27, 2000, the Company solid its 80% owned subsidiary, Frontline Marketing, ("FMI") to the minority shareholder for a $2.5 million note receivable (See Note 9 to the Consolidated Financial Statements).

     Through FMI, we sold in-store advertising space to various product manufacturers and other national advertisers. FMI owns signage consisting of elevated light displays at checkout counters in about 5,100 supermarkets and considers itself a premier advertising vehicle for new products and front-end brands. FMI is responsible for maintaining the signage and pays retailers commissions on advertising sales. In fiscal 2001, revenues from FMI were $2.1 million or approximately 0.5% of total operating revenues.

     We also had ancillary sales (primarily licensing and syndication sales) of $1.9 million in fiscal 2001.

Competition

     National Enquirer, Globe, Star, National Examiner, Weekly World News, Sun, MIRA!, Country Music Magazine and Country Weekly compete in varying degrees with other publications sold at retailers' checkout counters, as well as forms of media concentrating on celebrity news, such as certain newspapers, magazines and television and radio programs. We believe that historical declines in single copy circulation of National Enquirer, Globe, Star and National Examiner have resulted in part from increased competition from these publications and forms of media. Competition for circulation is largely based upon the content of the publication, its placement in retail outlets and, to a lesser extent, its price. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results. We believe that currently our most significant direct competitors in the print media are Time Warner Inc. (which publishes People, In Style and Entertainment Weekly), Wenner Media, Inc. (which publishes US Weekly Magazine), and TV Guide, Inc. (which publishes TV Guide).

     DSI competes with many other companies providing marketing and distribution services, such as full-service national distributors, wholesalers and publishers with their own marketing organizations.

Employee Relations

     We currently employ approximately 627 full-time employees and 1,407 part-time employees. Approximately 1,519 of our employees, including almost all of our part-time employees, work for DSI. None of our employees is represented by any union or other labor organization. We have had no strikes or work stoppages during the last five years. We believe that our relations with our employees are good.

ITEM 2.  PROPERTIES

     We own our headquarters building, which was acquired as part of the Globe Acquisition in Boca Raton, Florida. This premise is a three story, 70,000 square foot free standing building. This building houses the editorial staffs of the National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun, and Mini-Mags, as well as our corporate office.

     We also lease 11,800 square feet in New York, New York for advertising, editorial, and new media personnel, 16,400 square feet in Delray Beach, Florida for certain back office functions, 12,500 square feet in West Palm Beach, Florida for DSI and 3,000 square feet for Country Weekly and Country Music Magazine in Nashville, Tennessee. Various other smaller properties are leased primarily in New York, Los Angeles, Detroit, Miami, and Pass Christian, Mississippi for certain of our other operations. We believe that all of our properties are in generally good condition and are adequate for current operations.


ITEM 3.  LEGAL PROCEEDINGS

     We are involved in a number of litigation matters, which have arisen, in the ordinary course of business. Because the focus of our publications often involves controversial celebrities or subjects, the risk of defamation or invasion of privacy litigation arises in the ordinary course of our business. Our experience suggests that the claims for damages made in such lawsuits are heavily inflated and, in any event, any reasonably foreseeable liability or settlement would be covered by insurance. During the five fiscal years ended March 26, 2001, we paid approximately

$21 million in the aggregate for legal fees (including prepublication review and litigation), litigation related insurance premiums and, to a lesser extent, litigation settlements, including amounts covered by insurance payments. We have not experienced any difficulty obtaining such insurance and do not expect to experience any material difficulty in the future. There are currently no claims pending that we believe would have a material adverse effect on our operations.

     Multiple sources as well as documentation are sought for all stories that are potentially controversial or subject to dispute. In addition, because of their high level of investigative reporting, prior to publication, we retain special libel counsel for National Enquirer and we utilize six full-time attorneys for the prepublication review of all sensitive stories and celebrity news and photos for the Globe, Star and National Examiner. Before publishing book excerpts, we generally obtain indemnification from the publisher, author and/or agent concerning publication rights and defamation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of our security holders during fiscal
2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDERS

    All of the Company's common stock is owned by Media. Accordingly, there is no established public trading market for our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data for each of the five fiscal years in the period ended March 26, 2001 below have been derived from the consolidated financial statements of the Company, which have been audited by independent certified public accountants. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Form 10-K. As discussed above, the parent of American Media Operations, Inc. was purchased on May 7, 1999 resulting in a change in the historical cost basis of various assets and liabilities. Accordingly, the historical financial information provided herein, for periods prior to May 7, 1999 is not comparable to post acquisition financial information. For purposes of presentation, all historical financial information for periods prior to May 7, 1999 will be referred to as the "Predecessor Company" and all periods subsequent to May 6, 1999 will be referred to as the "Company". The period from May 7, 1999 through March 27, 2000 will be referred to as the "Inception Period". A solid black vertical line has been inserted in tables where financial information may not be comparable across periods.

                                                           Predecessor Company
                                          -----------------------------------------------------
                                                     Fiscal Years Ended                                        The Company
                                          ----------------------------------------               ------------------------------
                                                                                    Six Weeks       Forty-Six
                                                                                    from March      Weeks from       Fiscal Year
                                                                                       30,         May 7, 1999          Ended
                                          March 31,    March 30,     March 29,       through         through          March 26,
                                           1997 (1)      1998          1999        May 6, 1999    March 27, 2000        2001
                                          ---------    ---------     ---------     -----------    --------------    -----------
                                                                  (dollars in thousands)
Statement of Income Data:
Operating Revenues                         $315,988     $307,684      $293,459       $  31,163       $  294,046      $  397,783
Operating Expenses (2)                      228,817      237,104       228,060          24,399          254,274         335,213
                                          ---------    ---------     ---------     -----------    -------------     -----------
Operating Income                             87,171       70,580        65,399           6,764           39,772          62,570
Interest Expense                            (56,284)     (50,486)      (46,897)         (4,837          (57,466)        (71,742)
Other Income (Expense), Net (3)              (1,705)      (1,641)        2,943              25              125             751
                                          ---------    ---------     ---------     -----------    -------------     -----------
Income before Income Taxes and
  Extraordinary Charge                       29,182       18,453        21,445           1,952          (17,569)         (8,421)
Income Taxes                                 16,716       12,437        13,559           1,365            1,361           6,875
                                          ---------    ---------     ---------     -----------    -------------     -----------
Income (Loss) before Extraordinary Charge    12,466        6,016         7,886             587          (18,930)        (15,296)
Extraordinary Charge, net of Income
   Taxes (4)                                     --           --        (2,161)             --           (2,581)             --
                                          ---------    ---------     ---------     -----------    -------------      ----------
Net Income (Loss)                          $ 12,466     $  6,016      $  5,725        $    587       $  (21,511)     $ ( 15,296)
                                          =========    =========     =========     ===========    =============      ==========
Balance Sheet Data:
Total Assets                               $670,850     $647,930      $616,838             N/M       $1,166,964      $1,134,990
Total Debt                                  528,662      497,535       471,134             N/M          680,874         680,874
Total Stockholder's Equity                   48,457       54,473        60,198             N/M          201,698         186,493
Other Data:
EBITDA (5)                                 $114,593     $ 99,926      $ 96,347        $ 10,467       $   96,982         139,303
Depreciation                                  8,145        9,252        11,035           1,272           10,281          19,154
Amortization of Intangibles                  21,075       21,075        21,075           2,431           46,928          57,579
Capital Expenditures                          8,526       11,018        15,019             717           13,330          27,875

(1) Fiscal 1997 includes 53 weeks as compared to 52 weeks for all other fiscal years presented.
(2) Fiscal 1999 is net of a gain of $6.5 million from the sale of the Soap Opera Assets.
(3) Other income (expense) for the periods from March 25, 1996 through March 29, 1999 is comprised of the management fee accrued during such period and miscellaneous nonrecurring items and includes for the period ended March 29, 1999, a net gain of $4.4 million from the favorable settlement of certain litigation. The fiscal year ended March 27, 2000 and the six weeks ended May 6, 1999 includes miscellaneous non-recurring items. The fiscal year ended March 26, 2001 includes minority interest income of $376,000 and interest income of $570,000.
(4) In connection with the Transactions, a fee related to an unused bridge loan commitment totaling approximately $4.1 million ($2.6 million net of income taxes) was charged to extraordinary loss in the Inception Period. During fiscal 1999, we recorded an extraordinary charge totaling approximately $3.4 million ($2.2 million net of income taxes) related to the write-off of deferred debt issuance costs and other charges relating to the refinancing of indebtedness.
(5) EBITDA is defined as net income (loss) before extraordinary charges, interest expense, income taxes, depreciation and amortization and other income (expense) (other than management fees). The management fees included in other income (expense) were $1.8 million, $1.7 million and $1.2 million respectively, for fiscal 1997, 1998 and 1999. Beginning in fiscal 2000, a new monitoring fee of $750,000 per annum, of which $663,000 and $750,000 were charged in fiscal 2000 and 2001, respectively, is included in selling, general and administrative operating expense and therefore is included in the calculation of EBITDA. EBITDA is not a measure of performance defined by GAAP. EBITDA should not be considered in isolation or as a substitute for net income or a statement of cash flows, which have been prepared in accordance with GAAP or as a measure of our operating performance, profitability or liquidity. We believe EBITDA provides useful information regarding our ability to service our debt, and we understand that such information is considered by certain investors to be an additional basis for evaluating a company's ability to pay interest and repay debt. EBITDA measures presented herein may not be comparable to similarly titled measures of other companies due to differences in methods of calculation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is a discussion of our financial condition and results of operations for the three fiscal years ended March 26, 2001. This discussion should be read in conjunction with our consolidated financial statements and the related notes thereto.

Overview

     In connection with the Transactions and Merger, which were accounted for under the purchase method of accounting, we reflected a new basis of accounting
for various assets and liabilities.   Accordingly, the historical financial
information provided herein, for periods prior to May 7, 1999 is not comparable
to post acquisition financial information.   To facilitate a meaningful
discussion of the comparative operating performance for the fiscal years ended March 26, 2001 and March 27, 2000, the financial information in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented on a traditional comparative basis unless otherwise indicated. We believe the traditional comparative presentation provides the best financial information as the only material change in the historical operations for periods before and after May 6, 1999, other than the sale of certain properties as discussed below, is an increase in interest expense related to higher levels of indebtedness and increased amortization expense resulting from a substantial increase in intangible assets.

     The Globe Acquisition, which was consummated on November 1, 1999, was
accounted for using the purchase method of accounting.   Accordingly, the
Company's financial statements for the fiscal year ended March 27, 2000, include twenty-one weeks of results attributable to the Globe Properties.

     In February 1999, we ceased publication of Soap Opera News and Soap Opera Magazine (collectively, the "Soap Opera Assets") and sold certain of the trademarks and other soap opera publishing assets relating to these magazines to
Primedia, Inc.   Accordingly, operations of the Soap Opera Assets are included in operations for the fiscal year ended March 29, 1999, but are not included in operations for the fiscal years ended March 26, 2001 and March 27, 2000.

     We are a leading publisher in the field of general interest magazines, publishing National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun, MIRA, Country Weekly, Country Music Magazine and other monthly publications. We generate revenues from circulation, predominantly single copy sales in supermarkets and other retail outlets, as well as from advertising and other sources.

     In fiscal 2001 and 2000, approximately 85% of our total operating revenues were from circulation. Single copy sales accounted for approximately 90% and 87% of such circulation revenues in fiscal years 2001 and 2000, respectively, and the remainder was from subscription sales. Over the past five years, circulation revenues have been generally stable as circulation declines have been offset in part by increases in the cover prices of our publications.

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


Results of Operations

Comparison of Fiscal Year Ended March 26, 2001 to Fiscal Year Ended March 27,
2000

     Total operating revenues were $397,783,000 for fiscal 2001. Operating revenues increased by $72,574,000, or 22.3%, from the prior fiscal year primarily due to circulation revenues from the Globe Properties and Country Music Magazine acquisitions, new circulation revenues from our start-up publications (Auto World Magazine and MIRA!), the impact of our October 3, 2000 cover price increase of $0.10 for the National Enquirer, Star, Globe and National Examiner and also the impact of three additional special expanded issues for the National Enquirer and Star magazines versus the prior year. Additionally, operating revenues increased due to an increase in advertising revenue primarily due to the Globe Properties and Country Music Magazine acquisitions, additional advertising revenues from our core tabloids (National Enquirer and Star) and new advertising revenues from our start-up publications (Auto World Magazine and MIRA!).

     Circulation revenues (which include all single copy and subscription sales) were $340,079,000 for the current fiscal year. Circulation revenues increased by $62,526,000 or 22.5%, when compared to the prior fiscal year, primarily due to circulation revenues from the

Globe Properties and Country Music Magazine acquisitions, new circulation revenues from our start-up publications (Auto World Magazine and MIRA!), the impact of our October 3, 2000 cover price increase of $0.10 for the National Enquirer, Star, Globe and National Examiner and also the impact of three additional special expanded issues for the National Enquirer and Star magazines versus the prior year.

     On October 5, 1999 a newly re-designed and expanded Country Weekly was re-launched as a biweekly publication. Concurrent with the change to a biweekly format the cover price was raised from $1.99 to $2.49. The new frequency and format has resulted in an increase in average single copy unit sales of 38% for fiscal years 2000 and 2001 following the redesign as compared to the 26 issues in fiscal 2000 prior to the redesign. This increase in circulation units coupled with the price increase resulted in single copy revenues to be almost comparable to the prior year despite the biweekly format.

     Subscription revenues decreased by $1,191,000 (3.3%) primarily due to the change in Country Weekly's frequency from weekly to bi-weekly in October 1999 ($1.4 million), industry wide declines in agency production which affected the National Enquirer and Star ($2.3 million) which was offset by the full year impact of the Globe Properties ($1.6 million) and the August 2000 acquisition of Country Music Magazine ($0.9 million).

     Advertising revenues were $37,141,000 for the current fiscal year. Advertising revenues increased by $11,980,000 or 47.6%, when compared to the prior fiscal year of $25,161,000. This increase is primarily due to the Globe Properties and Country Music Magazine acquisitions, additional advertising revenues from our core tabloids (National Enquirer and Star magazines, which increased 15% and 24%, respectively) and new advertising revenues from our start-up publications (Auto World Magazine and MIRA!).

     Total operating expenses for the current fiscal year increased by $56,540,000 when compared to the prior fiscal year. This increase is primarily due to additional expenses related to the Globe Properties and Country Music Magazine acquisition costs related to the launches of Auto World Magazine and MIRA!, increased amortization expense and an asset impairment charge of $2.3 million recognized in October 2000 related to FMI (see Note 8 to the Consolidated Financial Statements). Included in selling, general and administrative is the reversal of $614,000 of excess and unnecessary purchase accounting reserves established in connection with the Transactions and Merger primarily related to pre-acquisition litigation and lease related costs. Amortization expense increased by $8,219,000 due to the increase in intangible asset balances from the Transactions and the Globe Acquisition as well as a reduction in the related amortizable lives, primarily goodwill, from 40 years to 20 years. This increase in amortization expense solely relates to the period subsequent to the Transactions.

     Interest expense increased for the current fiscal year by $9,439,000 to $71,742,000 compared to the same prior fiscal year. This increase in interest expense solely relates to the period subsequent to the Transactions as a result of a higher average effective interest rate and higher levels of indebtedness as a result of the Transactions and the Globe Acquisition.

     Other income was $751,000 for fiscal 2001, compared to other income of $150,000 for fiscal 2000. Included in other income is minority interest income (expense) of $376,000 and $(120,000) related to FMI for fiscal 2001 and 2000, respectively.

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

     Circulation revenues (which include all single copy and subscription sales) were $277,553,000 for fiscal 2000, which included $36,926,000 of circulation revenues from the Globe Properties. Excluding circulation revenues related to the Soap Opera Assets and the Globe Properties, circulation revenues in fiscal 2000 increased $12,384,000, or 5.4%, when compared to the prior year period. This increase is primarily due to two $.10 cover price increase effective as of the July 27, 1999 and February 8, 2000 issues, respectively, for National Enquirer, and in part due to the release of twelve special expanded issues. Single-copy unit sales for the National Enquirer and Star for fiscal 2000 remained relatively flat when compared to the same prior year period.

     On October 5, 1999, a newly re-designed and expanded Country Weekly was re-
launched as a biweekly publication.   Additionally, management named a new
editor and publisher of Country Weekly during the Company's second quarter.
At the time of the change to a biweekly format, the cover price was raised from
$1.99 to $2.49.    The new frequency and format has resulted in an increase in
average single copy unit sales of 31%.   This increase in circulation units,
coupled with the price increase, resulted in single copy revenues to be almost comparable to the prior year in light of the biweekly format despite having published 25% fewer issues ($9,607,000 in fiscal 2000 versus $10,202,000 in fiscal 1999).

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


Liquidity and Capital Resources

     We have substantially increased our indebtedness in connection with the
Transactions and the Globe Acquisition.   As a result of the New Credit
Agreement and the Notes, our liquidity requirements have been significantly increased, primarily due to increased interest and principal payment obligations under the New Credit Agreement, which, other than certain excess cash flow payment obligations, will commence in fiscal 2002 (see Note 5 to the Consolidated Financial Statements). We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the New Credit Agreement and the Notes, to make capital expenditures and to cover working capital requirements. As of March 26, 2001, there were no amounts outstanding on the revolving credit facility. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the Notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

     Our ability to make scheduled payments of principal and interest under the New Credit Agreement and the Notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

     At March 26, 2001, we had cash and cash equivalents of $21.0 million and a working capital deficit of $48.5 million. We do not consider our working capital deficit as a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficits result principally from:

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

     Historically, our primary sources of liquidity have been cash generated from operations and amounts available under our credit agreements, which have been used to fund shortfalls in available cash. For the Inception Period, cash provided by financing activities totaling $430 million was primarily used to fund the Transactions and the Globe Acquisition. Cash from operations of $41.9 million generated from operations for the Inception Period was used to fund capital expenditures as well as pay down the revolving credit facility. For the fiscal year ended March 29, 1999, cash provided by operating activities totaling $29.8 million was used primarily to fund capital expenditures totaling $15.0 million and reduce borrowings under the credit agreements. Cash generated from operations for the fiscal year ended March 26, 2001 was used to fund capital expenditures and to fund the buy out of the remaining term of the former owner of the Globe Properties' five year employment agreement.

     We made capital expenditures in the fiscal years ended March 26, 2001 and March 27, 2000 totaling $27.9 million and $14.0 million, respectively. The higher levels of capital spending for the current year are primarily related to the Globe Acquisition.

     At March 26, 2001, our outstanding indebtedness totaled $680.9 million, of which $430.0 million represented borrowings under the New Credit Agreement. In connection with the acquisition of the Globe Properties as discussed in Note 2 to the Consolidated Financial Statements, we expanded our New Credit Agreement
by $90 million.   The effective interest rates under the Credit Agreement and
Prior Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 26, 2001, and for the fiscal years 1999, 2000 and 2001 were 9.3%, 7.7%, 9.1% and 10.0%, respectively.

     In order to reduce our exposure to interest rate risk, we entered into a three-year $100 million notional amount interest rate swap agreement which effectively converts a portion of our variable-rate debt to fixed-rate debt. This interest rate swap agreement, which expired in November 2000, had a fixed interest rate of 5.95%. In November 2000, we entered into a new $90 million interest rate swap agreement expiring in May 2002 under which we pay a fixed rate of 6.53%. The carrying amounts for the interest rate swap agreement represents net interest payable (receivable) as of period end. Net interest expense (income) related to the interest rate swap agreement totaled $584,000, $434,000 and $(344,000) for the fiscal years 1999, 2000 and 2001, respectively.

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

Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA")

     The following table and discussion summarizes EBITDA for the fiscal years ended March 26, 2001, March 27, 2000 and March 29, 1999.

                             (dollars in thousands)
         --------------------------------------------------------------

              Predecessor Company                     The Company
         ----------------------------       ---------------------------
            Fiscal         March 30,           May 7,         Fiscal
             Year            1999               1999           Year
            Ended          through            through         Ended
          March 29,         May 6,           March 27,      March 26,
             1999            1999               2000           2001
         ------------   -------------       -------------  ------------

           $95,391         $10,467             $96,982       $139,303

     The Company defines EBITDA as net income (loss) before extraordinary charges, interest expense, income taxes, depreciation and amortization and other income (expense) (other than management fees). For the fiscal year ended March 29, 1999, a management fee of $1,162,000 was included in other income (expense) and therefore was included as a reduction of EBITDA in 1999. For fiscal years 2001 and 2000, a $750,000 and $663,000 management fee, respectively, is included in selling general and administrative expense and therefore is included in the calculation of EBITDA. EBITDA is presented and discussed because the Company considers EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income (loss), as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").


New Accounting Pronouncements

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of SFAS 133. SFAS 138 amends the accounting and reporting standards for certain derivative instruments and hedging activities. The Company will be required to adopt SFAS No. 133 for fiscal year 2002. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS No. 133, all derivative instruments must be recognized as either an asset or liability measured at its fair value. Management believes the impact of adopting this statement will not have a material effect upon the Company's results of operations or financial position.

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

Forward-Looking Statements

     Some of the information presented in this Form 10-K constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:


     . our high degree of leverage and        . increasing competition by
       significant debt service obligations,    domestic and foreign media
                                                companies,

     . our ability to increase circulation    . changes in the costs of paper
       and advertising revenues,                used by us,

     . market conditions for our              . any future changes in
       publications,                            management and

     . our ability to develop new             . general risks associated with
       publications and services,               the publishing industry.

     . outcomes of pending and future
       litigation

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We are exposed to certain market risks that are inherent in our financial statements. We are subject to interest risk on our credit facilities and any future financing requirements. Our fixed rate debt consists primarily of Senior Subordinated Notes, as well as an interest rate swap agreement on our term loan and revolving loan. The interest rate swap agreements effectively convert a portion of our variable rate debt to fixed-rate debt. The interest rate swap agreement, which expired in November 2000, had a fixed interest rate of 5.95%. In November 2000, we entered into a new $90 million interest rate swap agreement expiring in May 2002 under which we pay a fixed rate of 6.53%.

     The following table presents the future principal payment obligations and weighted average interest rates (excluding any amounts that may be borrowed under the credit commitment or required to be prepaid under the excess cash flow provision) associated with our existing long-term instruments assuming our actual level of long-term indebtedness (dollars in 000's):

                                               2001       2002      2003         2004        Thereafter
                                               ----       ----      ----         ----        ----------
  Liabilities:
  Long-Term Debt

  $250,000 Fixed Rate (10.25%)                  -            -           -            -       $250,000

  $740 Fixed Rate (11.63%)                      -            -           -            -       $    740

  $134 Fixed Rate (10.38%)                      -            -     $   134            -              -

  Term Loan and Revolving Loan
  Variable Rate (9.95% for the Fiscal
     Year Ended March 26, 2001)                 -       $9,975     $17,050      $22,050       $380,925
   Interest Rate Derivatives:
      Interest Rate Swaps:
         Variable to Fixed                   $90,000
         Average Pay Rate                      (6.53%)
         Average Receive Rate                  (6.17%)

     Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt net of the effect of our interest rate swap would have resulted in a change of $3.4 million in our interest expense for the year ended March 26, 2001.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:                                                                 Page(s)
                                                                                      -------
Report of Independent Public Accountants..........................................       26

Consolidated Balance Sheets as of March 27, 2000 and March 26, 2001 ..............       27

Consolidated Statements of Income (Loss) for the Three Fiscal
  Periods Ended March 26, 2001....................................................       28

Consolidated Statements of Stockholder's Equity for the Three Fiscal
  Periods Ended March 26, 2001....................................................       29

Consolidated Statements of Cash Flows for the Three Fiscal
  Periods Ended March 26, 2001....................................................       30

Notes to Consolidated Financial Statements........................................     31 - 44

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     NONE

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholder of
 American Media Operations, Inc.:

    We have audited the accompanying consolidated balance sheets of American Media Operations, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of March 26, 2001 and March 27, 2000 and the related consolidated statements of income (loss), stockholder's equity and cash flows for the year ended March 26, 2001 and for the period from May 7, 1999 through March 27, 2000. We have also audited the accompanying consolidated statements of income (loss), stockholder's equity and cash flows of the Predecessor Company of American Media Operations, Inc. (the "Predecessor Company") for the period from March 30, 1999 through May 6, 1999 and for the year ended March 29, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Media Operations, Inc. and subsidiaries as of March 26, 2001 and March 27, 2000, and the results of their operations and their cash flows for the year ended March 26, 2001 and for the period from May 7, 1999 through March 27, 2000 and the results of the Predecessor Company's operations and cash flows for the period from March 30, 1999 through May 6, 1999 and for the year ended March 29, 1999 in conformity with accounting standards generally accepted in the United States.



ARTHUR ANDERSEN LLP

New York, New York
  May 9, 2001

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    As of March 27, 2000 and March 26, 2001
                     (in 000's, except share information)

                                                                                                      March 27,        March 26,
                                                                                                         2000             2001
                                                                                                    ------------       ----------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                           $   23,404       $   20,999
  Receivables, net                                                                                        16,862           25,412
  Inventories                                                                                             12,974           14,101
  Short term note receivable                                                                                   -              322
  Prepaid expenses and other                                                                               8,748            5,015
                                                                                                    ------------       ----------
      Total current assets                                                                                61,988           65,849
                                                                                                    ------------       ----------
PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                                                                       5,735           10,076
  Machinery, fixtures and equipment                                                                       17,258           19,990
  Display racks                                                                                           27,474           35,380
                                                                                                    ------------       ----------
                                                                                                          50,467           65,446
  Less - accumulated depreciation                                                                         (9,353)         (18,651)
                                                                                                    ------------       ----------
                                                                                                          41,114           46,795
                                                                                                    ------------       ----------

LONG TERM NOTE RECEIVABLE,  net                                                                                -              427
                                                                                                    ------------       ----------

DEFERRED DEBT COSTS, net                                                                                  22,153           19,126
                                                                                                    ------------       ----------

GOODWILL, net of accumulated amortization of $22,299 and $48,232                                         536,369          482,256
                                                                                                    ------------       ----------

OTHER INTANGIBLES, net of accumulated amortization of $24,629 and $56,275                                507,683          520,537
                                                                                                    ------------       ----------
                                                                                                      $1,169,307       $1,134,990
                                                                                                    ============       ==========

                              LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of term loan                                                                        $       --       $   14,281
  Accounts payable                                                                                        25,262           30,157
  Accrued expenses                                                                                        62,920           36,035
  Deferred revenues                                                                                       33,054           33,842
                                                                                                    ------------       ----------
      Total current liabilities                                                                          121,236          114,315
                                                                                                    ------------       ----------

PAYABLE TO PARENT COMPANY                                                                                  1,307            2,110
                                                                                                    ------------       ----------

LONG TERM DEBT:
  Term Loan, net of current portion                                                                      430,000          415,719
  10.25% Senior Subordinated Notes Due 2009                                                              250,000          250,000
  11.63% Senior Subordinated Notes Due 2004                                                                  740              740
  10.38% Senior Subordinated Notes Due 2002                                                                  134              134
                                                                                                    ------------       ----------
                                                                                                         680,874          666,593
                                                                                                    ------------       ----------

DEFERRED INCOME TAXES                                                                                    164,192          165,479
                                                                                                    ------------       ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock, $.20 par value; 7,507 shares issued and outstanding                                            2                2
  Additional paid-in capital                                                                             223,207          223,298
  Retained deficit                                                                                       (21,511)         (36,807)
                                                                                                    ------------       ----------
      Total stockholder's equity                                                                         201,698          186,493
                                                                                                    ------------       ----------
                                                                                                      $1,169,307       $1,134,990
                                                                                                    ============       ==========

  The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               For the Three Fiscal Periods Ended March 26, 2001
                                  (in 000's)

      The financial statements of the Company and the Predecessor Company are not comparable in certain respects (see Note 1)




                                                      Predecessor Company                             The Company
                                            -----------------------------------          -----------------------------------
                                                                    Six Weeks               Forty-Six
                                                                      From                 Weeks From
                                              Fiscal Year           March 30,              May 7, 1999         Fiscal Year
                                                 Ended               Through                 Through              Ended
                                               March 29,             May 6,                 March 27,           March 26,
                                                  1999                1999                    2000                 2001
                                            ----------------     --------------          ---------------     ---------------
OPERATING REVENUES:
   Circulation                                      $248,630            $26,215                 $251,338            $340,079
   Advertising                                        23,460              2,640                   22,521              37,141
   Other                                              21,369              2,308                   20,187              20,563
                                            ----------------     --------------          ---------------     ---------------
                                                     293,459             31,163                  294,046             397,783
                                            ----------------     --------------          ---------------     ---------------

OPERATING EXPENSES:
   Editorial                                          28,906              3,040                   29,567              39,286
   Production                                         79,691              7,784                   71,465             103,132
   Distribution, circulation and other
    cost of sales                                     67,640              6,624                   58,168              75,012
   Selling, general and administrative
    expenses                                          26,212              3,248                   37,865              41,050
   Gain on sale of Soap Opera Properties              (6,499)                --                       --                  --
   Depreciation and amortization                      32,110              3,703                   57,209              76,733
                                            ----------------     --------------          ---------------     ---------------
                                                     228,060             24,399                  254,274             335,213
                                            ----------------     --------------          ---------------     ---------------

   Operating income                                   65,399              6,764                   39,772              62,570

INTEREST EXPENSE                                     (46,897)            (4,837)                 (57,466)            (71,742)
OTHER INCOME (EXPENSE), net                            2,943                 25                      125                 751
                                            ----------------     --------------          ---------------     ---------------
   Income (loss) before provision for
    income taxes and extraordinary charge             21,445              1,952                  (17,569)             (8,421)

 PROVISION FOR INCOME TAXES                           13,559              1,365                    1,361               6,875
                                            ----------------     --------------          ---------------     ---------------
   Income (loss) before extraordinary
    charge                                             7,886                587                  (18,930)            (15,296)

EXTRAORDINARY CHARGE, net of income
   tax benefit of $1,269 and $1,517,
    respectively (Note 7)                             (2,161)                --                   (2,581)                 --
                                            ----------------     --------------          ---------------     ---------------

   Net income (loss)                                $  5,725            $   587                 $(21,511)           $(15,296)
                                            ================     ==============          ===============     ===============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
              For the Three Fiscal Periods Ended March 26, 2001
                     (in 000's, except share information)


                                                Common Stock                 Additional             Retained
                                     --------------------------------          Paid-In              Earnings
                                         Shares             Amount             Capital             (Deficit)               Total
                                     -------------     --------------     ---------------      -----------------      --------------
Balance, March 30, 1998                      7,507                 $2            $ 26,039               $ 28,432           $ 54,473

Net income                                      --                 --                  --                  5,725              5,725
                                     -------------     --------------     ---------------      -----------------      --------------

Balance, March 29, 1999                      7,507                  2              26,039                 34,157             60,198

Net income (for the period from
       March 30, 1999 through
       May 6, 1999)                             --                 --                  --                    587                587

Recapitalization on May 7, 1999                 --                 --             192,218                (34,744)           157,474

Issuance of equity in connection
       with Globe Acquisition,
       net of issuance costs                    --                 --               4,950                     --              4,950

Net loss (for the period from
       May 7, 1999 through
       March 27, 2000)                          --                 --                  --                (21,511)           (21,511)
                                     -------------     --------------     ---------------      -----------------      --------------

Balance, March 27, 2000                      7,507                  2             223,207                (21,511)           201,698

Net loss                                        --                 --                  --                (15,296)           (15,296)

Non-cash compensation charge                    --                 --                  91                     --                 91
                                     -------------     --------------     ---------------      -----------------      --------------

Balance, March 26, 2001                      7,507                 $2            $223,298               $(36,807)          $186,493
                                     =============     ==============     ===============      =================      ==============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Fiscal Periods Ended March 26, 2001
                                  (in 000's)

  The financial statements of the Company and the Predecessor Company are not
                  comparable in certain respects (see Note 1)

                                                                    Predecessor Company                       The Company
                                                             --------------------------------      ---------------------------------
                                                                                                     Forty-Six
                                                              Fiscal Year       Six Weeks           Weeks From
                                                                 Ended         From March           May 7, 1999        Fiscal Year
                                                               March 29,       30 Through             Through             Ended
                                                                 1999          May 6, 1999        March 27, 2000      March 26, 2001
                                                             -------------- -----------------    ------------------ ----------------
Cash Flows from Operating Activities:
    Net income (loss)                                          $   5,725         $    587           $ (21,511)          $(15,296)
                                                             -------------- -----------------    ------------------ ----------------
Adjustments to reconcile net income to net cash
    provided from operating activities:
   Gain on sale of Soap Opera Properties                          (6,499)              --                  --                 --
   Extraordinary charge, net of income tax benefit                 2,161               --               2,581                 --
   Depreciation and amortization                                  32,110            3,703              57,209             76,733
   Non-cash compensation charge                                       --               --                  --                 91
   Deferred debt cost amortization                                 1,506              147               2,807              3,027
   Deferred income tax provision (benefit)                        (3,592)            (207)              3,906             (1,517)
   Decrease (increase) in - net of acquisition -
        Receivables, net                                            (125)            (369)             (7,675)           (15,851)
        Inventories                                                  560            1,163              (3,826)            (1,127)
        Prepaid income taxes                                       2,612               --                  --                 --
        Prepaid expenses and other                                 1,289            1,793              (7,846)             2,947
    Increase (decrease) in - net of acquisition -
        Accounts payable                                          (5,203)          (2,184)             10,407              4,949
        Accrued expenses                                          (1,486)            (164)            (14,322)           (15,445)
        Payable to Parent Company                                   (324)              --               1,307                803
       Accrued interest                                           (1,010)              --               6,023             (3,015)
       Accrued and current deferred income taxes                   4,658            1,474               6,823             (1,567)
       Deferred revenues                                          (2,580)          (3,159)              5,999                788
                                                             -------------- -----------------    ------------------ ----------------
          Total adjustments                                       24,077            2,197              63,393             50,816
                                                             -------------- -----------------    ------------------ ----------------
          Net cash provided from operating activities             29,802            2,784              41,882             35,520
                                                             -------------- -----------------    ------------------ ----------------
   Cash Flows from Investing Activities:
       Capital expenditures                                      (15,019)            (717)            (13,330)           (27,875)
       Acquisition of business, net of cash acquired                  --               --            (435,214)           (10,050)
       Cash proceeds from sale of Soap Opera Assets               10,000               --                  --                 --
                                                             -------------- -----------------    ------------------ ----------------
           Net cash used in investing activities                  (5,019)            (717)           (448,544)           (37,925)
                                                             -------------- -----------------    ------------------ ----------------
   Cash Flows from Financing Activities:
       Issuance of common stock                                       --               --             240,000                 --
       Term loan and revolving credit facility
          principal repayments                                  (382,401)         (10,000)           (299,000)           (12,000)
       Proceeds from term loan and revolving credit facility     356,000            6,000                  --                 --
       Repayment of senior subordinated indebtedness                  --               --            (199,260)                --
       Proceeds from new term loan and credit facility                --               --             462,000             12,000
       Proceeds from new senior subordinated indebtedness             --               --             250,000                 --
       Payment of deferred debt costs                             (1,964)              --             (23,674)                --
                                                             -------------- -----------------    ------------------ ----------------
           Net cash provided by (used in) financing
            activities                                           (28,365)          (4,000)            430,066                 --
                                                             -------------- -----------------    ------------------ ----------------
   Net Increase (Decrease) in Cash and Cash Equivalents           (3,582)          (1,933)             23,404             (2,405)
   Cash and Cash Equivalents, Beginning of Period                  7,405            3,823                  --             23,404
                                                             -------------- -----------------    ------------------ ----------------
   Cash and Cash Equivalents, End of Period                    $   3,823         $  1,890           $  23,404           $ 20,999
                                                             ============== =================    ================== ================

   Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for -
         Income taxes                                          $   9,570         $     80           $   3,435           $    288
         Interest                                              $  46,389         $  3,142           $  52,602           $ 71,530

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands in all tables)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Consolidation -

     The consolidated financial statements include the accounts of the American Media Operations, Inc. ("the Company"), a wholly-owned subsidiary of American Media, Inc., ("Media") and its subsidiaries (National Enquirer, Inc., Star Editorial, Inc., Weekly World News, Inc., Country Weekly, Inc., Globe Communications Corp., DSI and Frontline, among others). The Company publishes seven weekly publications: National Enquirer, Globe, Star, National Examiner, Weekly World News, Sun, MIRA, one bi-weekly publication, Country Weekly and other monthly magazines, including Auto World Magazine. Distribution Services, Inc. ("DSI") arranges for the placement and merchandising of our publications and third party publications at retail outlets throughout the United States and Canada. All significant intercompany transactions and balances have been eliminated in consolidation.

     Basis of Presentation -

     Media was purchased on May 7, 1999 resulting in a change in the historical cost basis of various assets and liabilities. Accordingly, the historical financial information provided herein for periods prior to May 7, 1999 is not comparable to financial information after that date. For purposes of presentation, all historical financial information for periods prior to May 7, 1999 will be referred to as the "Predecessor Company" and all periods subsequent to May 6, 1999 will be referred to as the "Company". The period from May 7, 1999 through March 27, 2000 is defined as the "Inception Period". A solid black vertical line has been inserted in tables where financial information may not be comparable across periods.

     Certain prior year amounts have been reclassified to conform with the fiscal 2001 presentation.

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

    Deferred revenues were comprised of the following:

                                                      2000        2001
                                                     -------     -------

Single copy                                          $ 9,578     $10,139
Subscriptions                                         22,895      23,176
Advertising                                              581         527
                                                     -------     -------
                                                     $33,054     $33,842
                                                     =======     =======

     Other revenues, primarily from marketing services performed for third parties by DSI, are recognized when the service is performed.

     In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosure related to revenue recognition policies. The accounting and disclosures prescribed by SAB 101 were effective for the fiscal year ended March 26, 2001 and did not have a significant impact on the Company's financial position or results of operations.

     Property and Equipment-

     We use the straight-line depreciation method for financial reporting. The estimated lives used in computing depreciation for financial reporting purposes are 22 years for buildings, 3 years for display racks and 3 to 10 years for all
other depreciable fixed assets.    Maintenance and repair costs are charged to
expense as incurred; significant renewals and betterments are capitalized.

     Internal-Use Software

     In compliance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software and includes them in property and equipment. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than five years using the straight-line method. In addition, in compliance with SOP No. 98-1 and Emerging Issues Task Force ("EITF") No. 00-2, "Accounting for Web Site Development Costs," direct internal and external costs associated with the development of the features and functionality of the Company's web sites, incurred during the application and infrastructure development phase, have been capitalized, and are included in property and equipment. Capitalized software costs are subject to impairment evaluation in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Total capitalized costs as a result of adoption of these statements have not had a material impact on the Company's consolidated financial position, results of operations or cash flows for the fiscal years 2000 and 2001.

    Inventories-

    Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation, which approximates market value. Inventories are comprised of the following:

                                                           2000           2001
                                                       --------       --------

    Raw materials - paper                               $ 7,958        $ 8,559
    Finished product - paper, production
     and distribution costs of future issues              5,016          5,542
                                                       --------       --------

                                                        $12,974        $14,101
                                                       ========       ========

     Accrued Expenses-

     A summary of accrued expenses consists of the following:

                                                         2000           2001
                                                       --------       --------

    Personnel and related costs                         $19,231        $ 3,113
    Retail display allowance                             10,275          8,133
    Profit sharing                                          590             17
    Interest                                             14,853         11,838
    Accrued taxes                                             -          6,442
    Other                                                17,971          6,492
                                                       --------       --------

                                                        $62,920        $36,035
                                                       ========       ========

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

    Consolidated Statements of Cash Flows-

    For purposes of the accompanying consolidated statements of cash flows, we consider cash and cash equivalents to be cash on hand or deposited in demand deposit accounts with financial institutions and highly liquid investments with a maturity of three months or less.

    Impairment of Long-Lived Assets

    We review long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

    Income Taxes -

    The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date.

    Advertising Costs -

    Media advertising costs included in selling, general and administrative
expense are expensed as incurred.   The amounts charged to operations for media
advertising during fiscal 2001, the period from March 30, 1999 through May 6, 1999, the Inception Period and fiscal 1999 were approximately $9.5 million, $0 million, $9.6 million and $1.0 million, respectively.

    Deferred Debt Costs -

    Costs incurred in connection with obtaining financing are deferred and amortized as a charge to interest expense over the terms of the related borrowings using the interest rate method.


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

    Segment Information -

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public enterprises report information about operating segments in annual financial statements and interim financial stockholders' reports. The statement requires information to be reported by operating segment on the same basis, which we use to evaluate performance internally. We have determined that we have only one operating segment.

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of SFAS 133". SFAS 138 amends the accounting and reporting standards for certain derivative instruments and hedging activities. The Company will be required to adopt SFAS No. 133 for fiscal year 2002. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS No. 133, all derivative instruments must be recognized as either an asset or liability measured at its fair value. Management believes the impact of adopting this statement will not have a material effect upon the Company's results of operations or financial position.

(2) CERTAIN TRANSACTIONS AND MERGER:

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

    Proceeds from:
          Equity contribution                                        $ 235,000
          New credit facility                                          352,000
          Notes                                                        250,000
                                                                    ----------
                                                                     $ 837,000
                                                                    ----------
    Proceeds used to repay:
          Existing credit facility                                   $(267,000)
          Existing subordinated notes                                 (199,300)
          Existing equity                                             (299,400)
                                                                    ----------
                                                                     $(765,700)
                                                                    ----------
          Balance used to pay debt issuance costs, debt
           tender offer premium, accrued interest
           and other costs                                           $ (71,300)
                                                                    ==========

    Preliminary allocation of purchase price is as follows:
          Cash proceeds                                              $ 837,000
          Less repayment of existing debt                             (466,300)
          Less cash assumed                                             (1,900)
                                                                    ----------
                Net cash paid                                          368,800
          Fair value of liabilities                                    (77,796)
          Fair value of tangible assets acquired                        41,973
                                                                    ----------
    Goodwill and other intangible assets acquired                    $ 332,977
                                                                    ==========

    The Acquisition has been accounted for under the purchase method of accounting in accordance with Accounting Principles Board No. 16 ("APB No. 16"). The excess of purchase price over the fair value of net tangible assets acquired ("Goodwill") has been allocated between identified intangible assets including the value of the tradenames and subscription lists of the Company's publications, as determined through an independent appraisal, with the remainder allocated to goodwill. For the period ended March 26, 2001 and for the Inception Period, intangible assets, including goodwill, are being amortized on a straight-line basis over 20 years for tradenames and goodwill and 9-15 years for subscription lists. Goodwill for fiscal 1999 and 1998 and for the period from March 30, 1999 to May 6, 1999, was amortized on a straight-line basis over 40 years. Other intangible assets for these periods were amortized on a straight-line basis over 25 years.

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

    Additionally, the Company bought out the remaining term of the former owner's five-year employment agreement and collected the amount due per the net asset calculation as required in the initial purchase agreement. The net amount paid to the former owner for these items and miscellaneous other items was approximately $3.2 million. This adjustment was a part of the Globe Acquisition and was therefore accounted for as an increase in goodwill.

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

    The following unaudited pro forma financial information gives effect to the Transactions, the Globe Acquisition and excludes the results of Soap Opera Magazine and Soap Opera News (collectively, the "Soap Opera Properties") which were sold in February 1999 for $10 million cash and possible additional consideration based upon the future performance of certain of the buyer's titles (of which no additional consideration has been received through March 26, 2001), as if each had occurred as of the beginning of each period presented:

                                                          Predecessor Company                       The Company
                                                          -------------------                       -----------
                                                           Fiscal Year Ended                     Fiscal Year Ended
                                                            March 29, 1999                        March 27, 2000
                                                            --------------                        --------------
    Operating revenues                                         $379,959                              $389,460

    Operating expenses                                         $272,558                              $277,057

    Depreciation and amortization                              $ 71,680                              $ 71,902

    Operating income                                           $ 35,721                              $ 40,501

    Interest expense                                           $ 67,600                              $ 67,600

    Loss before                                                $(34,920)                             $(27,344)
      extraordinary charge

     Included as a reduction to selling, general and administrative expenses in the fiscal year ended March 27, 2000 is an additional gain of $450,000 resulting from settlement of certain liabilities in connection with the sale of the Soap Opera Properties.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair value of our financial instruments as of year-end is as follows:

                                                                     2000                              2001
                                                        ------------------------------     -----------------------------
                                                          Carrying            Fair           Carrying         Fair
                                                           Amount            Value            Amount          Value
                                                        -------------    -------------     -------------   -------------
     Term loan and revolving credit
       facility, including current portion                 $430,000         $430,000          $430,000        $430,000
     Subordinated indebtedness                             $250,000         $242,500          $250,000        $244,851
     Interest rate swap agreement
       liability (receivable)                              $    (13)        $   (364)         $    102        $  2,065

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

     We entered into a three-year $100 million notional amount interest rate swap agreement which effectively converts a portion of our variable-rate debt to fixed-rate debt. This interest rate swap agreement, which expired in November 2000, had a fixed interest rate of 5.95%. In

November 2000, we entered into a new $90 million interest rate swap agreement expiring in May 2002 under which we pay a fixed rate of 6.53%. The carrying amounts for the interest rate swap agreement represents net interest payable (receivable) as of period end. Net interest expense (income) related to the interest rate swap agreement totaled $584,000, $434,000 and $(344,000) for the fiscal years 1999, 2000 and 2001, respectively.

(4) INCOME TAXES:

     We file a consolidated Federal income tax return with Media and calculate our income tax on a separate return basis. The provision for income taxes consists of the following:

                                               Predecessor Company                             The Company
                                      -------------------------------------         ----------------------------------
                                                                                       Forty-six
                                                              Six weeks               weeks from
                                                              from March              May 7, 1999
                                                               30, 1999                 through
                                                               through                 March 27,
                                            1999             May 6, 1999                 2000                2001
                                      ---------------     -----------------         ---------------     --------------
   Current:
    Federal                                   $15,693             $   1,441                 $(2,333)           $ 7,694
    State                                       1,458                   131                    (212)               698
                                      ---------------     -----------------         ---------------     --------------
          Total current                        17,151                 1,572                  (2,545)             8,392
                                      ---------------     -----------------         ---------------     --------------
   Deferred:
    Federal                                    (3,287)                 (190)                  3,580             (1,394)
    State                                        (305)                  (17)                    326               (123)
                                      ---------------     -----------------         ---------------     --------------
          Total deferred                       (3,592)                 (207)                  3,906             (1,517)
                                      ---------------     -----------------         ---------------     --------------
                                              $13,559             $   1,365                 $ 1,361            $ 6,875
                                      ===============     =================         ===============     ==============

          A reconciliation of the expected income tax provision (benefit) at the statutory Federal income tax rate of 35% to the reported income tax provision is as follows:

                                              Predecessor Company                             The Company
                                      ------------------------------------        ----------------------------------
                                                                                       Forty-six
                                                              Six weeks               weeks from
                                                             from March               May 7, 1999
                                                              30, 1999                  through
                                                               through                 March 27,
                                            1999             May 6, 1999                 2000                 2001
                                      ---------------     -----------------        ----------------      -------------
   Expected income tax
    provision (benefit) at
    statutory rate                            $ 7,506             $     683                 $(6,149)           $(2,947)
   Nondeductible goodwill                       5,304                   612                   7,432              9,254
   State income taxes,
    net of Federal benefit                        749                    70                      78                373
   Other, net                                      --                    --                      --                195
                                      ---------------     -----------------        ----------------      -------------

                                              $13,559             $   1,365                 $ 1,361            $ 6,875
                                      ===============     =================        ================      =============

     Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The net deferred tax assets and liabilities are comprised of the following:


                                                               2000                 2001
                                                          --------------     -----------------
     Gross non-current deferred income tax assets              $   1,983             $      77
                                                          --------------     -----------------

     Intangibles                                                (155,070)             (147,181)
     Expense recognition differences                              (1,440)                 (402)
     Subscription acquisition costs                                 (454)                   --
     Accelerated depreciation                                     (2,901)               (3,149)
     Book over tax basis of non-depreciable assets                  (439)                 (439)
     Other deferred tax liabilities                               (5,782)              (14,385)
     Inventory capitalization                                        (89)                   --
                                                          --------------     -----------------
          Gross non-current deferred tax liabilities            (166,175)             (165,556)
                                                          --------------     -----------------

          Net non-current deferred tax liabilities             $(164,192)            $(165,479)
                                                          ==============     =================

     In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", deferred taxes are recognized for temporary differences related to identified intangible assets other than goodwill. The temporary difference is calculated based on the difference between the new book bases of the amounts allocated to tradenames and subscription lists and their historical tax bases. Accordingly, as of May 7, 1999, a deferred tax liability of approximately $162 million has been recorded with a corresponding increase in goodwill. Included in prepaid expenses in the accompanying consolidated balance sheet for fiscal year 2000 are net current deferred tax assets of $3.2 million. Included in accrued expenses in the accompanying consolidated balance sheet for fiscal 2001 are net current deferred tax liabilities of $508,000 and current taxes payable of $5,934,000.

(5) CREDIT AGREEMENTS:

     In connection with the Transactions and Merger, on May 7, 1999 we repaid all amounts outstanding under the Prior Credit Agreement and entered into a New Credit Facility with a bank syndicate whose agent bank is the Chase Manhattan Corporation (the "Agent Bank" and, collectively, the "Banks"). The New Credit Agreement, which was comprised of a $340 million term loan commitment, was amended on November 1, 1999 in connection with the Globe Acquisition to increase the amount to $430 million and a $60 million revolving credit commitment, includes the following:

          (a) Term Loan Commitments -- The term loans consist of a $100 million (original amount) commitment (the "Tranche A" loans), a $240 million (original amount) commitment (the "Tranche B" loans) and a $90 million (original amount) commitment (the "Tranche B-1 loans). Amounts borrowed under the Tranche A commitment bear interest at rates based upon either the Alternate Base Rate plus 3/4% to 2% or the LIBO Rate plus 1-3/4% to 3%, predicated upon satisfaction of certain Credit Agreement covenants related to operating results. Tranche B and B-1 loans bear interest at either the Alternate Base Rate plus 2-1/2% or the LIBO Rate plus 3-1/2%.

          Borrowings under the term loan commitments are payable in varying quarterly installments from July 2001 through April 2007. Beginning as of the fiscal year ending March 2001 and for each fiscal year thereafter we will be required to make Excess Cash Flow payments (as defined), which will be applied ratably to the then outstanding term loans. Included in the current portion of term loan in the accompanying consolidated balance sheet for fiscal 2001 is $4,306,000 of required Excess Cash Flow relating to fiscal 2001.

          (b) Revolving Credit Commitment -- The New Credit Agreement also provides for additional borrowings up to a maximum of $60 million, bearing interest at the Tranche A rates described above. This commitment, which expires in April 2006, allows funds to be borrowed and repaid from time to time with permanent reductions in the revolving credit commitment permitted at our option. As of March 26, 2001, no amounts were outstanding under the revolving credit facility.

          (c) Commitment Fees - We are required to pay a commitment fee ranging from 3/8% to 1/2% of the unused portion of the revolving commitment. Commitment fees under the New Credit Agreement totaled $303,000 and $292,000 for fiscal 2001 and 2000, and $246,000 under the Prior Credit Agreement for fiscal year 1999.

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

     As permitted under the covenants of the New Credit Agreement and the Prior Credit Agreement, management fees to affiliates totaled $750,000 for fiscal year 2001, $663,000 for the Inception Period, $0 for the period from March 30, 1999 to May 6, 1999 and $1.2 million for fiscal year 1999. These fees were included in selling, general and administrative expense for fiscal 2001 and the Inception Period and in other (income) expense, net for the period from March 30, 1999 to May 6, 1999, and fiscal 1999.

     The effective interest rates under the Credit Agreement and Prior Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 26, 2001, and for the fiscal years 1999, 2000 and 2001 were 9.3%, 7.7%, 9.1% and 10.0%, respectively.

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

     Payments of principal due under the New Credit Agreement (excluding any amounts that may be borrowed under the credit commitment or required to be prepaid under the excess cash flow provision), the New Subordinated Notes and other long-term indebtedness follows:

                    Fiscal Year
                    -----------
                       2002            $   9,975
                       2003               17,184
                       2004               22,050
                       2005               27,790
                       2006               32,050
                    Thereafter           571,825
                                       ---------
                                       $ 680,874
                                       =========

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

(7) DEFERRED DEBT COSTS:

     Certain costs incurred in connection with the issuance of our long-term debt have been deferred and are amortized as part of interest expense over periods from 7 to 10 years. For fiscal year 2001, the period from March 30, 1999 through May 6, 2000, the Inception Period and for fiscal year 1999 , amortization of deferred debt costs which is included in interest expense in the accompanying consolidated statements of income (loss) totaled approximately $3.0 million, $0.1 million, $2.8 million, and $1.5 million, respectively.

     In fiscal 1999, approximately $3.4 million ($2.2 million net of income tax benefit) was charged to extraordinary loss related to the write-off of deferred debt costs as a result of the refinancing of the Prior Credit Facility. In connection with the Transactions and Merger, a fee related to an unused bridge loan commitment totaling approximately $4.1 million ($2.6 million net of income tax benefit) was charged to extraordinary loss in the Inception Period.

(8)  ASSET IMPAIRMENT CHARGE:

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

     Accordingly, an asset impairment charge of $2.3 million recognized in October 2000 related to these long-lived assets. Fair value of these assets was based on the Company's estimate of expected future cash flows of FMI as supported by reasonable and supportable assumptions and projections. The asset impairment loss is included in depreciation expense for fiscal year 2001.

(9)  SALE OF SUBSIDIARY:

     On November 27, 2000 the Company sold its 80% owned subsidiary, FMI, to the minority shareholder for a $2.5 million note receivable ("The Note"). The Note has a short-term component of $500,000 and a long-term component of $2.0 million which is payable to the Company based on defined cash flow of FMI. Additionally, The Note bears interest at 9%. Due to the uncertainty of FMI's ability to generate defined cash flow for the repayment of The Note, the Company has reserved approximately $1.6 million of The Note until collectiblity has been assured. No gain or loss has been recognized on this transaction. Management intends to periodically review the collectiblity of The Note and may record a gain or loss in future periods. Included in Other Income (Expense), net is minority interest income related to FMI of $376,000 for fiscal 2001.

(10) NON-CASH COMPENSATION CHARGE

     The Company's common stock is owned by Media and all of Media's common stock is owned by the LLC. The interests in the LLC are represented by units of various classes. The units of the LLC are exchangeable for the common stock of Media under certain circumstances and with restrictions. Certain members of management purchased non-voting units in the LLC at an amount below appraised fair market value. Additionally, certain members of managements were granted another non-voting class of units in the LLC, which vest over a five-year period, at below appraised fair market value. Included in selling, general and administrative expense in the accompanying consolidated statement of income
(loss) for the year ended March 26, 2001 is a non-cash compensation charge of $91,000 which represents the vested portion of the appraised fair value of these units over the amount paid.

(11) COMMITMENTS AND CONTINGENCIES:

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

     Printing agreement-

     We have entered into a 15-year printing agreement expiring in fiscal 2011 with an unrelated printer to print National Enquirer and Star. In connection with the Globe Acquisition, this agreement was amended to include the Globe, National Examiner, Weekly World News, Sun and Country Weekly. Based on current pricing and production levels this contract, which requires pricing adjustments based on changes in the Consumer Price Index, is estimated to cost approximately $276 million over its remaining life as follows:

     Fiscal Year
     -----------
     2002                               $  27,906
     2003                                  27,906
     2004                                  27,906
     2005                                  27,669
     2006                                  27,499
     Thereafter                           137,497
                                        ---------
                                        $ 276,383
                                        =========

     Operating Leases -

     Minimum annual commitments under operating leases at March 26, 2001 are as follows:

     Fiscal Year
     -----------
     2002                               $   2,195
     2003                                   1,991
     2004                                   1,642
     2005                                   1,256
     2006                                     878
     Thereafter                               444
                                        ---------
                                        $   8,406
                                        =========

(12)  VALUATIONS AND QUALIFYING ACCOUNT:

      The table below summarizes the activity in the valuation account, allowance for possible uncollectible accounts receivable for the periods indicated:

                                                                             Purchase
                                                                            Accounting
                                           Balance,         Charges         Additions,         Deductions,         Balance,
                                           Beginning          to          (Utilization),       Write-Offs,          End of
                                           of Period        Expense             Net                Net              Period
                                         -------------    -----------    ----------------     -------------     --------------
Trade Accounts Receivable
  Valuation Account:

  For the fiscal year ended
      March 29, 1999                        $  266           $  3              $   -               $   -            $  269

  For the six weeks from
      March 30 through
      May 6, 1999                              269              -                  -                   -               269

  For the forty-six weeks from
      May 7, 1999 through
      March 27, 2000                           269            528                367                   -             1,164

  For the fiscal year
      ended March 26, 2001                  $1,164           $178              $(302)              $(674)           $  366

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Upon consummation of the Transactions, the following individuals became the directors and executive officers of Media and the Company. All officers serve at the pleasure of the applicable Board of Directors.

Name                                       Age            Position (s)
----                                       ---            ------------
David J. Pecker..........................   49  Chairman, Chief Executive Officer, President
                                                And Director of Media and the Company

Austin M. Beutner........................   41  Director of Media and the Company

Neeraj Mital.............................   34  Director of Media and the Company

Saul D. Goodman..........................   33  Director of Media and the Company

Robert V. Seminara.......................   29  Director of Media and the Company

Paul G. Yovovich.........................   47  Director of Media and the Company

Helene Belanger..........................   46  Director of Media and the Company

Brian J. Richmand .......................   47  Director of Media and the Company

J. William Grimes .......................   60  Director of Media and the Company

John A. Miley............................   45  Executive Vice President and Chief
                                                Financial Officer of Media and the Company

Sandra Koo...............................   47  Director of Media

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

     Austin M. Beutner is co-chairman of Evercore Capital Partners, President of Evercore and Chairman and CEO of Evercore Ventures. From 1994 to 1996, Mr. Beutner was Chief Executive Officer and President of the U.S. Russia Investment Fund, and in January 1997, Mr. Beutner was named Vice Chairman of its Board of Directors. Before his affiliation with the U.S. Russia Investment Fund, he was a General Partner of The Blackstone Group. Mr. Beutner is currently a director of Energy Partners, Ltd., Business.com, Continental Energy Services, Inc., eCompanies L.L.C., Earthlink, Encoda Systems, Telenet Holdings N.V. and Vertis, Inc. and an observer to the Board of Callahan Associates International L.L.C.

     Neeraj Mital is a Partner of Evercore. Prior to joining Evercore, Mr. Mital was at The Blackstone Group from 1992 to 1998, most recently as a Managing Director. Prior to joining The Blackstone Group, he was at Salomon Brothers Inc.

     Saul D. Goodman is Managing Director of Evercore. Prior to joining Evercore, Mr. Goodman was an investment banker at Lehman Brothers, Inc. from 1994 to 1998, most recently as a Vice President. Prior to that, Mr. Goodman was at Ark Asset Management.

     Robert V. Seminara is a Vice President of Evercore. Prior to joining Evercore, Mr. Seminara was a Financial Analyst at Lazard Freres & Co. LLC from 1994 to 1996.

     Paul G. Yovovich is a principal of Lake Capital, a private investment company. From 1993 to 1996 he was President of Advance Ross Corporation, whose business was international transactions services. Prior to 1993, Mr. Yovovich held a variety of executive positions at Centel Corporation, most recently as President of its Central Telephone Company unit. Mr. Yovovich is currently a Director of 3Com Corporation, Focal Communications Corporation, APAC Customer Services, Inc. and Lante Corporation.

     Helene Belanger is a Vice-President in the Private Investments Group of Capital Communications CDPQ ("Capital Communications''). Ms. Belanger has been affiliated with Capital Communications since 1990 holding various positions including the position of Director. Prior to her affiliation with Capital Communications, Ms. Belanger was with the Royal Bank of Canada, occupying various positions in the commercial loans sector, and at the Federal Business Development Bank. Ms. Belanger is a corporate director sitting on the Board of Directors of NetStar Communications, CFCF-12 and Groupe Coscient.

     Brian J. Richmand has served as a Special Partner of JP Morgan Partners (formerly Chase Capital Partners) ("JPMP") since January 2000 and as a General Partner of JPMP from August 1993 through December 1999. Prior to joining JPMP, Mr. Richmand headed the Corporate Group of the Washington, D.C. office of the law firm of Kirkland & Ellis. Mr. Richmand received a B.S. degree in 1976 from The Wharton School of Finance and Commerce and a J.D. degree in 1979 from Stanford Law School. Mr. Richmand currently serves on the Boards of Directors of LaPetite Academies, Inc., Reiman Publishing, LLC, Riverwood International Corporation and Transtar Metals, LLC and on the Executive Committee of Falcon Mezzanine Partners, L.P.

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

     Sandra Koo is an Assistant Controller at Evercore. Prior to joining Evercore, Ms, Koo was an accounting manager with the Blackstone Group.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid by us to our chief executive officer and our three most highly compensated executive officers at March 26, 2001 for services rendered during the fiscal years 2001, 2000, and 1999.


SUMMARY COMPENSATION TABLE

                                                                           Long-Term
                                       Annual Compensation                   Options
                                       ----------------------------------------------------------------------
                                                                           Other Annual      Shares          All Other
                               Fiscal     Salary             Bonus         Compensation    Underlying       Compensation
                                Year       ($)                ($)              ($)           Options            ($)
                                ----       ---                ---              ---           -------            ---
Name and Principal
------------------
Position
--------

David J. Pecker                2001      1,500,000                0             0                  0        2,864,000 (4)
  Chairman, President &        2000      1,500,000          250,000 (5)         0                  0        1,955,152 (4)
  Chief Executive Officer      1999              0 (2)            0 (2)         0 (2)              0                0 (2)

John A. Miley                  2001        250,000          250,000 (5)         0                  0           14,781 (1)
  Executive VP &               2000        110,577          213,500 (5)         0                  0                0
  Chief Financial Officer      1999              0 (2)            0 (2)         0 (2)              0                0 (2)

Michael R. Roscoe    (6)       2001        298,558          101,320 (5)         0                  0            3,196 (1)
  Chairman of DSI              2000        322,115          130,000 (5)         0                  0          168,009 (1)(3)
                               1999        296,193           37,000             0             50,000 (3)       18,472 (1)

Michael Porche       (6)       2001        219,615           75,070 (5)         0                  0            3,883 (1)
  Chief Executive Officer
   & President of DSI

1) Amounts related to Mr. Miley, Mr. Roscoe and Mr. Porche for all periods presented relate to certain other taxable employment benefits.
2) Messrs. Pecker and Miley were all first employed by the Company and Media during fiscal 2000.
3) Upon consummation of the Transaction on May 7, 1999, Mr. Roscoe received $7 for each underlying share of common stock represented by his options. After deducting for the exercise price of the underlying stock options, Mr. Roscoe received net proceeds of $167,709.
4) The amount for fiscal 2000 includes the first portion of the make-whole payment to Mr. Pecker in the amount of $1,857,167, discussed below as well as certain other taxable employment benefits in the amount of $97,985. The amount for fiscal 2001 includes the final portion of the make-whole payment to Mr. Pecker in the amount of $2,332,818, discussed below, as well as certain other taxable employment benefits in the amount of $241,242.
5) Includes annual bonus for Messrs. Pecker, Miley, Roscoe and Porche. The amount received in fiscal 2000 by Mr. Pecker and a portion of the bonus received by Mr. Miley relate to a signing bonus paid upon the consummation of the Transaction.
6) Mr. Roscoe was Chief Executive Officer & President of DSI during fiscal 1999, 2000 and until January 1, 2001. Effective January 1, 2001, Mr. Roscoe became Chairman of DSI and Mr. Porche became the President & CEO of DSI.

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

     Our executive officers are elected by our Board of Directors and serve at the discretion of our Board of Directors or pursuant to an employment agreement. Media is party to an employment agreement with Mr. Pecker that has a five-year term expiring May 6, 2004 and, after the initial term, will be automatically extended each year for successive one-year periods, unless either party provides 60 days' prior written notice before the next extension date. The employment agreement also provided that, upon Mr. Pecker's termination of employment with Hachette, the LLC was obligated to make payments related to compensation forfeited upon such termination (the "Make-Whole Payments"). The Make-Whole Payments, in the aggregate, equal approximately $4.2 million, a portion of which was paid upon Mr. Pecker's termination of employment with Hachette on March 13, 1999, and the remainder of which was paid on April 15, 2000. During his term of employment, Mr. Pecker shall be entitled to a base salary equal to $1,500,000 and certain other customary employee benefits. Upon termination of employment by Media without cause or by Mr. Pecker for good reason, Mr. Pecker shall be entitled to the following subject to certain restrictions: (a) continued payment of base salary and continued health, life insurance and disability benefits; (b) immediate vesting of plan benefits; (c) outplacement services for 12 months following such termination; (d) a golden parachute excise tax gross-up payment, if applicable, in connection with a "change in control" (as defined in the employment agreement); and (e) such employee benefits as to which Mr. Pecker may be entitled under the employee benefit plans and arrangements of Media.

     Media is party to employment agreements with Messrs. Miley and Roscoe which call for (i) base salaries of $250,000 and $200,000, respectively, (ii) annual bonus opportunities of $250,000 and $-0-, respectively and (iii) certain other customary employee benefits. The contract for Mr. Roscoe expires on December 31, 2001. Media is party to an employment agreement with Mr. Porche which calls for (i) base salary of $225,000, (ii) annual bonus opportunity of $75,000 and
(iii) certain other customary employee benefits. The term of Mr. Porche's contract expires on September 29, 2004.



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

     The following table presents, as of June 25, 2001, information relating to the beneficial ownership of the LLC (the parent of Company and Media), held by each director of the Company, by each executive officer of the Company named in the Summary Compensation Table above and by all of the executive officers and directors of the Company as a group.

Name and Address of                                                        Number              Percent
Beneficial Owner                              Title of Class              of Units            Of Class
----------------                              --------------              --------            --------
Evercore Partners LLC (1), (2)                       Class A               92,000               39.2%
65 East 55/th/ Street                                Class A-1              2,663               53.3%
New York, New York 10022                             Class B                  ---                ---
          Austin M. Beutner (1), (2)                 Class C                  ---                ---
                                                     Class D                  ---                ---
                                                     Class E                  ---                ---

B.G. Media Investors LLC (3)                         Class A               25,000               10.6%
399 Park Avenue                                      Class A-1                531               10.6%
19/th/ Floor                                         Class B                  ---                ---
New York, New York 10026                             Class C                  ---                ---
          J. William Grimes (3)                      Class D                  ---                ---
                                                     Class E                  ---                ---

David J. Pecker                                      Class A                5,000                2.1%
                                                     Class A-1                106                2.1%
                                                     Class B               26,854               83.4%
                                                     Class C                  ---                ---
                                                     Class D                2,716              100.0%
                                                     Class E                1,343              100.0%

John A. Miley                                        Class A                  ---                ---
                                                     Class A-1                ---                ---
                                                     Class B                1,039                3.2%
                                                     Class C                  225                4.5%
                                                     Class D                  ---                ---
                                                     Class E                  ---                ---

Michael R. Roscoe                                    Class A                  ---                ---
                                                     Class A-1                ---                ---
                                                     Class B                   51                0.2%
                                                     Class C                   25                0.5%
                                                     Class D                  ---                ---
                                                     Class E                  ---                ---

Michael J. Porche                                    Class A                  ---                ---
                                                     Class A-1                ---                ---
                                                     Class B                  166                 .5%
                                                     Class C                  100                2.0%
                                                     Class D                  ---                ---
                                                     Class E                  ---                ---

All executive officers and                           Class A              122,000               51.9%
  directors as a group                               Class A-1              3,300               66.0%
  (15 persons)                                       Class B               28,110               87.3%
                                                     Class C                  350                7.0%
                                                     Class D                2,716              100.0%
                                                     Class E                1,343              100.0%

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


     The Class C Units represent 2% of the aggregate number of Class A Units, Class A-1 Units and Class C Units outstanding as of June 25, 2001.

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

     Helene Belanger, Saul Goodman, Sandra Koo, Neeraj Mital, Brian Richmand, Robert V. Seminara, Paul Yovovich (all of whom are directors of Media and the Company) do not beneficially own any shares of the Company.

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

Exhibit
Number                           Description of Exhibit
-------

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

   *4.3 -- Indemnity, Subrogation and Contribution Agreement dated as of May 7, 1999, among American Media Operations, Inc., each subsidiary of American Media, Inc. listed on Schedule I thereto and The Chase Manhattan Bank, as collateral agent for the Secured Parties (as defined in the Security Agreement).

    *4.4 -- Pledge Agreement dated as of May 7, 1999, among American Media Operations, Inc., American Media, Inc., each subsidiary of Holdings listed on Schedule I thereto and The Chase Manhattan Bank, as collateral agent for the Secured Parties

    *4.5 -- Security Agreement dated as of May 7, 1999, among American Media Operations, Inc., American Media, Inc., each subsidiary of Holdings listed on Schedule I thereto and The Chase Manhattan Bank, as collateral agent for the Secured Parties (as defined herein).

   **4.6 -- Credit Agreement dated as of May 7, 1999, as Amended and Restated as of November 1, 1999, among American Media, Inc., American Media Operations, Inc., the Lenders party hereto and The Chase Manhattan Bank, as Administrative Agent.

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

  **10.3 --    David J. Pecker Employment Agreement, dated as of February 16,
               1999.

 ***10.4 --    Side Letter regarding David J. Pecker Employment Agreement to
               David Pecker from EMP Group LLC, dated as of April 13, 1999

  **10.5 --    Mike Rosenbloom Employment Agreement, dated as of November 1,
               1999.

      21 --    Subsidiaries of American Media Operations, Inc
--------------------------------------

(1) Enquirer/Star, Inc. is now named American Media Operations, Inc. ("Operations"); Enquirer/Star Group, Inc. ("Group") is now named American Media, Inc. ("Media").


 * Incorporated by reference to our Registration Statement on Form S-4, dated August 3, 2000.
    Filed with the U.S. Securities and Exchange Commission
    (Registration Statement No. 333-83637).
** Incorporated by reference to the March 27, 2000 Form 10-K of Media dated June 26, 2000.
*** Incorporated by reference to the March 29, 1999 Form 10-K of Media dated
    June 28, 1999.

3. Form 8-K

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy material has been sent to security holders in fiscal year 2001.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereto duly authorized on June 25, 2001.

                                             AMERICAN MEDIA OPERATIONS, INC.


                                             By:    /s/ DAVID J. PECKER
                                             ---------------------------------
                                                          David J. Pecker
                                               Chairman of the Board, President
                                                  and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated on June 25, 2001.

          Signature                                  Title
          ---------                                  -----

     /s/ DAVID J. PECKER              Chairman of the Board, President,
-----------------------------
       David J. Pecker                 Chief Executive Officer and Director
                                       (Principal Executive Officer)

     /s/ JOHN A. MILEY                Executive Vice President and Chief
-----------------------------
       John A. Miley                  Financial Officer (Principal Financial and
                                      Accounting Officer)

    /s/ AUSTIN M. BEUTNER             Director
-----------------------------
      Austin M. Beutner

      /s/ NEERAJ MITAL                Director
-----------------------------
        Neeraj Mital

    /s/ SAUL D. GOODMAN               Director
-----------------------------
     Saul D. Goodman

   /s/ ROBERT V. SEMINARA             Director
-----------------------------
     Robert V. Seminara

     Exhibit Index

     Exhibit 21 - Subsidiaries of
                  American Media
                  Operations, Inc.