Form 10-Q
period 2001-06-25
AMERICAN MEDIA OPERATIONS INC
filed 2001-08-09
CIK 853927

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 25, 2001

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

 As of August 9, 2001 there were 7,507 shares of common stock outstanding.

================================================================================

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q
                                 JUNE 25, 2001


                                                                                                                          Page(s)
                                                  PART I. FINANCIAL INFORMATION                                           -------
           Item 1. Financial Statements-
           Consolidated Balance Sheets..............................................................................         3
           Consolidated Statements of Income (Loss).................................................................         4
           Consolidated Statements of Comprehensive Income (Loss)...................................................         5
           Consolidated Statements of Cash Flows....................................................................         6
           Notes to Consolidated Financial Statements...............................................................        7-10

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............       11-14

           Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................................       14-15

                                                PART II. OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K.................................................................        16

           Signature.................................................................................................       17

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       As of June 25 and March 26, 2001
                     (in 000's, except share information)

                                                                                    March 26, 2001                   June 25, 2001
                                                                                  -------------------            -------------------
                                       ASSETS                                                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                            $      20,999                   $      3,221
  Receivables, net                                                                            25,412                         24,545
  Inventories                                                                                 14,101                         20,164
  Short term note receivable                                                                     322                            148
  Prepaid expenses and other                                                                   5,015                          5,121
                                                                                       -------------                   ------------
      Total current assets                                                                    65,849                         53,199
                                                                                       =============                   ============

PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                                                          10,076                         10,769
  Machinery, fixtures and equipment                                                           19,990                         22,887
  Display racks                                                                               35,380                         37,495
                                                                                       -------------                   ------------
                                                                                              65,446                         71,151
  Less - accumulated depreciation                                                            (18,651)                       (22,727)
                                                                                       -------------                   ------------
                                                                                              46,795                         48,424
                                                                                       -------------                   ------------
LONG TERM NOTE RECEIVABLE, net                                                                   427                            927
                                                                                       -------------                   ------------

DEFERRED DEBT COSTS, net                                                                      19,126                         18,472
                                                                                       -------------                   ------------

GOODWILL, net of accumulated amortization of $48,232 and $54,864                             482,256                        475,624
                                                                                       -------------                   ------------

OTHER INTANGIBLES, net of accumulated amortization of $56,275 and $63,962                    520,537                        512,850
                                                                                       -------------                   ------------
                                                                                       $   1,134,990                   $  1,109,496
                                                                                       =============                   ============
                         LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of term loan                                                         $      14,281                   $     12,978
  Accounts payable                                                                            30,157                         19,310
  Accrued expenses                                                                            36,035                         23,002
  Deferred revenues                                                                           33,842                         30,353
                                                                                       -------------                   ------------
      Total current liabilities                                                              114,315                         85,643

PAYABLE TO PARENT COMPANY                                                                      2,110                          2,045
                                                                                       -------------                   ------------

LONG TERM DEBT:
  Term Loan and Revolving Credit Commitment, net of current portion                          415,719                        427,716
       10.25% Senior Subordinated Notes Due 2009                                             250,000                        250,000
       11.63% Senior Subordinated Notes Due 2004                                                 740                            740
       10.38% Senior Subordinated Notes Due 2002                                                 134                            134
                                                                                       -------------                   ------------
                                                                                             666,593                        678,590
                                                                                       -------------                   ------------

DEFERRED INCOME TAXES                                                                        165,479                        163,594
                                                                                       -------------                   ------------

CONTINGENCIES

STOCKHOLDER'S EQUITY:
       Common stock, $.20 par value; 7,507 shares issued and outstanding                           2                              2
       Additional paid-in capital                                                            223,298                        223,321
       Retained deficit                                                                      (36,807)                       (41,392)
       Accumulated other comprehensive income (loss)                                              --                         (2,307)
                                                                                       -------------                   ------------
       Total stockholder's equity                                                            186,493                        179,624
                                                                                       -------------                   ------------
                                                                                       $   1,134,990                   $  1,109,496
                                                                                       =============                   ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (IN 000's)

                                                              Fiscal Quarter           Fiscal Quarter
                                                                   Ended                   Ended
                                                               June 26, 2000           June 25, 2001
                                                            --------------------    -------------------
OPERATING REVENUES:
   Circulation                                                     $ 84,672               $ 84,458
   Advertising                                                        7,048                  8,851
   Other                                                              5,656                  4,436
                                                                   --------               --------
                                                                     97,376                 97,745
                                                                   --------               --------
OPERATING EXPENSES:
   Editorial                                                         10,046                 10,252
   Production                                                        24,865                 25,605
   Distribution, circulation and other cost of sales                 19,916                 19,536
   Selling, general and administrative expenses                      10,683                 10,498
   Depreciation and amortization                                     18,342                 19,311
                                                                   --------               --------
                                                                     83,852                 85,202
                                                                   --------               --------

   Operating Income                                                  13,524                 12,543

INTEREST EXPENSE                                                    (17,822)               (15,935)
OTHER INCOME, net                                                       187                     27
                                                                   --------               --------
   Loss before provision
    for income taxes                                                 (4,111)                (3,365)

PROVISION FOR INCOME TAXES                                             (891)                (1,220)
                                                                   --------               --------
   Net loss                                                        $ (5,002)              $ (4,585)
                                                                   ========               ========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (IN 000's)

                                                                     Fiscal                  Fiscal
                                                                     Quarter                Quarter
                                                                      Ended                  Ended
                                                                     June 26,               June 25,
                                                                      2000                   2001
                                                                  -------------          -------------
Net loss                                                            $ (5,002)              $ (4,585)

Other comprehensive loss

          Interest rate swap adjustment (See Footnote 8)                  --                 (2,307)
                                                                  -------------          -------------

Other comprehensive loss                                                  --                 (2,307)
                                                                  -------------          -------------

Comprehensive loss                                                  $ (5,002)              $ (6,892)
                                                                  =============          =============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN 000's)

                                                                                           Fiscal                    Fiscal
                                                                                           Quarter                   Quarter
                                                                                            Ended                     Ended
                                                                                        June 26, 2000             June 25, 2001
                                                                                       ----------------          ---------------
Cash Flows from Operating Activities:
  Net loss                                                                                $    (5,002)              $   (4,585)
                                                                                      ---------------           --------------
Adjustments to reconcile net loss to net cash
 used in operating activities -
    Reduction of allowance for doubtful accounts                                                   --                     (500)
    Gain on sale of assets                                                                         --                       (8)
    Depreciation and amortization                                                              18,342                   19,311
    Deferred debt cost amortization                                                               496                      654
    Non-cash compensation charge                                                                   --                       22
    Decrease (increase) in -
        Receivables, net                                                                         (823)                   1,041
        Inventories                                                                            (2,509)                  (6,063)
        Prepaid expenses and other                                                              2,077                     (106)
    Increase (decrease) in -
        Accounts payable                                                                          (98)                 (10,847)
        Accrued expenses                                                                      (11,140)                  (6,002)
        Accrued interest                                                                       (6,206)                  (7,008)
        Payable to Parent Company                                                              (1,732)                     (65)
        Accrued and current deferred income taxes                                                 891                   (3,321)
        Deferred revenues                                                                      (5,120)                  (3,489)
                                                                                      ---------------           --------------
          Total adjustments                                                                    (5,822)                 (16,381)
                                                                                      ---------------           --------------
                 Net cash used in operating activities                                        (10,824)                 (20,966)
                                                                                      ---------------           --------------

Cash Flows from Investing Activities:
         Capital expenditures                                                                  (3,790)                  (6,614)
         Acquisition of business, net of cash acquired                                         (6,127)                    (892)
                                                                                      ---------------           --------------
                 Net cash used in investing activities                                         (9,917)                  (7,506)
                                                                                      ---------------           --------------

Cash Flows from Financing Activities:
    Term loan and revolving credit commitment principal repayments                                 --                   (4,306)
    Proceeds from revolving credit commitment                                                      --                   15,000
                                                                                      ---------------           --------------
                  Net cash provided by financing activities                                        --                   10,694
                                                                                      ---------------           --------------

Net Decrease in Cash and Cash Equivalents                                                     (20,741)                 (17,778)
Cash and Cash Equivalents at Beginning of Period                                               23,404                   20,999
                                                                                      ---------------           --------------
Cash and Cash Equivalents at End of Period                                                $     2,663               $    3,221
                                                                                      ===============           ==============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                                                          $        --               $    4,309
    Interest                                                                                   22,122                   22,230

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 25, 2001
                         (000's omitted in all tables)
                                  (unaudited)


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. There has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Media Operations, Inc. and subsidiaries for the fiscal year ended March 26, 2001.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein. Operating results for the fiscal period ended June 25, 2001 are not necessarily indicative of the results that may be expected for future periods.

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

        Deferred revenues were comprised of the following:

                                               March 26,        June 25,
                                                 2001             2001
                                             ------------     ------------
               Single Copy                       $10,139          $ 6,068
               Subscriptions                      23,176           24,048
               Advertising                           527              237
                                             ------------     ------------
                                                 $33,842          $30,353
                                             ============     ============

Other revenues, primarily from marketing services performed for third parties by Distribution Services, Inc. ("DSI") and Frontline Marketing, Inc. ("FMI"), are recognized when the service is performed. On November 27, 2000 the Company sold its 80% owned subsidiary, FMI (see Note 7).



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

Additionally, in July 2000, the Company bought out the remaining term of the former owner's five year employment agreement and collected the amount due per the net asset calculation as required in the initial purchase agreement. The net amount paid to the former owner for these items and miscellaneous other items was approximately $3.2 million. This adjustment was a part of the Globe Acquisition and was therefore accounted for as an increase in goodwill.

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


(4)  INVENTORIES

Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation, which approximates market value. Inventories are comprised of the following:

                                                   March 26,      June 25,
                                                     2001           2001
                                                  ---------      ---------
Raw materials - paper                               $ 8,559        $14,413
Finished product - paper, production
  and distribution costs of future issues             5,542          5,751
                                                  ---------      ---------
                                                    $14,101        $20,164
                                                  =========      =========

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


(6)  CREDIT AGREEMENT

As of June 25, 2001, the Company's effective interest rate on borrowings under the New Credit Agreement was 8.2%. The effective rate for borrowings under the New Credit Agreement averaged 8.2% for the fiscal quarter ended June 25, 2001. The effective rate for borrowings under the new Credit Agreement averaged 9.8% for the fiscal quarter ended June 26, 2000. In order to reduce our exposure to interest rate risk, we entered into a $100.0 million interest rate swap agreement which expired in November 2000 under which we paid a fixed rate of 5.95%. In November 2000, we entered into a new $90.0 million interest rate swap agreement expiring in May 2002 under which we pay a fixed rate of 6.53%.

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



(7)  SALE OF SUBSIDIARY

On November 27, 2000 the Company sold its 80% owned subsidiary, FMI, to the minority shareholder for a $2.5 million note receivable ("The Note"). The Note initially had a short-term component of $500,000 and a long-term component of $2,000,000 which is payable to the Company based on defined cash flow of FMI. The Note bears interest at 9%. Due to the uncertainty of FMI's ability to generate defined cash flow for the repayment of The Note, the Company initially reserved $1.6 million of The Note. No gain or loss was recognized on this transaction. As of June 25, 2001, The Note's short-term balance was reduced to $148,000 due to payments received from FMI. During the quarter ended June 25, 2001, the Company reversed $500,000 of the original $1.6 million reserve based on management's belief that FMI will generate the cash flow to make future payments on this amount. This amount is included in selling, general and administrative expenses for the quarter ended June 25, 2001.

(8)  DERIVATIVES AND HEDGING - ADOPTION OF SFAS NOS. 133 AND 138

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)" on March 27, 2001. The Company reports all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, depending on the designation of the derivative. Changes in the fair value of derivatives that are not designated as a hedge are reported immediately in earnings.

The Company documents all relationships between derivative hedging instruments and hedged items, as well as its risk-management objective and strategy for entering into various hedge transactions.

As a result of adopting SFAS No. 133, the Company recorded the fair market value of $2,065,000 on March 27, 2001 and the change in the fair market value during the quarter ended June 25, 2001 of $242,000 relating to their cash flow variable debt hedge as a charge to Other Comprehensive Loss.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Quarter Ended June 25, 2001 vs Fiscal Quarter Ended June 26, 2000

Total operating revenues were $97,745,000 for the current fiscal quarter. Operating revenues increased by $369,000, or 0.4%, from the prior year's comparable fiscal quarter. Results in the current fiscal quarter reflect a loss of revenue from discontinued/sold operations of $3.9 million. Circulation revenue for continuing publications increased $2.3 million primarily due to increased cover prices. Advertising revenues increased 25.6%, from $7.0 million to $8.9 million, despite a weak industry-wide advertising climate.

Circulation revenues (which include all single copy and subscription sales) were $84,458,000 for the current fiscal quarter. Circulation revenues decreased by $214,000, or 0.3%, when compared to the prior year's comparable fiscal quarter. Circulation revenue for continuing publications increased $2.3 million primarily due to increased cover prices. These circulation gains were offset by the loss of circulation revenues from discontinued/sold publications. Subscription revenues were $8,789,000 for the current fiscal quarter. Subscription revenues decreased by $18,000, or 0.2%, when compared to the prior year's comparable fiscal quarter.

Advertising revenues were $8,851,000 for the current fiscal quarter. Advertising revenues increased by $1,803,000, or 25.6%, when compared to the prior year's comparable fiscal quarter. This increase is primarily due to additional advertising revenues from our tabloids (National Enquirer and Star magazines -- $0.8 million), increased advertising revenues from MIRA! ($0.5 million) and increased advertising in our Country Music Magazine Group ($0.5 million).

Total operating expenses for the current fiscal quarter increased by $1,350,000 when compared to the prior year's comparable fiscal quarter. Results in the quarter reflect an increase of $1.4 million in T.V. advertising and promotional expense in the current fiscal quarter versus the prior year's comparable fiscal quarter.

Interest expense decreased for the current fiscal quarter by $1,887,000 to $15,935,000 compared to the prior year's comparable fiscal quarter. This decrease in interest expense relates to a lower average effective interest rate. Additionally, as a result of adopting SFAS No. 133, the Company recorded the current fiscal quarter interest rate swap expense of $429,000 to Other Comprehensive Loss.

Our effective income tax rates exceed the federal statutory income tax rate of 35% because of the effect of goodwill amortization which is not deductible for income tax reporting purposes.

     LIQUIDITY AND CAPITAL RESOURCES

We have substantially increased our indebtedness in connection with the Transactions and the Globe Acquisition (see Note 3). As a result of the New Credit Agreement and the Notes, our liquidity requirements have been significantly increased, primarily due to increased interest and principal payment obligations under the New Credit Agreement which, other than certain excess cash flow payment obligations, will commence in fiscal 2002. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the New Credit Agreement and the Notes, to make capital expenditures and to cover working capital requirements. As of August 9, 2001, there was $6.0 million outstanding on the revolving credit facility. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the Notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, or equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Our ability to make scheduled payments of principal and interest under the New Credit Agreement and the Notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At June 25, 2001, we had cash and cash equivalents of $3.2 million and a working capital deficit of $32.4 million. We do not consider our working capital deficit to be a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficits result principally from:

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

Historically, our primary sources of liquidity have been cash generated from operations and amounts available under our credit agreements, which have been used to fund shortfalls in available cash. Cash on hand on March 26, 2001 of $21.0 million was used to fund working capital requirements (including interest and tax payments of $26.5 million) as well as to fund capital expenditures.

We made capital expenditures in the fiscal quarters ended June 25, 2001 and June 26, 2000 totaling $6.6 million and $3.8 million, respectively.

At June 25, 2001, our outstanding indebtedness totaled $691.6 million, of which $440.7 million represented borrowings under the New Credit Agreement. At August 9, 2001, our outstanding indebtedness totaled $679.4 million, of which $428.5 million represented borrowings under the New Credit Agreement. In connection with the acquisition of the Globe Properties as discussed in Note 3. to the Consolidated Financial Statements, we expanded our New Credit Agreement by $90 million. As of June 25, 2001, the Company's effective interest rate on borrowings under the New Credit Agreement was 8.2%. The effective rate for borrowings under the New Credit Agreement averaged 8.2% for the fiscal quarter ended June 25, 2001. The effective rate for borrowings under the New Credit Agreement averaged 9.8% for the fiscal quarter ended June 26, 2000. In order to reduce our exposure to interest rate risk, we entered into a $100.0 million interest rate swap agreement which expired in November 2000 under which we paid a fixed rate of 5.95%. In November 2000, we entered into a new $90.0 million interest rate swap agreement expiring in May 2002 under which we pay a fixed rate of 6.53%.

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


Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA")

The following table and discussion summarizes EBITDA for the three months ended June 25, 2001 and June 26, 2000.

                       Fiscal Quarter               Fiscal Quarter
                           Ended                        Ended
                       June 26, 2000                June 25, 2001
                    --------------------          -------------------

                       $31,866,000                    $31,854,000


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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to an annual assessment for impairment by applying a fair-value based test. The standard is effective for fiscal years beginning after December 15, 2001. The Company has yet to determine the impact of the standard on its financial position and results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on March 27, 2001. As a result of this adoption, all derivatives are recognized on the balance sheet at fair value. Changes in fair value of derivatives are recorded each period in earnings or in other comprehensive income, depending on the designation of the derivative. The Company does not engage in currency speculation. The Company may, from time to time, enter into derivative instruments to hedge against known or forecasted market exposures.

Forward-Looking Statements

Some of the information presented in this Form 10-Q constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

   .  our high degree of leverage and            .  increasing competition by domestic
      significant debt service obligations,         and foreign media companies,

   .  our ability to increase circulation and    .   changes in the costs of paper used
      advertising revenues,                          by us,

   .  market conditions for our publications,    .   any future changes in management and

   .  our ability to develop new publications    .   general risks associated with the
      and services,                                  publishing industry.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial statements. We are subject to interest risk on our credit facilities and any future financing requirements. Our fixed rate debt consists primarily of Senior Subordinated Notes, as well as $90 million of interest rate swap agreements on our term loan. The interest rate swap agreements effectively convert a portion of our variable rate debt to fixed-rate debt. The interest rate swap agreement which expired in November 2000 had a fixed interest rate of 5.95%. In November 2000, we entered into a new $90.0 million swap agreement expiring in May 2002 under which we pay a fixed rate of 6.53%.

The following table presents the future principal payment obligations and weighted average interest rates associated with our existing credit instruments assuming our actual level of indebtedness (in 000's):

                                                     Fiscal Year Ended
                                      -----------------------------------------
                                         2002      2003      2004    Thereafter
                                         ----      ----      ----    ----------
Liabilities:

$250,000 Fixed Rate (10.25%)                 -          -         -    $250,000

$740 Fixed Rate (11.63%)                     -          -         -    $    740

$134 Fixed Rate (10.38%)                     -    $   134         -           -

Term Loan and Revolving Loan
Variable Rate (8.2% for the
   quarter ended June 25, 2001)        $12,978    $17,822   $22,667    $387,227
 Interest Rate Derivatives:
   Interest Rate Swaps:
     Variable to Fixed                 $90,000          -         -           -
     Average Pay Rate                    (6.53%)
     Average Receive Rate                (5.39%)

Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt net of the effect of our interest rate swap would result in a change of $877,000 in our interest expense for the three months ended June 25, 2001.

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

During the fiscal quarter ended June 25, 2001, the Company filed no reports on Form 8-K.

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

                                                AMERICAN MEDIA OPERATIONS, INC.
                                                -------------------------------
                                                Registrant


Date: August 9, 2001                            By /s/ JOHN A. MILEY
                                                --------------------
                                                John A. Miley
                                                Executive Vice President
                                                Chief Financial Officer