Form 10-Q
period 2001-09-24
AMERICAN MEDIA OPERATIONS INC
filed 2001-11-08
CIK 853927

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549


                                   FORM 10-Q


      (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 24, 2001

                                      OR

       [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission file number(s) - 333-83637


                        AMERICAN MEDIA OPERATIONS, INC.

          (Exact  name of the registrant as specified in its charter)
          -----------------------------------------------------------


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


 As of November 8, 2001 there were 7,507 shares of common stock outstanding.

================================================================================

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q
                              SEPTEMBER 24, 2001


                                                                                                    Page(s)
                                                                                                  ----------
              PART I. FINANCIAL INFORMATION
Item 1. Financial Statements-
Consolidated Balance Sheets......................................................................         3
Consolidated Statements of Income (Loss).........................................................       4-5
Consolidated Statements of Comprehensive Income (Loss) ..........................................       6-7
Consolidated Statements of Cash Flows............................................................       8
Notes to Consolidated Financial Statements.......................................................       9-13
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....      14-18

Item 3. Quantitative and Qualitative Disclosures about Market Risk ..............................      18-19

              PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.........................................................      20

Signature........................................................................................      21

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     As of September 24 and March 26, 2001
                     (in 000's, except share information)

                                                                                   March 26, 2001        Sept.  24, 2001
                                                                                  ---------------         ---------------
                                               ASSETS                                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                            $   20,999              $    6,599
  Receivables, net                                                                         25,412                  22,042
  Inventories                                                                              14,101                  19,264
  Short term note receivable                                                                  322                      --
  Prepaid expenses and other                                                                5,015                   5,269
                                                                                  ---------------         ---------------
      Total current assets                                                                 65,849                  53,174
                                                                                  ---------------         ---------------

PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                                                       10,076                  11,138
  Machinery, fixtures and equipment                                                        19,990                  24,838
  Display racks                                                                            35,380                  39,367
                                                                                  ---------------         ---------------
                                                                                           65,446                  75,343
 Less - accumulated depreciation                                                          (18,651)                (25,691)
                                                                                  ---------------         ---------------
                                                                                           46,795                  49,652
                                                                                  ---------------         ---------------
LONG TERM NOTE RECEIVABLE, net                                                                427                     800
                                                                                  ---------------         ---------------

DEFERRED DEBT COSTS, net                                                                   19,126                  17,632
                                                                                  ---------------         ---------------

GOODWILL, net of accumulated amortization of $48,232 and $61,495                          482,256                 468,993
                                                                                  ---------------         ---------------

OTHER INTANGIBLES, net of accumulated amortization of $56,275 and $71,649                 520,537                 505,164
                                                                                  ---------------         ---------------
                                                                                       $1,134,990              $1,095,415
                                                                                  ===============         ===============
                         LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of term loan                                                         $   14,281              $   14,189
  10.38% Senior Subordinated Notes Due 2002                                                    --                     134
  Accounts payable                                                                         30,157                  21,578
  Accrued expenses                                                                         36,035                  30,422
  Deferred revenues                                                                        33,842                  28,990
                                                                                  ---------------         ---------------
      Total current liabilities                                                           114,315                  95,313

PAYABLE TO PARENT COMPANY                                                                   2,110                   1,740
                                                                                  ---------------         ---------------

LONG TERM DEBT:
  Term Loan and Revolving Credit Commitment, net of current portion                       415,719                 408,261
       10.25% Senior Subordinated Notes Due 2009                                          250,000                 250,000
       11.63% Senior Subordinated Notes Due 2004                                              740                     740
       10.38% Senior Subordinated Notes Due 2002                                              134                      --
                                                                                  ---------------         ---------------
                                                                                          666,593                 659,001
                                                                                  ---------------         ---------------

DEFERRED INCOME TAXES                                                                     165,479                 163,918
                                                                                  ---------------         ---------------

CONTINGENCIES
STOCKHOLDER'S EQUITY:
       Common stock, $.20 par value; 7,507 shares issued and outstanding                        2                       2
       Additional paid-in capital                                                         223,298                 223,344
       Retained deficit                                                                   (36,807)                (45,912)
       Accumulated other comprehensive income (loss)                                           --                  (1,991)
                                                                                  ---------------         ---------------
       Total stockholder's equity                                                         186,493                 175,443
                                                                                  ---------------         ---------------
                                                                                       $1,134,990              $1,095,415
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

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (In 000's)


                                                                    Two Fiscal          Two Fiscal
                                                                     Quarters            Quarters
                                                                      ended                ended
                                                                  Sept. 25, 2000       Sept. 24, 2001
                                                                  --------------       --------------
OPERATING REVENUES:
   Circulation                                                        $171,184             $172,698
   Advertising                                                          15,577               18,238
   Other                                                                10,101                9,092
                                                                    ----------           ----------
                                                                       196,862              200,028
                                                                    ----------           ----------

OPERATING EXPENSES:
   Editorial                                                            19,714               19,952
   Production                                                           50,120               52,989
   Distribution, circulation and other cost of sales                    39,747               39,526
   Selling, general and administrative expenses                         21,664               21,704
   Depreciation and amortization                                        36,746               38,937
                                                                    ----------           ----------
                                                                       167,991              173,108
                                                                    ----------           ----------

   Operating income                                                     28,871               26,920

INTEREST EXPENSE                                                       (35,811)             (32,970)
OTHER INCOME, net                                                          419                   81
                                                                    ----------           ----------

        Loss before provision for income taxes                          (6,521)              (5,969)

PROVISION FOR INCOME TAXES                                              (2,584)              (3,136)
                                                                    ----------           ----------

        Net loss                                                      $ (9,105)            $ (9,105)
                                                                    ==========           ==========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (IN 000's)


                                                                     Fiscal              Fiscal
                                                                    Quarter             Quarter
                                                                     Ended               Ended
                                                                Sept. 25, 2000       Sept. 24, 2001
                                                                --------------       --------------
OPERATING REVENUES:
   Circulation                                                      $ 86,512             $ 88,240
   Advertising                                                         8,529                9,387
   Other                                                               4,445                4,656
                                                                  ----------           ----------
                                                                      99,486              102,283
                                                                  ----------           ----------

OPERATING EXPENSES:
   Editorial                                                           9,668                9,700
   Production                                                         25,255               27,384
   Distribution, circulation and other cost of sales                  19,831               19,990
   Selling, general and administrative expenses                       10,981               11,206
   Depreciation and amortization                                      18,404               19,626
                                                                  ----------           ----------
                                                                      84,139               87,906
                                                                  ----------           ----------

   Operating income                                                   15,347               14,377

INTEREST EXPENSE                                                     (17,989)             (17,035)
OTHER INCOME, net                                                        232                   54
                                                                  ----------           ----------

   Loss before provision for income taxes                             (2,410)              (2,604)

PROVISION FOR INCOME TAXES                                            (1,693)              (1,916)
                                                                  ----------           ----------

   Net loss                                                         $ (4,103)            $ (4,520)
                                                                  ==========           ==========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (IN 000's)


                                                                      Two Fiscal            Two Fiscal
                                                                       Quarters              Quarters
                                                                        Ended                 Ended
                                                                      Sept. 25,             Sept. 24,
                                                                         2000                 2001
                                                                   -------------        ---------------
Net loss                                                                 $(9,105)              $ (9,105)

Other comprehensive loss

        Interest rate swap adjustment (See Footnote 9)                        --                 (1,991)
                                                                   -------------        ---------------

Other comprehensive loss                                                      --                 (1,991)
                                                                   -------------        ---------------

Comprehensive loss                                                       $(9,105)              $(11,096)
                                                                   =============        ===============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (IN 000's)


                                                                            Fiscal                  Fiscal
                                                                           Quarter                 Quarter
                                                                            Ended                   Ended
                                                                          Sept. 25,               Sept. 24,
                                                                             2000                    2001
                                                                       -------------          ---------------
Net loss                                                                    $(4,103)                 $(4,520)

Other comprehensive income

        Interest rate swap adjustment (See Footnote 9)                           --                      316
                                                                       -------------          ---------------

Other comprehensive income                                                       --                      316
                                                                       -------------          ---------------

Comprehensive loss                                                          $(4,103)                 $(4,204)
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

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000's)

                                                                        Two Fiscal         Two Fiscal
                                                                         Quarters           Quarters
                                                                           Ended              Ended
                                                                      Sept. 25, 2000     Sept. 24, 2001
                                                                      --------------     --------------
Cash Flows from Operating Activities:
  Net loss                                                                  $ (9,105)          $ (9,105)
                                                                      --------------     --------------
Adjustments to reconcile net loss to net cash
 used in operating activities -
    Reduction of allowance for long term note receivable                          --               (500)
    Gain on sale of assets                                                        --                (38)
    Depreciation and amortization                                             36,746             38,937
    Deferred debt cost amortization                                            1,495              1,494
    Non-cash compensation charge                                                  --                 45
    Decrease (increase) in -
        Receivables, net                                                      (6,895)             3,692
        Inventories                                                              180             (5,163)
        Prepaid expenses and other                                             2,062               (127)
    Increase (decrease) in -
        Accounts payable                                                      (6,485)            (8,579)
        Accrued expenses                                                     (13,331)            (3,077)
        Accrued interest                                                          48               (653)
        Payable to Parent Company                                                972               (370)
        Accrued and current deferred income taxes                              2,584             (4,270)
        Deferred revenues                                                     (5,150)            (4,852)
                                                                      --------------     --------------
          Total adjustments                                                   12,226             16,539
                                                                      --------------     --------------
                 Net cash provided by operating activities                     3,121              7,434
                                                                      --------------     --------------

Cash Flows from Investing Activities:
         Capital expenditures                                                (11,790)           (13,120)
         Acquisition of business, net of cash acquired                        (7,418)            (1,164)
                                                                      --------------     --------------
                 Net cash used in investing activities                       (19,208)           (14,284)
                                                                      --------------     --------------

Cash Flows from Financing Activities:
    Term loan and revolving credit commitment principal repayments            (5,000)           (22,550)
    Proceeds from revolving credit commitment                                  5,000             15,000
                                                                      --------------     --------------
                  Net cash used in financing activities                           --             (7,550)
                                                                      --------------     --------------

Net Decrease in Cash and Cash Equivalents                                    (16,087)           (14,400)
Cash and Cash  Equivalents at Beginning of Period                             23,404             20,999
                                                                      --------------     --------------
Cash and Cash  Equivalents at End of Period                                 $  7,317           $  6,599
                                                                      ==============     ==============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                                            $     77           $  8,909
    Interest                                                                  34,069             31,947

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 24, 2001
                         (000's omitted in all tables)
                                  (unaudited)


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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein. Operating results for the fiscal period ended September 24, 2001 are not necessarily indicative of the results that may be expected for future periods.

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

    Deferred revenues were comprised of the following:

                                               March 26,              Sept. 24,
                                                 2001                   2001
                                             -------------          -------------
        Single Copy                                $10,139                $ 5,321
        Subscriptions                               23,176                 23,227
        Advertising                                    527                    442
                                             -------------          -------------

                                                   $33,842                $28,990
                                             =============          =============

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

(4) INVENTORIES

Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation, which approximates market value. Inventories are comprised of the following:

                                                    March 26,         Sept. 24,
                                                       2001              2001
                                                   -----------       ------------
Raw materials - paper                                  $ 8,559            $13,496
Finished product - paper, production
  and distribution costs of future issues                5,542              5,768
                                                   -----------       ------------
                                                       $14,101            $19,264
                                                   ===========       ============

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


(6) CREDIT AGREEMENT

As of September 24, 2001, the Company's effective interest rate on borrowings under the New Credit Agreement was 7.6%. The effective rate for borrowings under the New Credit Agreement averaged 8.0% for the two fiscal quarters ended September 24, 2001. The effective rate for borrowings under the new Credit Agreement averaged 10.0% for the two fiscal quarters ended September 25, 2000. In order to reduce our exposure to interest rate risk, we entered into a $100.0 million interest rate swap agreement which expired in November 2000 under which we paid a fixed rate of 5.95%. In November 2000, we entered into a new $90.0 million interest rate swap agreement expiring in May 2002 under which we pay a fixed rate of 6.53%.

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

(7)  SALE OF SUBSIDIARY

On November 27, 2000 the Company sold its 80% owned subsidiary, FMI, to the minority shareholder for a $2.5 million note receivable ("The Note"). The Note initially had a short-term component of $500,000 and a long-term component of $2,000,000 which is payable to the Company based on defined cash flow of FMI. The Note bears interest at 9%. Due to the uncertainty of FMI's ability to generate defined cash flow for the repayment of The Note, the Company initially reserved $1.6 million of The Note. No gain or loss was recognized on this transaction. As of September 24, 2001, The Note's short-term and long-term balances were $0 and $1,873,000, respectively, due to payments received from FMI. During the quarter ended June 25, 2001, the Company reversed $500,000 of the original $1.6 million reserve based on management's belief that FMI will generate the cash flow to make future payments on this amount. This amount is included in selling, general and administrative expenses for the two quarters ended September 24, 2001.

(8)  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

In June 2001, the Company formed a joint venture ("The Joint Venture") with Fashion Wire Daily, Inc. ("FWD") to publish and distribute a fashion magazine titled "Style 24/7" for a four issue test period. The Company and FWD each have a 50 percent ownership interest in The Joint Venture. Pursuant to the terms of the joint venture agreement, the Company and FWD each contributed $669,000 to The Joint Venture. The Company accounts for its investment under the equity method of accounting since it has no controlling influence over The Joint Venture. The Joint Venture had a net loss of $330,000 for the quarter ended September 24, 2001 of which 50 percent is included in selling, general and administrative expenses for the quarter ended September 24, 2001. Accordingly, the Company reduced its investment by 50 percent of the net loss of The Joint Venture. The Company's investment in The Joint Venture of $504,000 is included in prepaid expenses and other current assets as of September 24, 2001.

(9)  DERIVATIVES AND HEDGING - ADOPTION OF SFAS NOS. 133 AND 138

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

As a result of adopting SFAS No. 133, the Company recorded the fair market value of the liability of $2,065,000 on March 27, 2001 and the change in the fair market value during the two quarters ended September 24, 2001 of a reduction of the liability of $74,000 relating to their cash flow variable debt hedge as a charge to other comprehensive loss.


(10)  LITIGATION

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

(11)  SUBSEQUENT EVENT

The Company's Boca Raton headquarters, which housed substantially all editorial operations (including its photo, clipping and research libraries), executive offices and certain administrative functions, was closed on October 7, 2001 by the Palm Beach Department of Health when traces of anthrax were found on a computer keyboard following the death of a photo editor of the Sun from inhalation anthrax. In response to the closure of the Boca facility, the Company immediately implemented its hurricane disaster plan to produce all the weekly publications as originally scheduled. The Company has temporarily moved its editorial operations into a facility being leased on a short-term basis, which allows AMI to produce the impacted publications weekly without interruption. We will remain in this leased facility until the Palm Beach Health Department deems the Boca Raton facility is safe to return to, or if we are unable to return, until we find a new headquarters. The Company has property insurance on its Boca Raton headquarters and on the building's contents and also has business interruption insurance. The amount of any potential loss and related insurance recovery is indeterminable at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Quarter Ended September 24, 2001 vs Fiscal Quarter Ended September 25,
2000

Total operating revenues were $102,283,000 for the current fiscal quarter. Operating revenues increased by $2,797,000, or 2.8%, from the prior year's comparable fiscal quarter. Results in the current fiscal quarter reflect a loss of revenue from discontinued/sold operations of $1.4 million. Circulation revenue for continuing publications increased $2.2 million primarily due to increased cover prices. Advertising revenues increased 10.1%, from $8.5 million to $9.4 million, despite a weak industry-wide advertising climate.

Circulation revenues (which include all single copy and subscription sales) were $88,240,000 for the current fiscal quarter. Circulation revenues increased by $1,728,000, or 2.0%, when compared to the prior year's comparable fiscal quarter. Circulation revenue for continuing publications increased $2.2 million primarily due to increased cover prices. Subscription revenues were $9,331,000 for the current fiscal quarter. Subscription revenues increased by $637,000, or 7.3%, when compared to the prior year's comparable fiscal quarter.

Advertising revenues were $9,387,000 for the current fiscal quarter.
Advertising revenues increased by $858,000, or 10.1%, when compared to the prior year's comparable fiscal quarter. This increase is primarily due to additional advertising revenues from our tabloids (National Enquirer and Star magazines -- $0.7 million) and from MIRA! ($0.4 million).

Total operating expenses for the current fiscal quarter increased by $3,767,000 when compared to the prior year's comparable fiscal quarter. Results in the quarter reflect an increase in depreciation expense of $1.2 million and increased production expenses of $2.1 million in the current fiscal quarter versus the prior year's comparable fiscal quarter.

Interest expense decreased for the current fiscal quarter by $954,000 to $17,035,000 compared to the prior year's comparable fiscal quarter. This decrease in interest expense relates to a lower average effective interest rate.

Our effective income tax rates exceed the federal statutory income tax rate of 35% because of the effect of goodwill amortization which is not deductible for income tax reporting purposes.


Two Fiscal Quarters Ended September 24, 2001 vs Two Fiscal Quarters Ended September 25, 2000

Total operating revenues were $200,028,000 for the two current fiscal quarters. Operating revenues increased by $3,166,000, or 1.6%, from the prior year's comparable fiscal quarters. Results in the two current fiscal quarters reflect a loss of revenue from discontinued/sold operations of $3.5 million. Circulation revenue for continuing publications increased $2.9 million primarily due to increased cover prices. Advertising revenues increased 17.1%, from $15.6 million to $18.2 million, despite a weak industry-wide advertising climate.

Circulation revenues (which include all single copy and subscription sales) were
$172,698,000 for the two current fiscal quarters.   Circulation revenues
increased by $1,514,000, or 0.9%, when compared to the two prior year's comparable fiscal quarters. Circulation revenue for continuing publications increased $2.9 million primarily due to increased cover prices. These circulation gains were offset by the loss of circulation revenues from discontinued/sold publications. Subscription revenues were $18,120,000 for the two current fiscal quarters. Subscription revenues increased by $619,000, or 3.5%, when compared to the two prior year's comparable fiscal quarters.

Advertising revenues were $18,238,000 for the two current fiscal quarters. Advertising revenues increased by $2,661,000, or 17.1%, when compared to the two prior year's comparable fiscal quarters. This increase is primarily due to additional advertising revenues from our tabloids (National Enquirer and Star magazines -- $1.5 million), and increased advertising revenues from MIRA! ($0.9 million).

Total operating expenses for the two current fiscal quarters increased by $5,117,000 when compared to the two prior year's comparable fiscal quarters. Results in the two quarters reflect an increase in depreciation expense of $2.3 million and increased production expenses of $2.9 million in the current fiscal quarters versus the prior year's comparable two fiscal quarters.

Interest expense decreased for the two current fiscal quarters by $2,841,000 to $32,970,000 compared to the two prior year's comparable fiscal quarters. This decrease in interest expense relates to a lower average effective interest rate.

Our effective income tax rates exceed the federal statutory income tax rate of 35% because of the effect of goodwill amortization which is not deductible for income tax reporting purposes.


Subsequent Event

The Company's Boca Raton headquarters, which housed substantially all editorial operations (including its photo, clipping and research libraries), executive offices and certain administrative functions, was closed on October 7, 2001 by the Palm Beach Department of Health when traces of anthrax were found on a computer keyboard following the death of a photo editor of the Sun from inhalation anthrax. In response to the closure of the Boca facility, the Company immediately implemented its hurricane disaster plan to produce all the weekly publications as originally scheduled. The Company has temporarily moved its editorial operations into a facility being leased on a short-term basis, which allows AMI to produce the impacted publications weekly without interruption. We will remain in this leased facility until the Palm Beach Health Department deems the Boca Raton facility is safe to return to, or if we are
unable to return, until we find a new headquarters.   The Company has property
insurance on its Boca Raton headquarters and on the building's contents and also has business interruption insurance. The amount of any potential loss and related insurance recovery is indeterminable at this time.

     As a result of the above, we have cancelled all expanded issues (72 page folio versus 48 page folio) through December 31, 2001 that were scheduled to be on sale after October 7, 2001.

     We believe as a result of the anthrax incident, we have experienced a decline in circulation. When the incident first occurred, there were specific concerns and consumer discomfort and lack of knowledge with respect to the safety of our magazines. The Company quickly responded to safety concerns with an extensive public relations effort to educate consumers that there was no health risk in buying our magazines. Since the first issues following the anthrax incident, we have witnessed a steady improvement in unit sales, although they remain below normalized levels.

     LIQUIDITY AND CAPITAL RESOURCES

We have substantially increased our indebtedness in connection with the
Transactions and the Globe Acquisition (see Note 3).   As a result of the New
Credit Agreement and the Notes, our liquidity requirements have been significantly increased, primarily due to increased interest and principal payment obligations under the New Credit Agreement which, other than certain excess cash flow payment obligations, will commence in fiscal 2002. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the New Credit Agreement and the Notes, to make capital expenditures and to cover working capital requirements. As of November 8, 2001, there was $5.0 million outstanding on the revolving credit facility.
We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the Notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, or equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Our ability to make scheduled payments of principal and interest under the New Credit Agreement and the Notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At September 24, 2001, we had cash and cash equivalents of $6.6 million and a working capital deficit of $42.1 million. We do not consider our working capital deficit to be a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficit results principally from:

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

Historically, our primary sources of liquidity have been cash generated from operations and amounts available under our credit agreements, which have been used to fund shortfalls in available cash. Cash on hand on March 26, 2001 of $21.0 million was used to fund working capital requirements (including interest and tax payments of $40.9 million) as well as to fund capital expenditures.

We made capital expenditures in the two fiscal quarters ended September 24, 2001 and September 25, 2000 totaling $13.1 million and $11.8 million, respectively.

At September 24, 2001, our outstanding indebtedness totaled $673.3 million, of which $422.4 represented borrowings under the New Credit Agreement. In connection with the acquisition of the Globe Properties as discussed in Note 3. to the Consolidated Financial Statements, we expanded our New Credit Agreement by $90 million. As of September 24, 2001, the Company's effective interest rate on borrowings under the New Credit Agreement was 7.6%. The effective rate for borrowings under the New Credit Agreement averaged 8.0% for the two fiscal quarters ended September 24, 2001. The effective rate for borrowings under the New Credit Agreement averaged 10.0% for the two fiscal quarters ended September
25, 2000.   In order to reduce our exposure to interest rate risk, we entered into a $100.0 million interest rate swap agreement which expired in November 2000 under which we paid a fixed rate of 5.95%. In November 2000, we entered into a new $90.0 million interest rate swap agreement expiring in May 2002 under which we pay a fixed rate of 6.53%.

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


Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA")

The following table and discussion summarizes EBITDA for the three and six months ended September 24, 2001 and September 25, 2000.

                                                        Two Fiscal             Two Fiscal
      Fiscal Quarter            Fiscal Quarter           Quarters               Quarters
          Ended                     Ended                 Ended                   Ended
      September 25,             September 24,         September 25,            September 24,
          2000                      2001                   2000                    2001
------------------------    --------------------    ---------------------   ------------------
       $33,751,000               $34,003,000             $65,617,000            $65,857,000

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

New Accounting Pronouncement

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

Forward-Looking Statements

Some of the information presented in this Form 10-Q constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations.'' We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

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

The following table presents the future principal payment obligations and weighted average interest rates associated with our existing credit instruments assuming our actual level of indebtedness (in 000's):

                                                                       Fiscal Year Ended
                                            ---------------------------------------------------------------
                                                     2002              2003           2004     Thereafter
                                                     ----              ----           ----     ----------
  Liabilities:

  $250,000 Fixed Rate (10.25%)                          -                 -              -       $250,000

  $740 Fixed Rate (11.63%)                              -                 -              -       $    740

  $134 Fixed Rate (10.38%)                              -           $   134              -              -

  Term Loan and Revolving Loan
  Variable Rate (8.0 % for the two
     quarters ended September 24, 2001)           $ 6,489           $16,611        $21,456       $377,894
   Interest Rate Derivatives:
      Interest Rate Swaps:
          Variable to Fixed                       $90,000                 -              -              -
          Average Pay Rate                          (6.53%)
         Average Receive Rate                       (5.23%)

Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt net of the effect of our interest rate swap would result in a change of $831,000 in our interest expense for the three months ended September 24, 2001.

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

During the fiscal quarter ended September 24, 2001, the Company filed no reports on Form 8-K.

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

                                          AMERICAN MEDIA OPERATIONS, INC.
                                          -------------------------------
                                          Registrant


Date: November 8, 2001                    By /s/ JOHN A. MILEY
                                          --------------------
                                          John A. Miley
                                          Executive Vice President
                                          Chief Financial Officer