Form 10-Q
period 2001-12-24
AMERICAN MEDIA OPERATIONS INC
filed 2002-02-05
CIK 853927

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q


    (Mark One)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        [X]          SECURITIES EXCHANGE ACT OF 1934

                       For the Quarterly Period Ended December 24, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number(s) - 333-83637


                         AMERICAN MEDIA OPERATIONS, INC.
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                     59-2094424
(State or other jurisdiction of incorporation             (IRS Employee
or organization)                                          Identification No.)

 190 Congress Park Drive, Suite 200,  Delray Beach, Florida      33445
          (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code (561) 997-7733

American Media Operations, Inc. (1) HAS FILED all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) HAS BEEN subject to such filing requirements for the past 90 days.

As of February 5, 2002 there were 7,507 shares of common stock outstanding.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                DECEMBER 24, 2001

                                                                                                               Page(s)
                          PART I. FINANCIAL INFORMATION

             Item 1. Financial Statements-
             Consolidated Balance Sheets ...................................................................      3
             Consolidated Statements of Income (Loss) ......................................................    4-5
             Consolidated Statements of Comprehensive Income (Loss) ........................................    6-7
             Consolidated Statements of Cash Flows                                                                8
             Notes to Consolidated Financial Statements ....................................................   9-13

             Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations .........................................................  14-18

             Item 3. Quantitative and Qualitative Disclosures about
                Market Risk ................................................................................  18-19

                                                  PART II. OTHER INFORMATION

             Item 6. Exhibits and Reports on Form 8-K ......................................................     20
             Signature. ....................................................................................     21

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      AS OF DECEMBER 24 AND MARCH 26, 2001
                      (IN 000'S, EXCEPT SHARE INFORMATION)

                                                                              March 26, 2001       Dec. 24, 2001
                                                                              --------------       -------------
                                                      ASSETS                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                    $    20,999       $     8,547
  Receivables, net                                                                  25,412            28,055
  Inventories                                                                       14,101            17,989
  Short term note receivable                                                           322                --
  Prepaid expenses and other                                                         5,015             6,050
                                                                               -----------       -----------
      Total current assets                                                          65,849            60,641
                                                                               -----------       -----------

PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                                                10,076            11,384
  Machinery, fixtures and equipment                                                 19,990            25,568
  Display racks                                                                     35,380            43,997
                                                                               -----------       -----------
                                                                                    65,446            80,949
 Less - accumulated depreciation                                                   (18,651)          (30,413)
                                                                               -----------       -----------
                                                                                    46,795            50,536
                                                                               -----------       -----------
LONG TERM NOTE RECEIVABLE, net                                                         427               800
                                                                               -----------       -----------

DEFERRED DEBT COSTS, net                                                            19,126            16,778
                                                                               -----------       -----------

GOODWILL, net of accumulated amortization of $48,232 and $68,126                   482,256           462,362
                                                                               -----------       -----------

OTHER INTANGIBLES, net of accumulated amortization of $56,275 and $79,335          520,537           497,476
                                                                               -----------       -----------
                                                                               $ 1,134,990       $ 1,088,593
                                                                               ===========       ===========
                                  LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of term loan                                                 $    14,281       $    15,400
  10.38% Senior Subordinated Notes Due 2002                                             --               134
  Accounts payable                                                                  30,157            21,877
  Accrued expenses                                                                  36,035            21,499
  Deferred revenues                                                                 33,842            37,107
                                                                               -----------       -----------
      Total current liabilities                                                    114,315            96,017

PAYABLE TO PARENT COMPANY                                                            2,110             1,926
                                                                               -----------       -----------

LONG TERM DEBT:
  Term Loan and Revolving Credit Commitment, net of current portion                415,719           403,805
       10.25% Senior Subordinated Notes Due 2009                                   250,000           250,000
       11.63% Senior Subordinated Notes Due 2004                                       740               740
       10.38% Senior Subordinated Notes Due 2002                                       134                --
                                                                               -----------       -----------
                                                                                   666,593           654,545
                                                                               -----------       -----------

DEFERRED INCOME TAXES                                                              165,479           163,802
                                                                               -----------       -----------

CONTINGENCIES

STOCKHOLDER'S EQUITY:
       Common stock, $.20 par value; 7,507 shares issued and outstanding                 2                 2
       Additional paid-in capital                                                  223,298           223,367
       Retained deficit                                                            (36,807)          (49,965)
       Accumulated other comprehensive income (loss)                                    --            (1,101)
                                                                               -----------       -----------
       Total stockholder's equity                                                  186,493           172,303
                                                                               -----------       -----------
                                                                               $ 1,134,990       $ 1,088,593
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

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (In 000's)





                                                                   Three Fiscal              Three Fiscal
                                                                    Quarters                   Quarters
                                                                      ended                     ended
                                                                  Dec. 25, 2000               Dec. 24, 2001
                                                                  -------------               -------------
OPERATING REVENUES:
   Circulation                                                      $ 253,682                 $ 250,517
   Advertising                                                         26,004                    29,182
   Other                                                               15,554                    14,881
                                                                    ---------                 ---------
                                                                      295,240                   294,580
                                                                    ---------                 ---------
OPERATING EXPENSES:
   Editorial                                                           29,384                    29,033
   Production                                                          75,346                    78,590
   Distribution, circulation and other cost of sales                   56,583                    57,980
   Selling, general and administrative expenses                        31,972                    31,050
   Depreciation and amortization                                       57,768                    58,641
                                                                    ---------                 ---------
                                                                      251,053                   255,294
                                                                    ---------                 ---------

   Operating income                                                    44,187                    39,286

INTEREST EXPENSE                                                      (54,084)                  (48,581)
OTHER INCOME,  net                                                        806                       127
                                                                    ---------                 ---------

        Loss before provision for income taxes                         (9,091)                   (9,168)

PROVISION FOR INCOME TAXES                                             (4,133)                   (3,990)
                                                                    ---------                 ---------
        Net loss                                                    $ (13,224)                $ (13,158)
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

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (IN 000's)

                                                           Fiscal Quarter      Fiscal Quarter
                                                               Ended                Ended
                                                           Dec. 25, 2000       Dec. 24, 2001
                                                           -------------       -------------

OPERATING REVENUES:
   Circulation                                                $ 82,498           $ 77,819
   Advertising                                                  10,427             10,944
   Other                                                         5,453              5,789
                                                               --------           --------
                                                                98,378             94,552
                                                               --------           --------

OPERATING EXPENSES:
   Editorial                                                     9,670              9,081
   Production                                                   25,226             25,601
   Distribution, circulation and other cost of sales            16,836             18,454
   Selling, general and administrative expenses                 10,308              9,346
   Depreciation and amortization                                21,022             19,704
                                                               --------           --------
                                                                83,062             82,186
                                                               --------           --------

   Operating Income                                             15,316             12,366

INTEREST EXPENSE                                               (18,273)           (15,611)
OTHER INCOME, net                                                  387                 46
                                                               --------           --------

   Loss before provision for income taxes                       (2,570)            (3,199)

PROVISION FOR INCOME TAXES                                      (1,549)              (854)
                                                               --------           --------

   Net loss                                                   $ (4,119)          $ (4,053)
                                                              ========           ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (IN 000's)

                                                                    Three Fiscal         Three Fiscal
                                                                      Quarters             Quarters
                                                                        Ended               Ended
                                                                    Dec. 25, 2000        Dec. 24, 2001
                                                                    -------------        -------------

Net loss                                                               $(13,224)          $(13,158)

Other comprehensive loss

               Interest rate swap adjustment (See Footnote 9)                --             (1,101)
                                                                       --------           --------

Other comprehensive loss                                                     --             (1,101)
                                                                       --------           --------

Comprehensive loss                                                     $(13,224)          $(14,259)
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

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (IN 000's)

                                                                       Fiscal              Fiscal
                                                                       Quarter             Quarter
                                                                        Ended               Ended
                                                                    Dec. 25, 2000       Dec. 24, 2001
                                                                    -------------       -------------

Net loss                                                               $(4,119)          $(4,053)

Other comprehensive income

               Interest rate swap adjustment (See Footnote 9)               --               890
                                                                    -------------       -------------

Other comprehensive income                                                  --               890
                                                                    -------------       -------------

Comprehensive loss                                                     $(4,119)          $(3,163)
                                                                    =============       =============



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000's)

                                                                          Three Fiscal        Three Fiscal
                                                                           Quarters            Quarters
                                                                             Ended               Ended
                                                                        Dec. 25, 2000         Dec. 24, 2001
                                                                        -------------         -------------
Cash Flows from Operating Activities:
  Net loss                                                                  $(13,224)          $(13,158)
                                                                            --------           --------
Adjustments to reconcile net loss to net cash
 used in operating activities -
    Reduction of allowance for long term note receivable                          --               (500)
    Gain on sale of assets                                                        --                (11)
    Depreciation and amortization                                             57,768             58,641
    Deferred debt cost amortization                                            2,349              2,348
    Non-cash compensation charge                                                  69                 68
    Decrease (increase) in -
        Receivables, net                                                      (5,839)            (2,321)
        Inventories                                                            3,780             (3,888)
        Prepaid expenses and other                                               439               (908)
    Increase (decrease) in -
        Accounts payable                                                      (9,513)            (8,280)
        Accrued expenses                                                     (21,115)            (2,587)
        Accrued interest                                                      (9,265)            (7,107)
        Payable to Parent Company                                                841               (184)
        Accrued and current deferred income taxes                              4,133             (5,811)
        Deferred revenues                                                     (4,441)             3,265
                                                                            --------           --------
          Total adjustments                                                   19,206             32,725
                                                                            --------           --------
                 Net cash provided by operating activities                     5,982             19,567
                                                                            --------           --------

Cash Flows from Investing Activities:
         Capital expenditures                                                (17,682)           (19,417)
         Acquisition of business, net of cash acquired                        (8,199)            (1,807)
                                                                            --------           --------
                 Net cash used in investing activities                       (25,881)           (21,224)
                                                                            --------           --------

Cash Flows from Financing Activities:
    Term loan and revolving credit commitment principal repayments           (12,000)           (38,795)
    Proceeds from revolving credit commitment                                 12,000             28,000
                                                                            --------           --------
                  Net cash used in financing activities                           --            (10,795)
                                                                            --------           --------

Net Decrease in Cash and Cash Equivalents                                    (19,899)           (12,452)
Cash and Cash  Equivalents at Beginning of Period                             23,404             20,999
                                                                            --------           --------
Cash and Cash  Equivalents at End of Period                                 $  3,505           $  8,547
                                                                            ========           ========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                                            $     91           $ 11,709
    Interest                                                                  60,801             52,207


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 24, 2001
                          (000'S OMITTED IN ALL TABLES)
                                  (UNAUDITED)

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein. Operating results for the fiscal period ended December 24, 2001 are not necessarily indicative of the results that may be expected for future periods.

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

         Deferred revenues were comprised of the following:

                       MARCH 26,        DEC. 24,
                        2001              2001
                       ---------        --------

Single Copy            $10,139          $ 9,032
Subscriptions           23,176           27,612
Advertising                527              463
                       -------          -------
                       $33,842          $37,107
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

(4) INVENTORIES

Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation, which approximates market value. Inventories are comprised of the following:

                                                   March 26,        Dec. 24,
                                                     2001             2001
                                                   ---------        --------
Raw materials - paper                              $ 8,559          $12,130
Finished product - paper, production
  and distribution costs of future issues            5,542            5,859
                                                   -------          -------
                                                   $14,101          $17,989
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

(6) CREDIT AGREEMENT

As of December 24, 2001, the Company's effective interest rate on borrowings under the New Credit Agreement was 6.7%. The effective rate for borrowings under the New Credit Agreement averaged 7.6% for the three fiscal quarters ended December 24, 2001. The effective rate for borrowings under the new Credit Agreement averaged 10.1% for the three fiscal quarters ended December 25, 2000. In order to reduce our exposure to interest rate risk, we entered into a $100.0 million interest rate swap agreement which expired in November 2000 under which we paid a fixed rate of 5.95%. In November 2000, we entered into a new $90.0 million interest rate swap agreement expiring in May 2002 under which we pay a fixed rate of 6.53%.

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

(7) SALE OF SUBSIDIARY

On November 27, 2000 the Company sold its 80% owned subsidiary, FMI, to the minority shareholder for a $2.5 million note receivable ("The Note"). The Note initially had a short-term component of $500,000 and a long-term component of $2,000,000 which is payable to the Company based on defined cash flow of FMI. The Note bears interest at 9%. Due to the uncertainty of FMI's ability to generate defined cash flow for the repayment of The Note, the Company initially reserved $1.6 million of The Note. No gain or loss was recognized on this transaction. As of December 24, 2001, The Note's short-term and long-term balances were $0 and $1,873,000, respectively, due to payments received from FMI. During the quarter ended June 25, 2001, the Company reversed $500,000 of the original $1.6 million reserve based on management's belief that FMI will generate the cash flow to make future payments on this amount. This amount is included in selling, general and administrative expenses for the three quarters ended December 24, 2001.

(8)  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

In June 2001, the Company formed a joint venture ("The Joint Venture") with Fashion Wire Daily, Inc. ("FWD") to publish and distribute a fashion magazine titled "Style 24/7" for a four issue test period. As of December 24, 2001, the four issues have been completed. The Company and FWD each have a 50 percent ownership interest in The Joint Venture. Pursuant to the terms of the joint venture agreement, the Company and FWD each contributed $669,000 to The Joint Venture. The Company accounts for its investment under the equity method of accounting since it has no controlling influence over The Joint Venture. The Joint Venture had a net loss of $1,082,000 for the three quarters ended December 24, 2001 of which 50 percent is included in selling, general and administrative expenses for the three quarters ended December 24, 2001. Accordingly, the Company reduced its investment by 50 percent of the net loss of The Joint Venture. In addition, The Joint Venture returned $125,000 of originally invested capital to each of the partners and as such the Company's investment in The Joint Venture is $3,000 as of December 24, 2001.

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

As a result of adopting SFAS No. 133, the Company recorded the fair market value of the liability of $2,065,000 on March 27, 2001 as a charge to other comprehensive income. The change in the fair market value of this liability and the amortization of other comprehensive income during the three quarters ended December 24, 2001 has been recorded as a charge to interest expense.

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

(11)  OTHER EVENTS

The Company's Boca Raton headquarters, which housed substantially all editorial operations (including its photo, clipping and research libraries), executive offices and certain administrative functions, was closed on October 7, 2001 by the Palm Beach County Department of Health when traces of anthrax were found on a computer keyboard following the death of a photo editor of the Sun from inhalation anthrax. In response to the closure of the Boca facility, the Company immediately implemented its hurricane disaster plan to produce all the weekly publications as originally scheduled. The Company temporarily moved its editorial operations into a facility being leased on a short-term basis, which expires in February 2002. As a result of the uncertainty on the timing of being able to return to the Boca Raton headquarters, we have entered into a two year lease for a 53,000 square foot facility two blocks from the Company's current Boca Raton headquarters. The Company will remain in this leased facility until the Palm Beach County Health Department, OSHA (Occupational Safety and Health Administration) and NIOSH (National Institute for Occupational Safety and Health) deem the Boca Raton facility is safe to return to, or if the Company is unable to return, the Company will extend the lease term on this new facility or seek an alternative location. The Company has property insurance on its Boca Raton headquarters and on the building's contents and also has business interruption insurance. The amount of any potential loss and related insurance recovery is indeterminable at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Quarter Ended December 24, 2001 vs Fiscal Quarter Ended December 25, 2000

Total operating revenues were $94,552,000 for the current fiscal quarter. Operating revenues decreased by $3,826,000, or 3.9%, from the prior year's comparable fiscal quarter. Results in the current fiscal quarter reflect a loss of revenue from discontinued/sold operations of $1.1 million. Circulation revenue for continuing publications decreased $4.4 million primarily due to the cancellation of several expanded issues and decreased newsstand copies sold, we believe primarily due to the anthrax incident. Advertising revenues increased 5.0%, from $10.4 million to $10.9 million, despite a weak industry-wide advertising climate.

Circulation revenues (which include all single copy and subscription sales) were $77,819,000 for the current fiscal quarter. Circulation revenues decreased by $4,679,000, or 5.7%, when compared to the prior year's comparable fiscal quarter. Subscription revenues were $9,134,000 for the current fiscal quarter. Subscription revenues increased by $393,000, or 4.5%, when compared to the prior year's comparable fiscal quarter.

Advertising revenues were $10,944,000 for the current fiscal quarter. Advertising revenues increased by $517,000, or 5.0%, when compared to the prior year's comparable fiscal quarter.

Total operating expenses for the current fiscal quarter decreased by $876,000 when compared to the prior year's comparable fiscal quarter. Results in the quarter reflect a decrease in depreciation expense of $1.2 million in the current fiscal quarter versus the prior year's comparable fiscal quarter.

Interest expense decreased for the current fiscal quarter by $2,662,000 to $15,611,000 compared to the prior year's comparable fiscal quarter. This decrease in interest expense relates to a lower average effective interest rate, as well as an overall reduction in the amount of the term loan outstanding.

Our effective income tax rates exceed the federal statutory income tax rate of 35% because of the effect of goodwill amortization which is not deductible for income tax reporting purposes

Three Fiscal Quarters Ended December 24, 2001 vs Three Fiscal Quarters Ended December 25, 2000

Total operating revenues were $294,580,000 for the three current fiscal quarters. Operating revenues decreased by $660,000, or 0.2%, from the prior year's comparable fiscal quarters. Results in the three current fiscal quarters reflect a loss of revenue from discontinued/sold operations which totaled $4.6 million in the prior year. Circulation revenue for continuing publications decreased $1.5 million primarily due to decreased newsstand sales as a result of the anthrax incident. This decline in circulation revenue was partially offset by the increased cover prices as compared to the prior year period. Advertising revenues increased 12.2%, from $26.0 million to $29.2 million, despite a weak industry-wide advertising climate.

Circulation revenues (which include all single copy and subscription sales) were $250,517,000 for the three current fiscal quarters. Circulation revenues decreased by $3,165,000, or 1.2%, when compared to the three prior year's comparable fiscal quarters. Circulation revenue for continuing publications decreased $1.5 million primarily due to the circulation decline noted above. This decline in circulation revenue was partially offset by the increased cover prices as compared to the prior year period. Subscription revenues were $27,254,000 for the three current fiscal quarters. Subscription revenues increased by $1,012,000, or 3.9%, when compared to the prior year's comparable three fiscal quarters.

Advertising revenues were $29,182,000 for the three current fiscal quarters. Advertising revenues increased by $3,178,000, or 12.2%, when compared to the three prior year's comparable fiscal quarters. This increase is primarily due to additional advertising revenues from our tabloids (National Enquirer and Star magazines -- $1.5 million), increased advertising revenues from MIRA! ($1.1 million), and increased advertising from our Custom Publishing Group ($0.7 million).

Total operating expenses for the three current fiscal quarters increased by $4,241,000 when compared to the prior year's comparable three fiscal quarters. Results in the three quarters reflect an increase in depreciation expense of $1.1 million and increased production expenses of $3.2 million in the current fiscal quarters versus the prior year's comparable three fiscal quarters, primarily due to increased paper prices.

Interest expense decreased for the three current fiscal quarters by $5,503,000 to $48,581,000 compared to the prior year's comparable three fiscal quarters. This decrease in interest expense relates to a lower average effective interest rate, as well as an overall reduction in the amount of the term loan outstanding.

Our effective income tax rates exceed the federal statutory income tax rate of 35% because of the effect of goodwill amortization which is not deductible for income tax reporting purposes.

Our Boca Raton headquarters, which housed substantially all editorial operations (including its photo, clipping and research libraries), executive offices and certain administrative functions, was closed on October 7, 2001 by the Palm Beach County Department of Health when traces of anthrax were found on a computer keyboard following the death of a photo editor of the Sun from inhalation anthrax. In response to the closure of the Boca facility, we immediately implemented our hurricane disaster plan to produce all the weekly publications as originally scheduled. We temporarily moved our editorial operations into a facility being leased on a short-term basis, which expires in February 2002. As a result of the uncertainty on the timing of being able to return to the Boca Raton headquarters, we have entered into a two-year lease for a 53,000 square foot facility two blocks from our current Boca Raton headquarters. We will remain in this leased facility until the Palm Beach County Health Department, OSHA (Occupational Safety and Health Administration) and NIOSH (National Institute for Occupational Safety and Health) deem the Boca Raton facility is safe to return to, or if we are unable to return, we will extend the lease term on this new facility or seek an alternative location. We have property insurance on our Boca Raton headquarters and on the building's contents and we also have business interruption insurance. The amount of any potential loss and related insurance recovery is indeterminable at this time.

We believe as a result of the anthrax incident, we have experienced a decline in circulation. When the incident first occurred, there were specific concerns and consumer discomfort and lack of knowledge with respect to the safety of our magazines. We quickly responded to safety concerns with an extensive public relations effort to educate consumers that there was no health risk in buying our magazines. Since the first issues following the anthrax incident, we have witnessed a steady improvement in unit sales, although they remain below normalized levels.

In January 2002, the Company successfully negotiated multi-year contracts with all of its major United States wholesalers for the complete distribution of the Company's entire product line.

Effective January 12, 2002, the Company consolidated its national distributor functions with Curtis Circulation Company.

           LIQUIDITY AND CAPITAL RESOURCES

We have substantially increased our indebtedness in connection with the Transactions and the Globe Acquisition (see Note 3). As a result of the New Credit Agreement and the Notes, our liquidity requirements have been significantly increased, primarily due to increased interest and principal payment obligations under the New Credit Agreement which, other than certain excess cash flow payment obligations, commenced in fiscal 2002. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the New Credit Agreement and the Notes, to make capital expenditures and to cover working capital requirements. As of February 5, 2002, there were no amounts outstanding on the revolving credit facility. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the Notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, or equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Our ability to make scheduled payments of principal and interest under the New Credit Agreement and the Notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At December 24, 2001, we had cash and cash equivalents of $8.5 million and a working capital deficit of $35.4 million. We do not consider our working capital deficit to be a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficit results principally from:

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

Historically, our primary sources of liquidity have been cash generated from operations and amounts available under our credit agreements, which have been used to fund shortfalls in available cash. Cash on hand on March 26, 2001 of $21.0 million was used to fund working capital requirements (including interest and tax payments of $63.9 million) as well as to fund capital expenditures.

We made capital expenditures in the three fiscal quarters ended December 24, 2001 and December 25, 2000 totaling $19.4 million and $17.7 million, respectively.

At December 24, 2001, our outstanding indebtedness totaled $670.1 million, of which $419.2 represented borrowings under the New Credit Agreement. In connection with the acquisition of the Globe Properties as discussed in Note 3. to the Consolidated Financial Statements, we expanded our New Credit Agreement by $90 million. As of December 24, 2001, the Company's effective interest rate on borrowings under the New Credit Agreement was 6.7%. The effective rate for borrowings under the New Credit Agreement averaged 7.6% for the three fiscal quarters ended December 24, 2001. The effective rate for borrowings under the New Credit Agreement averaged 10.1% for the three fiscal quarters ended December 25, 2000. In order to reduce our exposure to interest rate risk, we entered into a $100.0 million interest rate swap agreement which expired in November 2000 under which we paid a fixed rate of 5.95%. In November 2000, we entered into a new $90.0 million interest rate swap agreement expiring in May 2002 under which we pay a fixed rate of 6.53%.

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

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA")

The following table and discussion summarizes EBITDA for the three and nine months ended December 24, 2001 and December 25, 2000.

                                                                                     Three                        Three
                     Fiscal Quarter                Fiscal Quarter               Fiscal Quarters              Fiscal Quarters
                          Ended                        Ended                         Ended                         Ended
                        December 25,                December 24,                   December 25,                 December 24,
                           2000                         2001                          2000                          2001
                     --------------                --------------               ---------------              ---------------
                         $36,338,000                 $32,070,000                  $101,955,000                 $97,927,000

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

FORWARD-LOOKING STATEMENTS

Some of the information presented in this Form 10-Q constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

   -      our high degree of leverage and                              -           the effects of terrorism, including
          significant debt service obligations,                                    bio-terrorism, on our business,

   -      our ability to increase circulation and                      -           increasing competition by domestic
          advertising revenues,                                                    and foreign media companies,

   -      market conditions for our publications,                     -            changes in the cost of paper used by us,

   -      our ability to develop new publications                      -           any future changes in management
          and services,                                                            and

   -      outcomes of pending and future litigation,                   -           general risks associated with the
                                                                                   publishing industry.


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

The following table presents the future principal payment obligations and weighted average interest rates associated with our existing credit instruments assuming our actual level of indebtedness (in 000's):

                                                                Fiscal Year Ended
                                                -----------------------------------------------------------------
                                                     2002              2003                2004       Thereafter
                                                     ----              ----                ----       ----------
Liabilities:

$250,000 Fixed Rate (10.25%)                          --                  --                --          $250,000

$740 Fixed Rate (11.63%)                              --                  --                --          $    740

$134 Fixed Rate (10.38%)                              --            $    134                --                --

Term Loan and Revolving Loan
Variable Rate (7.6 % for the three
   quarters ended December 24, 2001)          $    3,244            $ 16,611          $ 21,456          $377,894
 Interest Rate Derivatives:
    Interest Rate Swaps:
        Variable to Fixed                     $   90,000                  --                --                --
        Average Pay Rate                         (6.53%)
       Average Receive Rate                      (4.81%)

Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt net of the effect of our interest rate swap would result in a change of $823,000 in our interest expense for the three months ended December 24, 2001.

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

During the fiscal quarter ended December 24, 2001, the Company filed no reports on Form 8-K.

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

                                                AMERICAN MEDIA OPERATIONS, INC.
                                                -------------------------------
                                                Registrant


Date: February 5, 2002                          By /s/ JOHN A. MILEY
                                                ------------------------
                                                John A. Miley
                                                Executive Vice President
                                                Chief Financial Officer