Form 10-K
period 2002-03-25
AMERICAN MEDIA OPERATIONS INC
filed 2002-06-14
CIK 853927

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

      (Mark One)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         (X)            OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Fiscal Year Ended March 25, 2002
                                           OR
          ()            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __
                                              ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./x/

As of June 14, 2002, 7,507.6 shares of registrant's common stock were outstanding. The common stock is privately held and, to the knowledge of registrant, no shares have been sold in the past 60 days.

                      Documents Incorporated by Reference
                                     None

                        AMERICAN MEDIA OPERATIONS, INC.
                                   FORM 10-K
                       FOR THE YEAR ENDED MARCH 25, 2002


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

     We were incorporated under the laws of Delaware in February 1981 and are a wholly-owned subsidiary of American Media, Inc. ("Media"). We conduct all of Media's operations and represent substantially all of Media's assets. Our headquarters and principal executive offices are located at 190 Congress Park Drive, Suite 200, Delray Beach, FL 33445 and the telephone number is (561) 997-7733.

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

     On July 11, 2000, the Company and the former owner of the Globe Properties signed an agreement whereby the existing voting shareholders of the LLC repurchased the $5 million of equity in the LLC originally issued to the former owner. Concurrent with this purchase, the former owner and his son resigned their positions as directors of the board of the Company.

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

     On February 14, 2002, we issued $150,000,000 in aggregate principal amount of 10 1/4% Series B Senior Subordinated Notes due 2009 through a private placement "The 2002 Subordinated Notes", collectively with The New Subordinated Notes referred to as the "Notes" issued in 2002. The gross proceeds from the offering were $150,750,000 including the premium on the notes. We used the gross proceeds of the offering to (a) make a $75,375,000 distribution to the LLC, (b) to prepay $68,375,000 of the term loans under our credit facility and
(c) pay transaction costs in the estimated amount of $7,000,000. The Notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness. The Notes rank equally with all our existing and future senior subordinated indebtedness. The Notes are guaranteed on a senior subordinated basis by all our current subsidiaries.

     Our Boca Raton headquarters, which housed substantially all editorial operations (including its photo, clipping and research libraries), executive offices and certain administrative functions, was closed on October 7, 2001 by the Palm Beach County Department of Health when traces of anthrax were found on a computer keyboard following the death of a photo editor of the Sun from inhalation anthrax. In response to the closure of the Boca facility, we immediately implemented our hurricane disaster plan to produce all the weekly publications as originally scheduled. We temporarily moved our editorial operations into a facility leased on a short-term basis, which expired in February 2002. As a result of the uncertainty on the timing of being able to return to the Boca Raton headquarters, we have entered into a two-year lease for a 53,000 square foot facility two blocks from our current Boca Raton headquarters. We will remain in this leased facility until the Palm Beach County Health Department, OSHA (Occupational Safety and Health Administration) and NIOSH (National Institute for Occupational Safety and Health) deem the Boca Raton facility is safe to return to, or if we are unable to return, we will extend the lease term on this new facility or seek an alternative location. In February of 2002, the Palm Beach Health Department quarantined the building for an additional 18 months or until the building has been remediated. Management is currently evaluating its options regarding its headquarters' building and its contents and has not yet committed to a remediation plan. In May of 2002, we reached a final settlement agreement with our insurance company, and received payment.


Industry Data and Circulation Information

     Unless otherwise specifically indicated, all statements presented in this Form 10-K regarding (a) circulation rankings in the United States and Canada of National Enquirer, Star,

Globe, National Examiner, Weekly World News and Sun relative to other magazines are based on weekly single copy circulation and of Country Weekly in its category based on bi-weekly circulation, (b) rankings in the United States and Canada of National Enquirer, Star, Globe and National Examiner relative to other magazines based on total magazine retail dollars generated, (c) our publications' share of total weekly single copy circulation in the United States and Canada and (d) the percentage that average weekly single copy circulation of our publications in the United States, Canada or outside of North America represents of total average weekly single copy circulation of our publications are based upon statistical data obtained from the report of the Audit Bureau of Circulations for the six months ended December 31, 2001 (which information has not been independently verified by us). Unless otherwise indicated, all average weekly circulation information for our publications is an average of actual weekly circulation for the twelve months ended March 25, 2002. All references to "circulation" are to single copy and subscription circulation, unless otherwise specified. All information regarding National Enquirer, Star, Country Weekly, and Country Music is based on Fall 2001 Mediamark Research Inc. syndicated research data (which information has not been independently verified by us). Information regarding magazine audience estimates (i.e. multiple readers per copy) and reader demographics for all other AMI titles are based on research conducted by outside independent research companies and the individual publishers' estimates.

                                  The Company

Overview

     We are a leading publisher in the field of general interest magazines, publishing National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun, Country Weekly, Country Music Magazine, MIRA!, Auto World Magazine and other smaller monthly publications with a current aggregate weekly circulation of approximately 5.0 million copies. National Enquirer, Star, and Globe, our premier titles, have the second, fourth and sixth highest weekly single copy circulation, respectively, of any weekly periodical in the United States. We are the leader in total weekly single copy circulation of magazines in the United States and Canada with approximately 38% of total U.S. and Canadian circulation for audited weekly publications. We derive approximately 84% of our revenues from circulation, predominantly single copy sales in retail outlets, and the remainder from advertising and other sources. National Enquirer, Star, Globe and National Examiner are distributed in approximately 155,000 retail outlets in the United States and Canada, representing, in the opinion of management, substantially complete coverage of periodical outlets in these countries. Distribution Services, Inc. ("DSI"), our subsidiary, arranges for the placement and merchandising of our publications and third-party publications at retail outlets throughout the United States and Canada. In addition, DSI provides marketing, merchandising and information-gathering services for third parties.

     Our tabloid publications are among the most well-known and widely distributed titles in the publishing industry. While our tabloid publications have a current aggregate weekly newsstand circulation of approximately 4.1 million copies, they enjoy a weekly readership of over 30 million people due to multiple readers per copy sold. Our other titles (including the Mini Mags, Micro Mags and Digests) contribute an additional readership of over 22 million, giving AMI titles a total readership in excess of 50 million. As a result, we believe our publications enjoy strong consumer brand awareness with a large and loyal readership base. Our publications include the following titles:

     . National Enquirer is a weekly general interest periodical with an editorial content devoted to investigative reporting, celebrity gossip & features, human interest stories and articles covering lifestyle topics such as health, food and household affairs.

         National Enquirer is the second highest selling weekly periodical in the United States and Canada based on single copy circulation, selling on average 1,498,000 copies per week. National Enquirer has a total average weekly circulation of 1,870,000 copies, including subscriptions, with a total readership in the U.S., Canada and the U.K. of 15.0 million. The median age of the National Enquirer's readership is 41 and over 65% of the readers are women. National Enquirer's cover price was $1.89 in the United States and the 72 page expanded issues (versus a regular issue of 48 pages) were priced at $2.99. Effective with the April 2, 2002 issue, the National Enquirer pagination was increased from 48 pages to 60 pages for a regular issue and from 72 pages to 84 pages for an expanded issue. The cover price for the 60-page issue increased to $2.09, while the expanded issue's price remained unchanged. In fiscal 2002, there were 12 expanded issues. Excluding these 12 expanded issues, average single copy and total average weekly circulation was 1,525,000 and 1,897,000 respectively.

     . Star is a weekly celebrity news-based periodical dedicated to covering the stars of television, movies and music, as well as the lives of the rich and famous from politics, business, royalty and other areas. Star's editorial also incorporates fashion, health, fitness, diet, all with a celebrity spin. Star is the fourth highest selling weekly periodical in the United States and Canada based on single copy circulation, selling on average 1,205,000 copies per week. Star has a total average weekly circulation of 1,477,000 copies, including subscriptions, with a total readership in the U.S. and Canada of 7.4 million. The median age of the Star's readership is 41 and over 75% of the readers are women. Star's cover price was $1.89 in the United States and the 72 page expanded issues (versus a regular issue of 48 pages) were priced at $2.99. Effective with the April 2, 2002 issue, the Star pagination was increased from 48 pages to 60 pages for a regular issue and from 72 pages to 84 pages for an expanded issue. The cover price for the 60-page issue increased to $2.09, while the expanded issue's price remained unchanged. In fiscal 2002, there were 11 expanded issues. Excluding these 11 expanded issues, average single copy and total average weekly circulation was 1,222,000 and 1,494,000, respectively.

     . Globe is a weekly tabloid with content that is much edgier than the National Enquirer and Star, with a greater emphasis on investigative crime stories. Globe is the sixth highest selling weekly periodical in the United States and Canada based on single copy circulation, selling on average 601,000 copies per week. Globe has a total average weekly circulation of 652,000 copies, including subscriptions, with an estimated readership of over 5.2 million. Over 65% of the readers are women, with an estimated median age of 41. Globe's cover price during fiscal 2002 was $1.89 in the United States and the 72 page expanded issues (versus a regular issue of 48 pages) were priced at $2.99. In fiscal 2002, there were 11 such issues. Excluding these 11 expanded issues, average single copy and total average weekly circulation was 607,000 and 658,000, respectively. Effective with the April 2, 2002 issue, Globe's cover price was increased to $1.99 for a regular issue while the expanded issue's price remained unchanged.

     . National Examiner's editorial content consists of celebrity and human-interest stories, differentiating itself from the other titles through its upbeat positioning as the "gossip, games and good news" tabloid. The National Examiner sells an average 285,000 copies per week, with a average weekly circulation of 303,000 copies, including subscriptions. Total readership is estimated at 1.2 million, 85% female, with an estimated median age in their early 50s. National Examiner's cover price during fiscal 2002 was $1.89 in the United States. Effective with the April 2, 2002 issue, National Examiner's cover price was increased to $1.99.

     . Weekly World News is a tabloid devoted to the publication of entertaining, bizarre and strange but true stories. There is much humorous original content and the paper has created several characters that have become staples of pop culture. Weekly World News has an average weekly single copy circulation of 207,000 copies, with a total average weekly circulation of 227,000 copies, including subscriptions. Readership is estimated at 0.9 million. The young (40% of the readership is under 30) and old (45% is over 60) are drawn to the funny and unusual mix of stories found in Weekly World News. Weekly World News' cover price during fiscal 2002 was $1.69 in the United States. Effective with the April 2, 2002 issue, Weekly World News' cover price was increased to $1.79.

     . Sun's editorial content is skewed to an older target audience and focuses on religion, health, holistic remedies, predictions and prophecies. Sun also includes entertaining and unusual articles from around the world. Sun has an average weekly single copy circulation of approximately 141,000 copies, with a total readership estimated at 146,000. 80% of Sun's readers are women, with a median age in the mid fifties. Sun's cover price during fiscal 2002 was $1.69 in the United States. Effective with the April 9, 2002 issue, Sun's cover price was increased to $1.79.

     . Country Weekly is a special interest magazine presenting various aspects of country music, lifestyles, events and personalities, and has the highest bi-weekly circulation of any such magazine in its category. Country Weekly has an average single copy circulation of 219,000 copies, with a total average bi-weekly circulation of 404,000 copies, including subscriptions and a cover price of $2.99 in the United States. Total readership is 3.4 million, and 67% of the readers are women. The median age is 46.

     . Country Music Magazine is a bi-monthly publication that is also a special interest magazine presenting various aspects of country music, lifestyles, events and personalities. The Company acquired Country Music Magazine on August 1, 2000. Country Music Magazine has an average single copy circulation of approximately 18,000 copies with a total average circulation of 300,000 copies and a cover price of $3.99 in the United States. Country Music Magazine has a total readership of 4.5 million, and 64% of the readers are women. The median age is 43.

     . Micro Mags. We publish pocket-sized books under the name of Micro Mags covering such topics as diets, horoscopes, health and psychic phenomena. Fourteen releases are published annually, each with four titles, at a current price of $1.89.

     . Mini-Mags and Digest. Our Mini-Mags and Digest business was added in the Globe Acquisition. The unit publishes a series of booklets ranging in price from $1.19 to $2.69 and covering such topics as diets, health, astrology and pets. Mini-Mags and Digests are similar to our Micro Mags publications. The Mini-Mags and Digest business produces approximately 100 million booklets annually.

     . Mira. Launched in June of 2000 as a bi-weekly, Mira is a Spanish language magazine that features exclusive news, gossip and goings-on about the hottest stars in the Latino community, along with interviews and in-depth stories spotlighting them at work and at play. It is distributed at checkout in supermarkets, bodegas and mass merchandisers in the top 43 Hispanic markets in the U.S. The magazine has a cover price of $1.79 and a bi-weekly circulation of 114,000. Total readership is estimated at 570,000. 74% of the readers are women and the median age is 37.

     . AMI Auto World Magazine. Launched as a biweekly in June 2000, Auto World targets the in-market buyer and is the only automotive magazine sold at checkout in supermarket and mass merchandisers. The readership is 33% female, giving Auto World by far the highest number of women readers of any automotive title. Articles focus on buying new and pre-owned cars, road tests, comparison tests, news, pricing, recalls and rebates. Auto World shifted to a monthly frequency in July 2001 at a cover price of $3.95.

     .  New Media. There are web sites for the National Enquirer
        (nationalenquirer.com), Star (starmagazine.com), Country Weekly (countryweekly.com), Weekly World News (weeklyworldnews.com) and Auto World Magazine (amiautoworld.com). The company is currently syndicating its content to Yahoo, I-Village, MSN, Lycos, Iwon and Keen. Syndication fees are based on shared subscription and advertising revenues.

Circulation

     Our tabloid publications have an aggregate weekly newsstand circulation of approximately 4.1 million copies and a weekly readership of over 30 million people due to multiple readers per copy sold. We derive approximately 84% of our revenues from circulation and the remainder from advertising and other sources. Approximately 88% of our circulation revenues are generated by single copy circulation at retail outlets and the remainder by subscriptions. The United States, Canada and areas outside of North America represented approximately 85%, 11% and 4% of average weekly single copy circulation, respectively.

     Single Copy Circulation.   The following table sets forth average weekly
single copy circulation and U.S. cover prices for our publications for the three fiscal years 2000, 2001 and 2002.

Average Weekly Single Copy Circulation and U.S. Cover Price

                                                                For Fiscal Year Ended
                                             ---------------------------------------------------------------
                                                 March 27,             March 26,              March 25,
                                                   2000                  2001                    2002
                                             -----------------     -----------------     -------------------
                                                            (circulation data in thousands)
National Enquirer
   Single Copy Circulation                            1,743 (3)             1,657 (4)               1,498 (5)
   Cover Price                                       $ 1.69 (1)            $ 1.89 (1)              $ 1.89 (1)

Star
   Single Copy Circulation                            1,407 (3)             1,301 (4)               1,205 (5)
   Cover Price                                       $ 1.69 (1)            $ 1.89 (1)              $ 1.89 (1)

Globe
   Single Copy Circulation                              741                   663 (4)                 601 (5)
   Cover Price                                       $ 1.69 (1)            $ 1.89 (1)              $ 1.89

National Examiner
   Single Copy Circulation                              401                   335                     285
   Cover Price                                       $ 1.69 (1)            $ 1.89 (1)              $ 1.89 (1)

Weekly World News
   Single Copy Circulation                              306                   254                     207
   Cover Price                                       $ 1.59 (1)            $ 1.69 (1)              $ 1.69 (1)

Sun
   Single Copy Circulation                              207                   167                     141
   Cover Price                                       $ 1.59 (1)            $ 1.69 (1)              $ 1.69 (1)

Country Weekly
   Single Copy Circulation                              175 (2)               224                     219
   Cover Price                                       $ 2.49 (1)            $ 2.49 (1)              $ 2.99 (1)

______________________________

(1) We increased the U.S. cover price on each of the National Enquirer, Star, Globe and National Examiner from $1.49 to $1.59 on July 27, 1999, to $1.69 on February 8, 2000, to $1.79 on October 3, 2000, and then to $1.89 on March 13, 2001. On April 2, 2002, we expanded National Enquirer and Star to 60 pages from 48 pages, comprised primarily of expanded news stories and additional celebrity photographs. The introduction of the 60 page issues was initiated with a price increase for National Enquirer and Star from $1.89 to $2.09. We increased the U.S. cover price on Globe and National Examiner to $1.99 on April 2, 2002. We increased the U.S. cover price on Weekly World News and Sun from $1.39 to $1.49 on July 27, 1999, to $1.59 on January 4, 2000, to $1.69 on January 2, 2001 and then to $1.79 on April 2, 2002 and April 9, 2002 for Weekly World News and Sun, respectively. We increased the U.S. cover price on Country Weekly from $1.99 to $2.49 on October 5, 1999 simultaneously with its re-launch as a bi-weekly publication and then to $2.99 on June 26, 2001.

(2) Bi-weekly average circulation from October 5, 1999 through March 27, 2000 was 205,000.

(3) Amount includes six expanded issues for both National Enquirer and Star that included 72 pages versus a regular issue of 48 pages and were priced at $2.69. Excluding these six issues, single copy circulation was 1,767,000 and 1,428,000 for both National Enquirer and Star, respectively.

(4) Amount includes nine expanded issues for both National Enquirer and Star and seven expanded issues for the Globe that included 72 pages versus a regular issue of 48 pages and were priced at $2.89. Excluding these expanded issues, single copy circulation was 1,680,000, 1,321,000 and 671,000 for the National Enquirer, Star, and Globe, respectively.

(5) Amount includes twelve expanded issues for National Enquirer and eleven expanded issues for both Star and Globe that included 72 pages versus a regular issue of 48 pages and were priced at $2.89. Excluding these expanded issues, single copy circulation was 1,525,000, 1,222,000 and 607,000 for National Enquirer, Star and Globe, respectively.

    For Fiscal 2002, single copy circulation for each of our six tabloids experienced a decline. Overall, our tabloid titles were down 10% in units while the overall checkout titles, as measured by the Audit Bureau of Circulation, were down 8%. Despite the unit circulation declines during fiscal 2002, we were able to maintain our total tabloid retail dollars (the total amount of gross revenue generated by retailers) through prudent increases in our cover price, while the overall industry's retail dollars decreased by 1.2%. This is only the second time in history that retail dollars declined. We believe that the principal factors contributing to these declines include, a general industry-wide decline in single copy circulation of individual publications due to an increasing number of publications in the industry and diminished service levels from wholesalers who distribute magazines to retailers and fill the pockets at checkout counters as a result of consolidation among wholesalers and their related efforts to cut expenses. Additionally, we further believe that we have experienced declines above the industry average as a result of the October anthrax incident at our Boca Raton headquarters as discussed above.

    In addition to signing new agreements with the wholesalers, we also consolidated our national distributor functions with Curtis Circulation Company effective January 12, 2002. We are also working on several other arrangements with other distributors to gain additional retail outlets that will help expand our circulation base.

    On April 2, 2002 we successfully launched the 60-page version of the National Enquirer and Star at $2.09. For the first six 60-page issues at $2.09 subsequent to the April 2 launch compared to the six previous regular issues at 48 pages and $1.89 our combined circulation of the National Enquirer and Star was flat.

    In order to build our brand names and support our price increases we have continued our multi-tiered advertising campaign, which includes television, print and outdoor advertising for the National Enquirer and Star. These campaigns emphasize each publications' strong journalistic content and investigative nature. For the fiscal years ended March 25, 2002 and March 26,
2001 we spent approximately $5.0   million and  $9.5 million, respectively, on
our advertising campaigns.

Subscription Sales.

       Our strategy with respect to subscriptions seeks to optimize subscription revenues and profitability as opposed to subscription circulation. We accomplish this strategy by focusing on direct sales of our titles by us through inserts, direct mailings and in-house advertisements in the respective magazines. In fiscal 2002, approximately 12% (or $36.5 million) of our total revenues from circulation were from subscription sales.

Advertising Revenues

      We had approximately $39.9 million in advertising revenues in fiscal 2002, representing a 7.5% increase over the prior fiscal year. Our advertising revenues are generated by national advertisers, including consumer product and broadcasting companies, direct response and classified advertisers. We employ advertising sales people and maintain advertising sales offices in New York City, Chicago, Los Angeles, Detroit, Nashville, Miami, Boca Raton and Atlanta. Ad pages for the period from January-April 2002, as measured by the Publishers Information Bureau have grown by 28.6% and 43.1% over the prior year for
National Enquirer and Star, respectively.   This represented the fourth and
first higher year over year increases among titles audited by the Audit Bureau of Circulations. During this time period the overall industry was down 17.6% in ad pages.

Editorial

      The editorial departments of our publications operate independently. The editorial headquarters for National Enquirer, Star, Globe, National Examiner, Sun, Weekly World News and Auto World Magazine are in Boca Raton, Florida. The tabloids also have editorial bureaus in Los Angeles and New York. MIRA's editorial headquarters is located in Miami, Florida. Country Weekly and Country Music Magazine's editorial headquarters are located in Nashville, Tennessee.

      The editorial news gathering operation of National Enquirer, Star and Globe are each directed by an editor-in-chief, an executive editor who supervises article editors, including a Los Angeles and New York bureau chief.

      The editorial staffs of Weekly World News, National Examiner, Sun, Country Weekly, Country Music Magazine, MIRA! and Auto World are each managed by an editor.

Production and Distribution

      An unrelated third-party performs most of the pre-press operations for our publications and is responsible for transmitting them electronically to printing plants. We have a long-term printing agreement with an unrelated domestic printer to print National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun and Country Weekly through December 2010 for sales in the United States, Canada and, to the extent applicable, outside of North America (except for the United Kingdom). This same printer also prints the majority of our other publications. National Enquirer has a special United Kingdom edition, which is printed by another unrelated printer. Once printed, the copies are distributed primarily by 4 regional wholesalers, who represent 81% of the market, as well as 88 smaller wholesalers who represent the remaining 19%, in the United States and Canada, who deliver the requisite number of copies to approximately 155,000 retail sales locations. We believe our relationships with our printing companies are adequate and that there are printing facilities available elsewhere, should the need arise. The principal raw materials utilized by our publications are paper and ink. Paper is purchased directly by us from several suppliers based upon pricing and, to a lesser extent, availability. Both paper and ink are commodity products with pricing affected by demand, capacity and economic conditions. We believe that adequate sources of supply are, and will continue to be, available to fulfill our requirements.

      Our operating income may be significantly affected by the price of paper
used in our publications.   We have currently committed our volume requirements
with our major suppliers
through December 2003; however, we have not locked in prices beyond December 2002 as we believe that the price of paper may decline based on current market conditions.

Marketing and Merchandising

      We have established, through DSI, our own marketing organization whose primary function is to coordinate the placement and merchandising of our publications and third-party publications in retail outlets throughout the United States and Canada. In addition to the services DSI provides for our publications, DSI acts as a "quarterback" for approximately 63% (based on our estimates) of new front-end racking programs initiated annually in the United States and Canada by supermarkets and other retailers. Recently, DSI has begun to leverage its network of field representatives, which are regularly in retail outlets performing its services, by expanding its services to provide merchandising, resetting of rack programs and other information services to consumer product companies outside the publishing industry.

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

      Some of DSI's third-party clients include Hachette, which publishes Woman's Day, Woman's Day Specials and Elle; Gruner & Jahr USA/Publishing, which publishes Family Circle, Family Circle Specials, Rosie (formerly McCall's), Fitness, Parents and YM; Wenner Media, Inc., which publishes US Weekly Magazine, Rolling Stone Magazine and Men's Journal; Newsweek, Inc., which publishes Newsweek; and Rodale Press, Inc., which publishes Prevention, Prevention Guides, Men's Health and Runners World. DSI also has recently reached an agreement to represent Bauer Publishing, which publishes First for Women and Woman's World.


Other Businesses

      On November 27, 2000, the Company sold its 80% owned subsidiary, Frontline Marketing, ("FMI") to the minority shareholder for a $2.5 million note receivable (See Note 9 to the Consolidated Financial Statements).

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

      We also had ancillary sales (primarily licensing and syndication sales) of $1.5 million in fiscal 2002.

Competition

     National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun, Country Music Magazine, Country Weekly, MIRA!, and Auto World Magazine compete in varying degrees with other publications sold at retailers' checkout counters, as well as forms of media concentrating on celebrity news, such as certain newspapers, magazines and television and radio programs. We believe that historical declines in single copy circulation of National Enquirer, Globe, Star and National Examiner have resulted in part from increased competition from these publications and forms of media. Competition for circulation is largely based upon the content of the publication, its placement in retail outlets and, to a lesser extent, its price. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results. We believe that currently our most significant direct competitors in the print media are AOL Time Warner Inc. (which publishes People, In Style and Entertainment Weekly), Wenner Media, Inc. (which publishes US Weekly Magazine), and TV Guide, Inc. (which publishes TV Guide).

     DSI competes with many other companies providing marketing and distribution services, such as full-service national distributors, wholesalers and publishers with their own marketing organizations.

Employee Relations

     We currently employ approximately 605 full-time employees and 1,517 part-time employees. Approximately 1,626 of our employees, including almost all of our part-time employees, work for DSI. None of our employees is represented by any union or other labor organization. We have had no strikes or work stoppages during the last five years. We believe that our relations with our employees are good.

ITEM 2.  PROPERTIES

     Our Boca Raton headquarters, (a three story 70,000 square foot free standing building, which housed substantially all editorial operations including its photo, clipping and research libraries), executive offices and certain administrative functions, was closed on October 7, 2001 by the Palm Beach County Department of Health when traces of anthrax were found on a computer keyboard following the death of a photo editor of the Sun from inhalation anthrax. In response to the closure of the Boca facility, we immediately implemented our hurricane disaster plan to produce all the weekly publications as originally scheduled. We temporarily moved our editorial operations into a facility leased on a short-term basis, which expired in February 2002. As a result of the uncertainty on the timing of being able to return to the Boca Raton headquarters, we have entered into a two-year lease for a 53,000 square foot facility two blocks from our current Boca Raton headquarters. We will remain in this leased facility until the Palm Beach County Health Department, OSHA (Occupational Safety and Health Administration) and NIOSH (National Institute for Occupational Safety and Health) deem the Boca Raton facility is safe to return to, or if we are unable to return, we will extend the lease term on this new facility or seek an alternative location. In February of 2002, the Palm Beach Health Department quarantined the building for an additional 18 months or until the building has been remediated. Management is currently evaluating its options regarding its headquarters' building and its contents and has not yet committed to a remediation plan. In May of 2002, we reached a final settlement agreement with our insurance company, and received payment.

     We also lease 11,800 square feet in New York, New York for advertising and editorial personnel, 16,400 square feet in Delray Beach, Florida for certain back office functions, 12,500 square feet in West Palm Beach, Florida for DSI and 3,000 square feet for Country Weekly and

Country Music Magazine in Nashville, Tennessee. Various other smaller properties are leased primarily in New York, Los Angeles, Detroit, Chicago, Atlanta and Miami for certain of our other operations. We believe that all of our properties are in generally good condition and are adequate for current operations.

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

     No matters were submitted to a vote of our security holders during fiscal 2002.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDERS

    All of the Company's common stock is owned by Media. Accordingly, there is no established public trading market for our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data for each of the five fiscal years in the period ended March 25, 2002 below have been derived from the consolidated financial statements of the Company, which have been audited by independent certified public accountants. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Form 10-K. As discussed above, the parent of American Media Operations, Inc. was purchased on May 7, 1999 resulting in a change in the historical cost basis of various assets and liabilities. Accordingly, the historical financial information provided herein, for periods prior to May 7, 1999 is not comparable to post acquisition financial information. For purposes of presentation, all historical financial information for periods prior to May 7, 1999 will be referred to as the "Predecessor Company" and all periods subsequent to May 6, 1999 will be referred to as the "Company". The period from May 7, 1999 through March 27, 2000 will be referred to as the "Inception Period". A solid black vertical line has been inserted in tables where financial information may not be comparable across periods.

                                                 Predecessor Company                                 The Company
                                    ---------------------------------------------- ------------------------------------------------
                                                                                      Forty-Six
                                                                      Six Weeks       Weeks from
                                     Fiscal Year     Fiscal Year     from March      May 7, 1999        Fiscal Year     Fiscal Year
                                        Ended           Ended            30,           through             Ended           Ended
                                      March 30,       March 29,        through        March 27,          March 26,       March 25,
                                        1998            1999         May 6, 1999         2000              2001            2002
                                    ------------   -------------- ----------------- --------------   ----------------  ------------
                                                                 ($'s in thousands)
Statement of Income Data:
Operating Revenues (5)               $   289,994     $  273,083      $   29,535      $    275,843      $    372,201     $   368,131
Operating Expenses (1)                   219,414        207,684          22,771           236,071           309,631         321,298
                                     -----------     ----------      ----------      ------------      ------------     -----------
Operating Income                          70,580         65,399           6,764            39,772            62,570          46,833
Interest Expense                         (50,486)       (46,897)         (4,837)          (57,466)          (71,742)        (65,167)
Other Income (Expense), Net (2)           (1,641)         2,943              25               125               751            (139)
                                     -----------     ----------      ----------      ------------      ------------     -----------
Income before Income Taxes and
  Extraordinary Charge                    18,453         21,445           1,952           (17,569)           (8,421)        (18,473)
Income Taxes                              12,437         13,559           1,365             1,361             6,875           3,009
                                     -----------     ----------      ----------      ------------      ------------     -----------
Income (Loss) before Extraordinary
  Charge                                   6,016          7,886             587           (18,930)          (15,296)        (21,482)
Extraordinary Charge, net of Income
  Taxes (3)                                   --         (2,161)             --            (2,581)               --              --
                                     -----------     ----------      ----------      ------------      ------------     -----------
Net Income (Loss)                    $     6,016     $    5,725      $      587      $    (21,511)     $    (15,296)    $   (21,482)
                                     ===========     ==========      ==========      ============      ============     ===========
Balance Sheet Data:
Total Assets                         $   647,930     $  616,838             N/M      $  1,166,964      $  1,134,990     $ 1,083,492
Total Debt                               497,535        471,134             N/M           680,874           680,874         749,209
Total Stockholder's Equity                54,473         60,198             N/M           201,698           186,493          89,368
Other Data:
EBITDA (4)                           $    99,926     $   96,347      $   10,467      $     96,982           139,303         135,003
Depreciation                               9,252         11,035           1,272            10,281            19,154          30,898
Amortization of Intangibles               21,075         21,075           2,431            46,928            57,579          57,272
Capital Expenditures                      11,018         15,019             717            13,330            27,875          27,882

(1) Fiscal 1999 is net of a gain of $6.5 million from the sale of the Soap Opera Assets.
(2) Other income (expense) for the periods from March 25, 1996 through March 29, 1999 is comprised of the management fee accrued during such period and miscellaneous nonrecurring items and includes for the period ended March 29, 1999, a net gain of $4.4 million from the favorable settlement of certain litigation. The fiscal year ended March 27, 2000 and the six weeks ended May 6, 1999 includes miscellaneous non-recurring items. The fiscal year ended March 26, 2001 includes minority interest income of $376,000 and interest income of $570,000.
(3) In connection with the Transactions, a fee related to an unused bridge loan commitment totaling approximately $4.1 million ($2.6 million net of income taxes) was charged to extraordinary loss in the Inception Period. During fiscal 1999, we recorded an extraordinary charge totaling approximately $3.4 million ($2.2 million net of income taxes) related to the write-off of deferred debt issuance costs and other charges relating to the refinancing of indebtedness.
(4) EBITDA is defined as net income (loss) before extraordinary charges, interest expense, income taxes, depreciation and amortization and other income (expense) (other than management fees). The management fees included in other income (expense) were $1.7 million and $1.2 million respectively, for fiscal 1998 and 1999. Beginning in fiscal 2000, a new monitoring fee of $750,000 per annum, of which $663,000, $750,000 and $750,000 were charged in fiscal 2000, 2001 and 2002, respectively, is included in selling, general and administrative operating expense and therefore is included in the calculation of EBITDA. EBITDA is not a measure of performance defined by GAAP. EBITDA should not be considered in isolation or as a substitute for net income or a statement of cash flows, which have been prepared in accordance with GAAP or as a measure of our operating performance, profitability or liquidity. We believe EBITDA provides useful information regarding our ability to service our debt, and we understand that such information is considered by certain investors to be an additional basis for evaluating a company's ability to pay interest and repay debt. EBITDA measures presented herein may not be comparable to similarly titled measures of other companies due to differences in methods of calculation.
(5) The prior year's retail display allowance fee amounts and retail pocket fee amounts have been reclassified from operating expense to circulation revenues as a result of our adoption of the EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". The reclassification resulted in a net decrease in operating revenues and a corresponding decrease in operating expenses of $25.2 million, $25.6 million, $1.6 million, and $18.2 million for the fiscal years ended March 25, 2002, March 26, 2001, the period from March 30, 1999 through May 6, 1999, the Inception Period, and $18.2 million and $20.4 million for the fiscal years ended March 29, 1999 and March 30, 1998, respectively.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of our financial condition and results of operations for the three fiscal years ended March 25, 2002. This discussion should be read in conjunction with our consolidated financial statements and the related notes thereto.

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

     We are a leading publisher in the field of general interest magazines, publishing National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun, Country Weekly, Country Music Magazine, MIRA!, Auto World Magazine and other monthly publications. We generate revenues from circulation, predominantly single copy sales in supermarkets and other retail outlets, as well as from advertising and other sources.

     In fiscal 2002 and 2001, approximately 84% of our total operating revenues were from circulation. Single copy sales accounted for approximately 88% and 87% of such circulation revenues in fiscal years 2002 and 2001, respectively, and the remainder was from subscription sales. Over the past five years, circulation revenues have been generally stable as circulation declines have been offset in part by increases in the cover prices of our publications.

     Our primary operating costs and expenses are comprised of editorial, production, distribution, circulation and other costs of sales and selling, general and administrative expenses. The largest components of our costs are related to production, which includes printing and paper expenses, and to distribution, circulation and other costs of sales. Distribution, circulation and other costs of sales primarily include the costs associated with operating DSI, subscription fulfillment and subscription postage.


Results of Operations

Comparison of Fiscal Year Ended March 25, 2002  to Fiscal Year Ended March 26,
2001

     Total operating revenues were $368,131,000 for fiscal 2002. Operating revenues decreased by $4,070,000, or 1.1%, from the prior year. Results in the current fiscal year reflect a loss of revenue from discontinued/sold operations of $4.5 million. Circulation revenue for continuing publications decreased $4.1 million primarily due to the cancellation of several expanded issues and decreased newsstand copies sold, we believe primarily due to the anthrax incident. Advertising revenues increased 7.5%, from $37.1 million to $39.9 million, despite a weak industry-wide advertising climate.

     Circulation revenues (which include all single copy and subscription sales) were $308,809,000 for the current fiscal year. Circulation revenues decreased by $5,688,000 or 1.8%, when compared to the prior fiscal year.

     Subscription revenues increased by $1,470,000, or 4.2%, when compared to the prior fiscal year. This increase is primarily due to the August 2000 acquisition of Country Music

Magazine, increased Globe subscription revenue due to both increased rates and unit volume and Country Weekly due to increased unit volume.

     Advertising revenues were $39,915,000 for the current fiscal year. Advertising revenues increased by $2,774,000 or 7.5%, when compared to the prior fiscal year of $37,141,000. This increase is primarily due to additional advertising from our core tabloids (National Enquirer and Star magazines, which increased 16% and 9%, respectively) and new advertising from MIRA! magazine and our custom publishing magazines. These increases were offset by decreased advertising revenue from Auto World Magazine as a result of a reduction in frequency from 22 issues in fiscal 2001 versus 15 issues in fiscal 2002.

     Total operating expenses for the current fiscal year increased by $11,667,000 when compared to the prior fiscal year. This increase is primarily due to increased depreciation expense of $11,744,000 and increased production costs of $1,144,000. These increases were offset by a reduction in our editorial costs of $2,259,000, which were primarily the result of a reduction in frequency of Auto World Magazine described above.

     Interest expense decreased for the current fiscal year by $6,575,000 to $65,167,000 compared to the same prior fiscal year. This decrease in interest expense relates to a lower average effective interest rate during fiscal 2002 and an average lower level of indebtedness despite our bond offering on February 14, 2002.

     Other income (expense) was $(139,000) for fiscal 2002, compared to other income of $751,000 for fiscal 2001. Included in other income is minority interest income of $376,000 related to FMI for fiscal 2001.

     Our effective income tax rates exceed the federal statutory income tax rate of 35% because of the effect of certain goodwill amortization, which is not deductible for income tax reporting purposes.


Comparison of Fiscal Year Ended March 26, 2001 to Fiscal Year Ended March 27,
2000

     Total operating revenues were $372,201,000 for fiscal 2001. Operating revenues increased by $68,823,000, or 21.9%, from the prior fiscal year primarily due to circulation revenues from the Globe Properties and Country Music Magazine acquisitions, new circulation revenues from our start-up publications (Auto World Magazine and MIRA!), the impact of our October 3, 2000 cover price increase of $0.10 for the National Enquirer, Star, Globe and National Examiner and also the impact of three additional special expanded issues for the National Enquirer and Star magazines versus the prior year. Additionally, operating revenues increased due to an increase in advertising revenue primarily due to the Globe Properties and Country Music Magazine acquisitions, additional advertising revenues from our core tabloids (National Enquirer and Star) and new advertising revenues from our start-up publications (Auto World Magazine and MIRA!).

     Circulation revenues (which include all single copy and subscription sales) were $314,497,000 for the current fiscal year. Circulation revenues increased by $56,775,000 or 22.0%, when compared to the prior fiscal year, primarily due to circulation revenues from the Globe Properties and Country Music Magazine acquisitions, new circulation revenues from our start-up publications (Auto World Magazine and MIRA!), the impact of our October 3, 2000 cover price increase of $0.10 for the National Enquirer, Star, Globe and National Examiner and also the impact of three additional special expanded issues for the National Enquirer and Star magazines versus the prior year.

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

     Total operating expenses for the current fiscal year increased by $50,789,000 when compared to the prior fiscal year. This increase is primarily due to additional expenses related to the Globe Properties and Country Music Magazine acquisition costs related to the launches of Auto World Magazine and MIRA!, increased amortization expense and an asset impairment charge of $2.3 million recognized in October 2000 related to FMI (see Note 8 to the Consolidated Financial Statements). Included in selling, general and administrative is the reversal of $614,000 of excess and unnecessary purchase accounting reserves established in connection with the Transactions and Merger primarily related to pre-acquisition litigation and lease related costs. Amortization expense increased by $8,219,000 due to the increase in intangible asset balances from the Transactions and the Globe Acquisition as well as a reduction in the related amortizable lives, primarily goodwill, from 40 years to 20 years. This increase in amortization expense solely relates to the period subsequent to the Transactions.

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

     Our effective income tax rates exceed the federal statutory income tax rate of 35% because of the effect of certain goodwill amortization, which is not deductible for income tax reporting purposes.

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

     Liquidity and Capital Resources

     We have substantially increased our indebtedness in connection with the Transactions and the Globe Acquisition and the 2002 Subordinated Notes. As a result of the New Credit Agreement and The Notes, our liquidity requirements have been significantly increased, primarily due to increased interest and principal payment obligations under the New Credit Agreement, which, other than certain excess cash flow payment obligations, commenced during fiscal 2002 (see
Note 5 to the Consolidated Financial Statements). We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the New Credit Agreement and The Notes, to make capital expenditures and to cover working capital requirements. As of March 25, 2002, there were no amounts outstanding on the revolving credit facility. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the Notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

     Our ability to make scheduled payments of principal and interest under the New Credit Agreement and the Notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

     At March 25, 2002, we had cash and cash equivalents of $18.7 million and a working capital deficit of $23.9 million. We do not consider our working capital deficit as a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficits result principally from:

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

     Historically, our primary sources of liquidity have been cash generated from operations and amounts available under our credit agreements, which have been used to fund shortfalls in available cash. For the Inception Period, cash provided by financing activities totaling $430 million was primarily used to fund the Transactions and the Globe Acquisition. Cash from operations of $41.9 million generated from operations for the Inception Period was used to fund capital expenditures as well as pay down the revolving credit facility. Cash generated from operations for the fiscal year ended March 26, 2001 was used to fund capital expenditures and to fund the buy out of the remaining term of the former owner of the Globe Properties' five year employment agreement. Cash generated from operations for the fiscal year ended March 25, 2002 was used to fund capital expenditures and to make term loan principal repayments.

     We made capital expenditures in the fiscal years ended March 25, 2002 and March 26, 2001 totaling $27.9 million and $27.9 million, respectively.

     At March 25, 2002, our outstanding indebtedness totaled $749.2 million, of which $347.6 million represented borrowings under the New Credit Agreement. In connection with the acquisition of the Globe Properties as discussed in Note 2 to the Consolidated Financial Statements, we expanded our New Credit Agreement by $90 million. The effective interest rates under the Credit Agreement and Prior Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 25, 2002, and for the fiscal years 2000, 2001 and 2002 were 7.1%, 9.1%, 10.0% and 7.5%, respectively.
On March 22, 2002, we amended our New Credit Agreement. This amendment decreased the marginal interest rate on our Tranche B and Tranche B-1 term loans by 1% for a fee of $1,050,000.

     In order to reduce our exposure to interest rate risk, we entered into a three-year $100 million notional amount interest rate swap agreement which effectively converts a portion of our variable-rate debt to fixed-rate debt. This interest rate swap agreement, which expired in November 2000, had a fixed interest rate of 5.95%. In November 2000, we entered into a $90 million interest rate swap agreement which expired in May 2002 under which we paid a fixed rate of 6.53%. The carrying amounts for the interest rate swap agreement represents the fair market value as of March 25, 2002. Net interest expense (income) related to the interest rate swap agreement totaled $434,000, $(344,000) and $2,998,000 for the fiscal years 2000, 2001 and 2002, respectively.

     Effective March 26, 2002, we entered into two interest rate swap agreements, which effectively convert a portion of our fixed-rate debt to variable rate debt. The first agreement, which expires in May 2004, has a notional amount of $125 million. Under this agreement, we receive a fixed rate of 10.25% and we pay LIBOR in arrears plus a spread of 5.265%. Reset dates are May 1 and November 1 throughout the term of the agreement.

     The second agreement, which expires in May 2005, has a notional amount of $25 million. Under this agreement, we receive a fixed rate of 10.25% and we pay LIBOR in arrears plus a spread of 4.885%. Reset dates are May 1 and November 1 throughout the term of the agreement.

     Further, effective March 26, 2002, we entered into a cap transaction, which caps LIBOR at 5% through May 7, 2002 on $50 million of our variable rate debt. This cap has expired without any financial impact to the Company.

     In May 2002, we reached a final settlement with our insurance carrier related to the anthrax incident previously discussed. There can be no assurances that the amount received in this settlement will cover all future costs/expenses related to this incident.

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

Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA")

     The following table and discussion summarizes EBITDA for the fiscal years ended March 25, 2002, March 26, 2001 and March 27, 2000.

                           (dollars in thousands)
     ----------------------------------------------------------------------
         Predecessor
           Company                           The Company
     ----------------------------------------------------------------------
                              May 7,           Fiscal             Fiscal
          March 30,           1999              Year               Year
            1999             through           Ended               Ended
           through           March 27,        March 26,          March 25,
         May 6, 1999           2000             2001                2002
     -----------------------------------     -----------        -----------

           $10,467          $  96,982         $139,303            $135,003

     The Company defines EBITDA as net income (loss) before extraordinary charges, interest expense, income taxes, depreciation and amortization and other income (expense) (other than management fees). For fiscal years 2002, 2001 and 2000, a $750,000, $750,000 and $663,000 management fee, respectively, is included in selling general and administrative expense and therefore is included in the calculation of EBITDA. EBITDA is presented and discussed because the Company considers EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income (loss), as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").


New Accounting Pronouncements

     In November 2001, the EITF reached a consensus on EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)." EITF 01-9 codifies and reconciles certain issues addressing the accounting for consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller), including certain issues covered by EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." Both EITF 01-9 and EITF 00-25, which are effective for the Company in fiscal 2002, clarify the income statement classification of costs incurred by a vendor in connection with the customer's purchase or promotion of the vendor's products. The adoption of EITF 01-9 and EITF 00-25 resulted in a net reclassification of product placement costs previously classified as operating expenses in the consolidated statements of income (loss) to reductions of revenues earned from such activities. The change in classifications had no impact on the Company's results of operations, cash flows or financial position. The reclassification resulted in a net decrease in operating revenues and a corresponding decrease in operating expenses of approximately $25.2 million, $25.6 million, $1.6 million and $18.2 million for the fiscal years ended March 25, 2002, March 26, 2001, the period from March 30, 1999 through May 6, 1999 and the Inception Period, respectively.

    In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 supercedes Accounting Principles Bulletin No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 142 supercedes Accounting Principles Bulletin No. 17, "Intangible Assets." These new statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill will no longer be amortized but will be tested for impairment under a two-step process. Under the first step, an entity's net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. In addition, within six months of adopting the accounting standard, a transitional impairment test must be completed, and any impairments identified must be treated as a cumulative effect of a change in accounting principle. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements are effective for business combinations initiated after June 30, 2001, with the entire provisions of SFAS 141 and SFAS 142 becoming effective for us commencing with our 2003 fiscal year. We have not yet completed our transitional impairment test. Accordingly, we have not determined the amount, if any, of goodwill impairment. As a result of adopting SFAS 142, approximately $56.0 million of goodwill amortization will not be recognized in 2003.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will become effective for us commencing with our 2004 fiscal year. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS 144 are to address issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS
144 is effective for us commencing with our 2003 fiscal year.   This accounting
pronouncement is not expected to have a significant impact on our financial position or results of operations.

Critical Accounting Policies and Estimates

    The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, reserves for sales returns and allowances and the recoverability of long-lived assets including excess of purchase price over net assets acquired. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates which would effect our reported results from operations. We believe the following is a description of the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

    Allowances for doubtful accounts are estimated losses resulting from our customers' failure to make required payments. We continually monitor collections from customers and provides a provision for estimated credit losses. We aggressively pursue collection efforts on these overdue accounts. If future payments by our customers were to differ from our estimates, we may need to increase or decrease our allowances for doubtful accounts.

    Revenues from copy sales are net of reserves provided for expected sales returns, which are established in accordance with generally accepted accounting principles after considering such factors as sales history and available market information. We continually monitor the adequacy of the reserves and make adjustments when necessary.

    We record purchase price allocations for our acquisitions based on preliminary information received at the date of acquisition and based on our acquisition experience. These allocations are subject to adjustments and are finalized once additional information concerning asset and liability valuations is obtained, typically from an independent appraisal. The final asset and liability fair values may differ from the preliminary allocations. If the final allocations for the acquisitions differ from the preliminary allocations, we may need to increase or decrease our depreciation and/or amortization expense, for the acquired assets.

    We periodically evaluate the recoverability of our long-lived assets, including property and equipment, excess of purchase price over net assets acquired and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or in connection with its annual financial review process. Our evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of the asset determined by these evaluations is less than its carrying amount, an impairment is recognized for the difference between the fair value and the carrying values of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge to the carrying value of the asset, in the future.

Forward-Looking Statements

     Some of the information presented in this Form 10-K constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations.'' We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:


  .  our high degree of leverage and            .  the effects of terrorism,
     significant debt service obligations,         including bio-terrorism, on
                                                   our business,

  .  our ability to increase circulation and    .  increasing competition by
     advertising revenues,                         domestic and foreign media
                                                   companies,

  .  the effect that our wholesale agreements   .  changes in the costs of
     will have on circulation,                     paper used by us,

  .  market conditions for our publications,    .  any future changes in
                                                   management and

  .  our ability to develop new publications    .  general risks associated
     and services,                                 with the publishing industry.

  .  outcomes of pending and future
     litigation,

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISKS

     We are exposed to certain market risks that are inherent in our financial statements. We are subject to interest risk on our credit facilities and any future financing requirements. Our fixed rate debt consists primarily of Senior Subordinated Notes, as well as an interest rate swap agreement on our term loan and revolving loan. The interest rate swap agreements effectively convert a portion of our variable rate debt to fixed-rate debt. The interest rate swap agreement, which expired in November 2000, had a fixed interest rate of 5.95%. In November 2000, we entered into a new $90 million interest rate swap agreement which expired in May 2002 under which we pay a fixed rate of 6.53%.

     Effective March 26, 2002, we entered into two interest rate swap agreements, which effectively convert a portion of our fixed-rate debt to variable rate debt. The first agreement, which expires in May 2004, has a notional amount of $125 million. Under this agreement, we receive a fixed rate of 10.25% and we pay LIBOR in arrears plus a spread of 5.265%. Reset dates are May 1 and November 1 throughout the term of the agreement.

        The second agreement, which expires in May 2005, has a notional amount of $25 million. Under this agreement, we receive a fixed rate of 10.25% and we pay LIBOR in arrears plus a spread of 4.885%. Reset dates are May 1 and November 1 throughout the term of the agreement.

     The following table presents the future principal payment obligations and weighted average interest rates (excluding any amounts that may be borrowed under the credit commitment or required to be prepaid under the excess cash flow provision) associated with our existing long-term instruments assuming our actual level of indebtedness (dollars in 000's):

                                                                Fiscal Year
                                         --------------------------------------------------------------
                                            2003        2004       2005         2006       Thereafter
                                            ----        ----       ----         ----       ----------
  Liabilities:
  Long-Term Debt

  $400,000 Fixed Rate (10.25%)                  -            -           -            -    $   400,000

  $740 Fixed Rate (11.63%)                      -            -     $   740            -              -

  $134 Fixed Rate (10.38%)                $   134            -           -            -              -

  Term Loan and Revolving Loan
  Variable Rate (7.47% for the Fiscal
     Year Ended March 25, 2002)           $ 6,447       $7,596     $ 8,745     $  9,894    $   314,903
  Interest Rate Derivatives:
     Interest Rate Swaps:
         Variable to Fixed                $90,000
         Average Pay Rate                   (6.53%)
         Average Receive Rate               (4.24%)

     Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt net of the effect of our interest rate swap would have resulted in a change of $2.6 million in our interest expense for the year ended March 25, 2002.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:                                                                 Page(s)
                                                                                      -------
Report of Independent Public Accountants........................................         28

Consolidated Balance Sheets as of March 26, 2001 and March 25, 2002 ............         29

Consolidated Statements of Income (Loss) for the Three Fiscal
  Periods Ended March 25, 2002..................................................         30

Consolidated Statements of Comprehensive Income (Loss) for the
  Three Fiscal Periods Ended March 25, 2002.....................................         31

Consolidated Statements of Stockholder's Equity for the Three Fiscal
  Periods Ended March 25, 2002..................................................         32

Consolidated Statements of Cash Flows for the Three Fiscal
  Periods Ended March 25, 2002..................................................         33

Notes to Consolidated Financial Statements......................................      34-51

     Schedules have been omitted since the information is not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     NONE

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Media Operations, Inc.:

    We have audited the accompanying consolidated balance sheets of American Media Operations, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of March 25, 2002 and March 26, 2001 and the related consolidated statements of income (loss), comprehensive income (loss), stockholder's equity and cash flows for the fiscal years ended March 25, 2002 and March 26, 2001, and for the period from May 7, 1999 through March 27, 2000. We have also audited the accompanying consolidated statements of income (loss), comprehensive income
(loss), stockholder's equity and cash flows of the Predecessor Company of American Media Operations, Inc. (the "Predecessor Company") for the period from March 30, 1999 through May 6, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Media Operations, Inc. and subsidiaries as of March 25, 2002 and March 26, 2001, and the results of their operations and their cash flows for the fiscal years ended March 25, 2002 and March 26, 2001 and for the period from May 7, 1999 through March 27, 2000 and the results of the Predecessor Company's operations and cash flows for the period from March 30, 1999 through May 6, 1999 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

New York, New York
May 10, 2002

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    As of March 26, 2001 and March 25, 2002
                     (in 000's, except share information)

                                                                                March 26,         March 25,
                                                                                  2001              2002
                                                                              ------------       ----------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $   20,999       $   18,676
  Receivables, net                                                                  25,412           28,453
  Inventories                                                                       14,101           18,014
  Short term note receivable                                                           322                -
  Prepaid expenses and other                                                         5,015            5,444
                                                                              ------------       ----------
      Total current assets                                                          65,849           70,587
                                                                              ------------       ----------
PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                                                10,076            6,611
  Machinery, fixtures and equipment                                                 19,990           23,923
  Display racks                                                                     35,380           44,931
                                                                              ------------       ----------
                                                                                    65,446           75,465
  Less - accumulated depreciation                                                  (18,651)         (31,667)
                                                                              ------------       ----------
                                                                                    46,795           43,798
                                                                              ------------       ----------

LONG TERM NOTE RECEIVABLE, net                                                         427              759
                                                                              ------------       ----------

DEFERRED DEBT COSTS, net                                                            19,126           22,827
                                                                              ------------       ----------

GOODWILL, net of accumulated amortization of $48,232 and $74,757                   482,256          455,731
                                                                              ------------       ----------

OTHER INTANGIBLES, net of accumulated amortization of $56,275 and $87,022          520,537          489,790
                                                                              ------------       ----------
                                                                                $1,134,990       $1,083,492
                                                                              ============       ==========

                     LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of term loan                                                  $   14,281       $    9,914
  10.38% Senior Subordinated Notes Due 2002                                              -              134
  Accounts payable                                                                  30,157           19,358
  Accrued expenses                                                                  36,035           33,821
  Deferred revenues                                                                 33,842           31,301
                                                                              ------------       ----------
      Total current liabilities                                                    114,315           94,528
                                                                              ------------       ----------

PAYABLE TO PARENT COMPANY                                                            2,110            2,227
                                                                              ------------       ----------
LONG TERM DEBT:
  Term Loan, net of current portion                                                415,719          337,671
  10.25% Senior Subordinated Notes Due 2009                                        250,000          400,000
  Bond premium on 10.25% Senior Subordinated Notes Due 2009                              -              750
  11.63% Senior Subordinated Notes Due 2004                                            740              740
  10.38% Senior Subordinated Notes Due 2002                                            134                -
                                                                              ------------       ----------
                                                                                   666,593          739,161
                                                                              ------------       ----------
DEFERRED INCOME TAXES                                                              165,479          158,208
                                                                              ------------       ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock, $.20 par value; 7,507 shares issued and outstanding                      2                2
  Additional paid-in capital                                                       223,298          223,389
  Comprehensive income                                                                   -             (359)
  Retained deficit                                                                 (36,807)        (133,664)
                                                                              ------------       ----------
      Total stockholder's equity                                                   186,493           89,368
                                                                              ------------       ----------
                                                                                $1,134,990       $1,083,492
                                                                              ============       ==========

 The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               For the Three Fiscal Periods Ended March 25, 2002
                                   (in 000's)

      The financial statements of the Company and the Predecessor Company are not comparable in certain respects (see Note 1)


                                                            Predecessor
                                                              Company                                   The Company
                                                        ------------------    -----------------------------------------------------
                                                            Six Weeks             Forty-Six
                                                              From               Weeks From
                                                           March 30,             May 7, 1999        Fiscal Year        Fiscal Year
                                                            Through                Through             Ended             Ended
                                                             May 6,               March 27,          March 26,          March 25,
                                                             1999                   2000               2001               2002
                                                        -------------         ---------------    ---------------    ---------------
OPERATING REVENUES:
    Circulation                                           $    24,587           $     233,135      $     314,497       $    308,809
    Advertising                                                 2,640                  22,521             37,141             39,915
    Other                                                       2,308                  20,187             20,563             19,407
                                                        -------------         ---------------    ---------------    ---------------
                                                               29,535                 275,843            372,201            368,131
                                                        -------------         ---------------    ---------------    ---------------
OPERATING EXPENSES:
    Editorial                                                   3,040                  29,567             39,286             37,027
    Production                                                  7,784                  71,465            103,132            104,275
    Distribution, circulation and other cost of sales           4,996                  39,965             49,430             49,914
    Selling, general and administrative expenses                3,248                  37,865             41,050             41,912
    Depreciation and amortization                               3,703                  57,209             76,733             88,170
                                                        -------------         ---------------    ---------------    ---------------
                                                               22,771                 236,071            309,631            321,298
                                                        -------------         ---------------    ---------------    ---------------

    Operating income                                            6,764                  39,772             62,570             46,833

INTEREST EXPENSE                                               (4,837)                (57,466)           (71,742)           (65,167)
OTHER INCOME (EXPENSE), net                                        25                     125                751               (139)
                                                        -------------         ---------------    ---------------    ---------------
    Income (loss) before provision for
     income taxes and extraordinary charge                      1,952                 (17,569)            (8,421)           (18,473)


PROVISION FOR INCOME TAXES                                      1,365                   1,361              6,875              3,009
                                                        -------------         ---------------    ---------------    ---------------
    Income (loss) before extraordinary charge                     587                 (18,930)           (15,296)           (21,482)
EXTRAORDINARY CHARGE, net of income
    tax benefit of $1,517                                          --                  (2,581)                --                 --
                                                        -------------         ---------------    ---------------    ---------------

    Net income (loss)                                     $       587           $     (21,511)     $     (15,296)      $    (21,482)
                                                        =============         ===============    ===============    ===============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
               For the Three Fiscal Periods Ended March 25, 2002
                                  (in 000's)

      The financial statements of the Company and the Predecessor Company are not comparable in certain respects (see Note 1)

                                               Predecessor
                                                 Company                                   The Company
                                             ---------------        -------------------------------------------------------
                                                Six Weeks               Forty-Six
                                                  From                 Weeks From
                                                March 30,              May 7, 1999         Fiscal Year         Fiscal Year
                                                 Through                 Through              Ended               Ended
                                                  May 6,                March 27,           March 26,           March 25,
                                                  1999                    2000                2001                2002
                                             ---------------         ---------------     ---------------     ---------------
Net income (loss)                                     $ 587                $(21,511)           $(15,296)           $(21,482)

Other comprehensive loss:

       Interest rate swap adjustment
       (See Footnote 12)                                  -                       -                   -                (359)
                                             ---------------         ---------------     ---------------     ---------------

Other comprehensive loss                                  -                       -                   -                (359)
                                             ---------------         ---------------     ---------------     ---------------

Comprehensive loss                                    $ 587                $(21,511)           $(15,296)           $(21,841)
                                             ===============         ===============     ===============     ===============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
               For the Three Fiscal Periods Ended March 25, 2002
                      (in 000's, except share information)


                                                                                                    Accumulated
                                                               Additional        Retained              Other
                                       Common Stock             Paid-In          Earnings          Comprehensive
                                 -------------------------
                                   Shares        Amount         Capital          (Deficit)          Income (Loss)         Total
                                 -----------  ------------  ---------------  -----------------   ------------------   -------------
Balance, March 29, 1999                7,507     $       2    $      26,039    $        34,157        $          --        $ 60,198

Net income (for the period from
    March 30, 1999 through                --            --               --                587                   --             587
    May 6, 1999)

Recapitalization on May 7, 1999           --            --          192,218            (34,744)                  --         157,474

Issuance of equity in connection
    with Globe Acquisition,
    net of issuance costs                 --            --            4,950                 --                   --           4,950

Net loss (for the period from
    May 7, 1999 through
    March 27, 2000)                       --            --               --            (21,511)                  --         (21,511)
                                 -----------  ------------  ---------------  -----------------   ------------------   -------------

Balance, March 27, 2000                7,507             2          223,207            (21,511)                  --         201,698

Net loss                                  --            --               --            (15,296)                  --         (15,296)

Non-cash compensation charge              --            --               91                 --                   --              91

                                 -----------  ------------  ---------------  -----------------   ------------------   -------------

Balance, March 26, 2001                7,507             2          223,298            (36,807)                  --         186,493

Net loss                                   -             -                -            (21,482)                  --         (21,482)

Non-cash compensation charge               -             -               91                  -                   --              91

Interest rate swap adjustment              -             -                -                  -                 (359)           (359)

Dividend                                   -             -                -            (75,375)                  --         (75,375)
                                 -----------  ------------  ---------------  -----------------   ------------------   -------------

Balance, March 25, 2002                7,507     $       2    $     223,389    $      (133,664)       $        (359)       $ 89,368
                                 ===========  ============  ===============  =================   ==================   =============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Fiscal Periods Ended March 25, 2002
                                  (in 000's)

  The financial statements of the Company and the Predecessor Company are not
                  comparable in certain respects (see Note 1)

                                                                 Predecessor
                                                                   Company                       The Company
                                                               ----------------  -----------------------------------------------
                                                                                    Forty-Six
                                                                   Six Weeks       Weeks From
                                                                  From March       May 7, 1999     Fiscal Year      Fiscal Year
                                                                  30 Through         Through          Ended            Ended
                                                                  May 6, 1999    March 27, 2000   March 26, 2001  March 25, 2002
                                                               ----------------  --------------   --------------  --------------
Cash Flows from Operating Activities:
   Net income (loss)                                                   $    587       $ (21,511)        $(15,296)      $ (21,482)
                                                               ----------------  --------------   --------------  --------------
Adjustments to reconcile net income to net cash
   provided from operating activities:
   Gain on sale of Assets                                                    --              --               --            (519)
   Extraordinary charge, net of income tax benefit                           --           2,581               --              --
   Depreciation and amortization                                          3,703          57,209           76,733          88,170
   Non-cash compensation charge                                              --              --               91              91
   Deferred debt cost amortization                                          147           2,807            3,027           3,514
   Deferred income tax provision (benefit)                                 (207)          3,906           (1,517)         (5,868)
   Decrease (increase) in - net of acquisition -
        Receivables, net                                                   (369)         (7,675)         (15,851)         (2,719)
        Inventories                                                       1,163          (3,826)          (1,127)         (3,913)
        Prepaid expenses and other                                        1,793          (7,846)           2,947            (476)
   Increase (decrease) in - net of acquisition -
        Accounts payable                                                 (2,184)         10,407            4,949         (10,799)
        Accrued expenses                                                   (164)        (14,322)         (15,445)             54
        Payable to Parent Company                                            --           1,307              803             117
       Accrued interest                                                      --           6,023           (3,015)            940
       Accrued and current deferred income taxes                          1,474           6,823           (1,567)         (4,246)
       Deferred revenues                                                 (3,159)          5,999              788          (2,541)
                                                               ----------------  --------------   --------------  --------------
          Total adjustments                                               2,197          63,393           50,816          61,805
                                                               ----------------  --------------   --------------  --------------
          Net cash provided from operating activities                     2,784          41,882           35,520          40,323
                                                               ----------------  --------------   --------------  --------------
   Cash Flows from Investing Activities:
       Capital expenditures                                                (717)        (13,330)         (27,875)        (27,882)
       Acquisition of business, net of cash acquired                         --        (435,214)         (10,050)         (1,807)
                                                               ----------------  --------------   --------------  --------------
           Net cash used in investing activities                           (717)       (448,544)         (37,925)        (29,689)
                                                               ----------------  --------------   --------------  --------------
   Cash Flows from Financing Activities:
       Issuance of common stock                                              --         240,000               --              --
       Term loan and revolving credit facility
          principal repayments                                          (10,000)       (299,000)         (12,000)       (110,415)
       Proceeds from term loan and revolving credit facility              6,000              --               --          28,000
       Repayment of senior subordinated indebtedness                         --        (199,260)              --              --
       Proceeds from new term loan and credit facility                       --         462,000           12,000              --
       Proceeds from new senior subordinated indebtedness                    --         250,000               --         150,750
       Dividend payment                                                      --              --               --         (75,375)
       Payment of deferred debt costs                                        --         (23,674)              --          (5,917)
                                                               ----------------  --------------   --------------  --------------
           Net cash provided by (used in) financing activities           (4,000)        430,066               --         (12,957)
                                                               ----------------  --------------   --------------  --------------
   Net Increase (Decrease) in Cash and Cash Equivalents                  (1,933)         23,404           (2,405)         (2,323)
   Cash and Cash Equivalents, Beginning of Period                         3,823              --           23,404          20,999
                                                               ----------------  --------------   --------------  --------------
   Cash and Cash Equivalents, End of Period                            $  1,890       $  23,404         $ 20,999       $  18,676
                                                               ================  ==============   ==============  ==============
   Supplemental Disclosures of Cash Flow Information:

      Cash paid during the period for -
         Income taxes                                                  $     80       $   3,435         $    288       $  11,821
         Interest                                                      $  3,142       $  52,602         $ 71,530          60,026

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands in all tables)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Consolidation -

     The consolidated financial statements include the accounts of the American Media Operations, Inc. ("the Company"), a wholly-owned subsidiary of American Media, Inc., ("Media") and its subsidiaries (National Enquirer, Inc., Star Editorial, Inc., Weekly World News, Inc., Country Weekly, Inc., Globe Communications Corp. and DSI, among others). The Company publishes six weekly publications: National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun, two bi-weekly publications, Country Weekly and MIRA, and other monthly magazines, including Auto World Magazine. Distribution Services, Inc. ("DSI") arranges for the placement and merchandising of our publications and third party publications at retail outlets throughout the United States and Canada. All significant intercompany transactions and balances have been eliminated in consolidation.

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

     Certain prior year amounts have been reclassified to conform with the fiscal 2002 presentation.

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

    Deferred revenues were comprised of the following:

                                                        2001             2002
                                                    -----------      -----------

     Single copy                                        $10,139          $ 8,103
     Subscriptions                                       23,176           22,666
     Advertising                                            527              532
                                                    -----------      -----------
                                                        $33,842          $31,301
                                                    ===========      ===========

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

    Property and Equipment-

    We use the straight-line depreciation method for financial reporting. The estimated lives used in computing depreciation for financial reporting purposes are 20 years for buildings, 3 years for display racks and 3 to 10 years for all
other depreciable fixed assets.    Depreciation for leasehold improvements is
provided using the straight-line method over the shorter of the estimated useful lives of the respective assets or the remaining lease term. Maintenance and repair costs are charged to expense as incurred; significant renewals and betterments are capitalized.

    Internal-Use Software

    In compliance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software and includes them in property and equipment. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than five years using the straight-line method. In addition, in compliance with SOP No. 98-1 and Emerging Issues Task Force ("EITF") No. 00-2, "Accounting for Web Site Development Costs," direct internal and external costs associated with the development of the features and functionality of the Company's web sites, incurred during the application and infrastructure development phase, have been capitalized, and are included in property and equipment. Capitalized software costs are subject to impairment evaluation in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Total capitalized costs as a result of adoption of these statements have not had a material impact on the Company's consolidated financial position, results of operations or cash flows for the years ended fiscal 2001 and 2002.

    New Accounting Pronouncements -

    In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supercedes Accounting Principles Bulletin No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 142 supercedes Accounting Principles Bulletin No. 17, "Intangible Assets." These new statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill will no longer be amortized but will be tested for impairment under a two-step process. Under the first step, an entity's net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. In addition, within six months of adopting the accounting standard, a transitional impairment test must be completed, and any impairments identified must be treated as a cumulative effect of a change in accounting principle. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements are effective for business combinations initiated after June 30, 2001, with the entire provisions of SFAS 141 and SFAS 142 becoming effective for the Company commencing with our 2003 fiscal year. The Company has yet to determine the impact of SFAS 142 on its financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will become effective for the Company commencing with our 2004 fiscal year. This accounting pronouncement is not expected to have a significant impact on the Company's financial position or results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144). SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS 144 are to address issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for the Company commencing with its 2003 fiscal year. This accounting pronouncement is not expected to have a significant impact on the Company's financial position or results of operations.

    In November 2001, the EITF reached a consensus on EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (including a
Reseller of the Vendor's Products)" ("EITF 01-09").   EITF 01-9 codifies and
reconciles certain issues addressing the accounting for consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller), including certain issues covered by EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). Both EITF 01-9 and EITF 00-25, which were effective for the Company in fiscal 2002, clarify the income statement classification of costs incurred by a vendor in connection with the customer's purchase or promotion of the vendor's products. The adoption of EITF 01-9 and EITF 00-25 resulted in a net reclassification of product placement costs previously classified as distribution, circulation and other cost of sales in the consolidated statements of income (loss) to reductions of revenues earned from such activities. The change in classifications had no impact on the Company's results of operations, cash flows or financial position. The reclassification resulted in a net decrease in operating revenues and a corresponding decrease in operating expenses of $25.2 million, $25.6 million, $18.2 million and $1.6 million for the fiscal years ended March 25, 2002 and March 26, 2001, the Inception Period and the period from March 30, 1999 through May 6, 1999, respectively.


    Inventories-

    Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation, which approximates market value. Inventories are comprised of the following:

                                                            2001         2002
                                                         ---------    ---------

     Raw materials - paper                                 $ 8,559      $12,260
     Finished product - paper, production
       and distribution costs of future issues               5,542        5,754
                                                         ---------    ---------

                                                           $14,101      $18,014
                                                         =========    =========

    Accrued Expenses-

    A summary of accrued expenses consists of the following:

                                                            2001         2002
                                                         ---------    ---------

     Personnel and related costs                           $ 3,113      $ 2,315
     Retail display allowance                                8,133        8,355
     Interest                                               11,838       12,778
     Accrued taxes                                           6,442        3,066
     Other                                                   6,509        7,307
                                                         ---------    ---------

                                                           $36,035      $33,821
                                                         =========    =========

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

    Consolidated Statements of Cash Flows-

    For purposes of the accompanying consolidated statements of cash flows, we consider cash and cash equivalents to be cash on hand or deposited in demand deposit accounts with financial institutions and highly liquid investments with an original maturity of three months or less.

    Impairment of Long-Lived Assets

    We review long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis. As discussed in Note 13, "Other Events", certain useful lives related to the Company's Boca Raton headquarters have been determined inappropriate by management and thus have been reduced accordingly.

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

    Advertising Costs -

    Media advertising costs included in selling, general and administrative
expense are expensed as incurred.   The amounts charged to operations for media
advertising during fiscal 2002, fiscal 2001, the period from March 30, 1999 through May 6, 1999 and the Inception Period were approximately $5.0 million, $9.5 million, $0 million and $9.6 million, respectively.

    Deferred Debt Costs -

    Costs incurred in connection with obtaining financing are deferred and amortized as a charge to interest expense over the terms of the related borrowings using the interest rate method.

    Comprehensive Income -

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130"). SFAS 130 established standards for the reporting and display of comprehensive income and its components in the financial statements. The following types of items are to be considered in computing comprehensive income: certain SFAS 133 derivative gain/loss, foreign currency translation adjustments, pension liability adjustments and unrealized gain/loss on securities available for sale.

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

       Proceeds from:
          Equity contribution                                        $ 235,000
          New credit facility                                          352,000
          Notes                                                        250,000
                                                                   -----------
                                                                     $ 837,000
                                                                   -----------
       Proceeds used to repay:
          Existing credit facility                                   $(267,000)
          Existing subordinated notes                                 (199,300)
          Existing equity                                             (299,400)
                                                                   -----------
                                                                     $(765,700)
                                                                   -----------
          Balance used to pay debt issuance costs, debt
           tender offer premium, accrued interest
           and other costs                                           $ (71,300)
                                                                   ===========

       Preliminary allocation of purchase price is as follows:
          Cash proceeds                                              $ 837,000
          Less repayment of existing debt                             (466,300)
          Less cash assumed                                             (1,900)
                                                                   -----------
                Net cash paid                                          368,800
          Fair value of liabilities                                    (77,796)
          Fair value of tangible assets acquired                        41,973
                                                                   -----------
       Goodwill and other intangible assets acquired                 $ 332,977
                                                                   ===========

    The Acquisition has been accounted for under the purchase method of accounting in accordance with Accounting Principles Board No. 16 ("APB No. 16"). The excess of purchase price over the fair value of net tangible assets acquired ("Goodwill") has been allocated between identified intangible assets including the value of the tradenames and subscription lists of the Company's publications, as determined through an independent appraisal, with the remainder allocated to goodwill. For the periods ended March 25, 2002 and March 26, 2001 and for the Inception Period, intangible assets, including goodwill, were amortized on a straight-line basis over 20 years for tradenames and goodwill and 9-15 years for subscription lists. Goodwill for fiscal 1999 and 1998 and for the period from March 30, 1999 to May 6, 1999, was amortized on a straight-line basis over 40 years. Other intangible assets for these periods were amortized on a straight-line basis over 25 years. All goodwill amortization related to the Acquisition will cease on March 26, 2002 as a result of the Company adopting SFAS 142.

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

    The Globe Acquisition has been accounted for under the purchase method of accounting in accordance with APB No. 16, and accordingly, results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities have been recorded based upon their fair values at the date of acquisition. The excess of purchase price over the fair value of net tangible assets acquired has been allocated to goodwill and is being amortized on a straight-line basis over 20 years. During the quarter ended December 25, 2000, the Company finalized the fair values of the assets and liabilities acquired. Goodwill and tradenames related to the Globe Acquisition are being amortized over 20 years on a straight-line basis. All goodwill amortization related to the acquisition of Globe Properties will cease on March 26, 2002 as a result of the Company adopting SFAS 142.

    The following unaudited pro forma financial information gives effect to the Transactions, the Globe Acquisition and excludes the results of Soap Opera Magazine and Soap Opera News (collectively, the "Soap Opera Properties") which
were sold in   February 1999 for   $10 million cash and possible additional
consideration based upon the future performance of certain of the buyer's titles (of which no additional consideration has been received through March 25, 2002), as if each had occurred as of the beginning of each period presented:

                                                  Fiscal Year Ended
                                                    March 27, 2000
                                                  -----------------

Operating revenues                                      $360,091

Operating expenses                                      $247,688

Depreciation and amortization                           $ 71,902

Operating income                                        $ 40,501

Interest expense                                        $ 67,600

Loss before extraordinary charge                        $(27,344)


    Included as a reduction to selling, general and administrative expenses in the fiscal year ended March 27, 2000 is an additional gain of $450,000 resulting from settlement of certain liabilities in connection with the sale of the Soap Opera Properties.

(3)  FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The estimated fair value of our financial instruments as of year-end is as follows:

                                                      2001                            2002
                                          -----------------------------    ----------------------------
                                             Carrying          Fair           Carrying          Fair
                                              Amount           Value           Amount          Value
                                          -------------   -------------    -------------   ------------
    Term loan and revolving credit
      facility, including current
      portion                                 $430,000        $430,000         $347,585       $347,585
    Subordinated indebtedness                 $250,000        $244,851         $400,000       $420,000
    Interest rate swap agreement
      liability (receivable)                  $    102        $  2,065         $  1,040       $  1,040

    The fair value of our financial instruments is estimated based on the quoted market prices for the same or similar issues or on the current rate offered to us for financial instruments of the same remaining maturities. The carrying amount for cash equivalents approximates fair value because of the short maturity of those instruments.

    On occasion the Company enters into interest rate swap agreements to reduce the interest rate exposure associated with a portion of variable rate indebtedness. Interest rate swap agreements modify the interest characteristics of variable rate indebtedness by synthetically converting a portion of the indebtedness to fixed rate. Interest earned (payable) under the interest rate swap is credited (charged) to interest expense using the accrual method. The related accrued receivable or payable is included in accrued interest payable. The fair market value of the interest rate swap agreement is reflected in the accompanying consolidated financial statements. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

    The Company entered into a three-year $100 million notional amount interest rate swap agreement which effectively converts a portion of variable-rate debt to fixed-rate debt. This interest rate swap agreement, which expired in November 2000, had a fixed interest rate of 5.95%. In November 2000, the Company entered into a new $90 million interest rate swap agreement expiring in May 2002 under which the Company pays a fixed rate of 6.53%. The carrying amounts for the interest rate swap agreement represents net interest payable (receivable) as of period end. Net interest expense (income) related to the interest rate swap agreement totaled $434,000, $(344,000) and $2,998,000 for the Inception Period and for the fiscal years 2001 and 2002, respectively.

    Effective March 26, 2002, the Company entered into two interest rate swap agreements, which effectively convert a portion of fixed-rate debt to variable rate debt. The first agreement, which expires in May 2004, has a notional amount of $125 million. Under this agreement, the Company receives a fixed rate of 10.25% and pays LIBOR in arrears plus a spread of 5.265%. Reset dates are May 1 and November 1 throughout the term of this agreement.

    The second agreement, which expires in May 2005, has a notional amount of $25 million. Under this agreement, the Company receives a fixed rate of 10.25% and pays LIBOR in arrears plus a spread of 4.885%. Reset dates are May 1 and November 1 through the term of the agreement.

    Further, effective March 26, 2002, the Company entered into an interest rate cap transaction, which caps LIBOR at 5% through May 7, 2002 on $50 million of variable rate debt. This cap expired without any financial impact on the Company.

(4) INCOME TAXES:

    We file a consolidated Federal income tax return with Media and calculate our income tax on a separate return basis. The provision for income taxes consists of the following:

                               Predecessor
                                 Company                                    The Company
                            ----------------         --------------------------------------------------------
                                                      Forty-six
                               Six weeks             weeks from
                               from March            May 7, 1999
                                30, 1999               through
                                through               March 27,
                              May 6, 1999               2000                   2001                2002
                           ----------------         ----------------     ----------------     --------------
Current:
   Federal                        $   1,441                  $(2,333)             $ 7,694            $ 8,139
   State                                131                     (212)                 698                738
                           ----------------         ----------------     ----------------     --------------
       Total current                  1,572                   (2,545)               8,392              8,877
                           ----------------         ----------------     ----------------     --------------

Deferred:
   Federal                             (190)                   3,580               (1,394)            (5,380)
   State                                (17)                     326                 (123)              (488)
                           ----------------         ----------------     ----------------     --------------
       Total deferred                  (207)                   3,906               (1,517)            (5,868)
                           ----------------         ----------------     ----------------     --------------
                                  $   1,365                  $ 1,361              $ 6,875            $ 3,009
                           ================         ================     ================     ==============

     A reconciliation of the expected income tax provision (benefit) at the statutory Federal income tax rate of 35% to the reported income tax provision is as follows:

                                    Predecessor
                                      Company                                    The Company
                                 ----------------        --------------------------------------------------------
                                                             Forty-six
                                     Six weeks               weeks from
                                     from March             May 7, 1999
                                      30, 1999                through
                                      through                March 27,
                                    May 6, 1999                2000                 2001               2002
                                 ----------------        ----------------     ----------------     --------------
     Expected income tax
      provision (benefit) at
      statutory rate                    $     683                 $(6,149)             $(2,947)           $(6,466)
     Nondeductible goodwill                   612                   7,432                9,254              9,100
     State income taxes,
      net of Federal benefit                   70                      78                  373                333
     Other, net                                --                      --                  195                 42
                                 ----------------        ----------------     ----------------     --------------
                                        $   1,365                 $ 1,361              $ 6,875            $ 3,009
                                 ================        ================     ================     ==============

     Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The net deferred tax assets and liabilities are comprised of the following:

                                                                       2001                 2002
                                                                 -----------------     ---------------
     Gross non-current deferred income tax assets                 $             77      $          186
                                                                 -----------------     ---------------
     Intangibles                                                          (147,181)           (139,333)
     Expense recognition differences                                          (402)                 --
     Accelerated depreciation                                               (3,149)             (4,268)
     Book over tax basis of non-depreciable assets                            (439)               (439)
     Other deferred tax liabilities                                        (14,385)            (14,354)
                                                                 -----------------     ---------------

          Gross non-current deferred tax liabilities                      (165,556)           (158,394)
                                                                 -----------------     ---------------
          Net non-current deferred tax liabilities                $       (165,479)     $     (158,208)
                                                                 =================     ===============

     In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", deferred taxes are recognized for temporary differences related to identified intangible assets other than goodwill. The temporary difference is calculated based on the difference between the new book bases of the amounts allocated to tradenames and subscription lists and their historical tax bases. Accordingly, as of May 7, 1999, a deferred tax liability of approximately $162 million has been recorded with a corresponding increase in goodwill. Included in accrued expenses in the accompanying consolidated balance sheet for fiscal 2001 and 2002, respectively, are net current deferred tax liabilities of $508,000 and $533,000 and current taxes payable of $5,934,000 and $3,066,000.

(5) CREDIT AGREEMENTS:

    In connection with the Transactions and Merger, on May 7, 1999 we repaid all amounts outstanding under the prior credit agreement and entered into a new credit facility (the "New Credit Facility") with a bank syndicate whose agent bank is the Chase Manhattan Corporation (the "Agent Bank" and, collectively, the "Banks"). The New Credit Agreement, which was comprised of a $340 million term loan commitment, was amended on November 1, 1999 in connection with the Globe Acquisition to increase the amount to $430 million and a $60 million revolving credit commitment. We also amended the credit facility on February 14, 2002, in connection with the New Notes, which is discussed in Note 6. The amendment included changes to the interest rates discussed below, as well as changes to certain financial covenants. The Company further amended the credit agreement on May 22, 2002 as discussed in Note 17.

        (a) Term Loan Commitments -- The term loans consist of a $100 million (original amount) commitment (the "Tranche A" loans), a $240 million (original amount) commitment (the "Tranche B" loans) and a $90 million (original amount) commitment (the "Tranche B-1 loans). Amounts borrowed under the Tranche A commitment bear interest at rates based upon either the Alternate Base Rate plus 3/4% to 2% or the LIBO Rate plus 1-3/4% to 3%, predicated upon satisfaction of certain Credit Agreement covenants related to operating results. Tranche B and B-1 loans bear interest at either the Alternate Base Rate plus 2-3/4% or the LIBO Rate plus 3-3/4% as of March 25, 2002.

        Borrowings under the term loan commitments are payable in varying quarterly installments from July 2001 through April 2007. Beginning as of the fiscal year ending March 2001 and for each fiscal year thereafter we will be required to make Excess Cash Flow payments (as defined), which will be applied ratably to the then outstanding term loans. Included in the current portion of term loan in the accompanying consolidated balance sheet is $4,306,000 and $3,467,000 of required Excess Cash Flow relating to fiscal 2001 and 2002, respectively.

        (b) Revolving Credit Commitment -- The New Credit Agreement also provides for additional borrowings up to a maximum of $60 million, bearing interest at the Tranche A rates described above. This commitment, which expires in April 2006, allows funds to be borrowed and repaid from time to time with permanent reductions in the revolving credit commitment permitted at our option. As of March 25, 2002, no amounts were outstanding under the revolving credit facility.

        (c) Commitment Fees - We are required to pay a commitment fee ranging from 3/8% to 1/2% of the unused portion of the revolving commitment. Commitment fees under the New Credit Agreement totaled $292,000, $303,000 and $292,000 for fiscal 2002 and 2001 and for the Inception Period, respectively.

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

    As permitted under the covenants of the New Credit Agreement and the Prior Credit Agreement, management fees to affiliates totaled $750,000 for fiscal year 2002 and 2001, $663,000 for the Inception Period and $0 for the period from March 30, 1999 to May 6, 1999. These fees were included in selling, general and administrative expense for fiscal 2001 and the Inception Period and in other (income) expense, net for the period from March 30, 1999 to May 6, 1999.

    The effective interest rates under the New Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 25, 2002, and for the Inception Period and for the fiscal years 2001 and 2002 were 7.1%, 9.1%, 10.0% and 7.5% respectively.

(6) SUBORDINATED INDEBTEDNESS:

    In connection with the Transactions and Merger, on May 7, 1999 we repaid approximately $199.3 million in face amount of the 11.63% Senior Subordinated Notes due 2004; including the tender premium and consent fee the total amount paid was approximately $214.2 million. Our new subordinated notes (the "New Subordinated Notes"), which mature on May 1, 2009, bear interest at 10-1/4% per annum payable in semi-annual installments on May 1st and November 1st of each year. These notes are redeemable at our option at prices ranging from 105.1% to 100% of their face amount after April 2004. The indenture under which the notes were issued includes certain restrictive covenants that limit, among other things, our ability to incur indebtedness, give guarantees, pay dividends, make investments, sell assets and merge or consolidate.

    On February 14, 2002, the Company issued $150,000,000 in aggregate principal amount of 10 1/4% Series B Senior Subordinated Notes due 2009 (the "2002 Subordinated Notes") through a private placement, together with the New Subordinated Notes collectively will be referred to as "The Notes". The gross proceeds from the offering were $150,750,000 including the premium on the notes. The Company used the gross proceeds of the offering to (a) make a $75,375,000 distribution to the LLC, (b) to prepay $68,375,000 of the term loans under the New Credit Facility and (c) pay transaction costs in the estimated amount of $7,000,000. The notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness. The notes rank equally with all our existing and future senior subordinated indebtedness. The notes are guaranteed on a senior subordinated basis of all our current subsidiaries.

     Payments of principal due under the New Credit Agreement (excluding any amounts that may be borrowed under the credit commitment or required to be prepaid under the excess cash flow provision), the Notes and other long-term indebtedness follows:

               Fiscal Year
               -----------
                  2003             $  6,447
                  2004                7,596
                  2005                8,745
                  2006                9,894
                  2007              236,814
               Thereafter            78,089
                                   --------
                                   $347,585
                                   ========

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

(7) DEFERRED DEBT COSTS:

    Certain costs incurred in connection with the issuance of our long-term debt have been deferred and are amortized as part of interest expense over periods from 7 to 10 years. For fiscal years 2002 and 2001, the period from March 30, 1999 through May 6, 2000 and the Inception Period, amortization of deferred debt costs which is included in interest expense in the accompanying consolidated statements of income totaled approximately $3.5 million, $3.0 million, $.1 million, and $2.8 million, respectively.

    In connection with the Company's issuance of $150 million of 10 1/4% Series B Senior Subordinated Notes due 2009 on February 14, 2002, $7.0 million of issuance costs have been deferred and are amortized as part of interest expense over the life of the notes.

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

    Accordingly, an asset impairment charge of $2.3 million was recognized in
October 2000 related to these long-lived assets.   Fair value of these assets
was based on the Company's estimate of expected future cash flows of FMI as supported by reasonable and supportable assumptions and projections. The asset impairment loss is included in depreciation expense for fiscal year 2001.

(9)  SALE OF SUBSIDIARY:

     On November 27, 2000 the Company sold its 80% owned subsidiary, FMI, to the minority shareholder for a $2.5 million note receivable ("The Note"). The Note initially had a short-term component of $500,000 and a long-term component of $2.0 million which is payable to the Company based on defined cash flow of FMI. Additionally, The Note bears interest at 9%. Due to the uncertainty of FMI's ability to generate defined cash flow for the repayment of The Note. No gain or loss was originally recognized on this transaction. As of March 25, 2002, The Note's short-term and long-term balances were $0 and $1,832,000, respectively, due to payments received from FMI. During the fiscal year ended March 25, 2002, the Company reversed $500,000 of the original $1.6 million reserve based on management's belief that FMI will generate the cash flow to make future payments on this amount. This amount is included in selling, general and administrative expenses for the fiscal year ended March 25, 2002.


(10) NON-CASH COMPENSATION CHARGE

     The Company's common stock is owned by Media and all of Media's common stock is owned by the LLC. The interests in the LLC are represented by units of various classes. The units of the LLC are exchangeable for the common stock of Media under certain circumstances and with restrictions. Certain members of management purchased non-voting units in the LLC at an amount below appraised fair market value. Additionally, certain members of managements were granted another non-voting class of units in the LLC, which vest over a five-year period, at below appraised fair market value. Included in selling, general and administrative expense in the accompanying consolidated statement of income
(loss) for each of the fiscal years ended March 25, 2002 and March 26, 2001 is a non-cash compensation charge of $91,000 and $91,000, respectively, which represent the vested portion of the appraised fair value of these units over the amount paid.

(11) INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

In June 2001, the Company formed a joint venture ("The Joint Venture") with Fashion Wire Daily, Inc. ("FWD") to publish and distribute a fashion magazine titled "Style 24/7" for a four issue test period. As of March 25, 2002, the four issues have been completed. The Company and FWD each have a 50 percent ownership interest in The Joint Venture. Pursuant to the terms of the joint venture agreement, the Company and FWD each contributed $669,000 to The Joint Venture. The Company accounts for its investment under the equity method of accounting since it has no controlling influence over The Joint Venture. The Joint Venture had a net loss of $1,104,000 for the fiscal year ended March 25, 2002 of which 50 percent is included in selling, general and administrative expenses for the fiscal year ended March 25, 2002. Accordingly, the Company reduced its investment by 50 percent of the net loss of The Joint Venture.

(12) DERIVATIVES AND HEDGING - ADOPTION OF SFAS NOS. 133 AND 138

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

As a result of adopting SFAS No. 133, the Company recorded the fair market value of the liability of $2,065,000 on March 27, 2001 as a charge to other comprehensive income. The change in the fair market value of this liability and the amortization of the transitional amount included in other comprehensive income during Fiscal 2002 has been recorded as a charge to interest expense.

(13) OTHER EVENTS

     The Company's Boca Raton headquarters, which housed substantially all editorial operations (including its photo, clipping and research libraries), executive offices and certain administrative functions, was closed on October 7, 2001 by the Palm Beach County Department of Health when traces of anthrax were found on a computer keyboard following the death of a photo editor of the Sun from inhalation anthrax. In response to the closure of the Boca facility, the Company immediately implemented its hurricane disaster plan to produce all the weekly publications as originally scheduled. The Company temporarily moved its editorial operations into a facility leased on a short-term basis, which expired in February 2002. As a result of the uncertainty on the timing of being able to return to the Boca Raton headquarters, the Company entered into a two-year lease for a 53,000 square foot facility two blocks from its current Boca Raton headquarters. The Company will remain in this leased facility until the Palm Beach County Health Department, OSHA (Occupational Safety and Health Administration) and NIOSH (National Institute for Occupational Safety and Health) deem the Boca Raton facility is safe to return to, or if the Company is unable to return, the Company will extend the lease term on this new facility or seek an alternative location. In February of 2002, the Palm Beach County of Health quarantined the building for an additional 18 months. Management is currently evaluating its options regarding the headquarters building and its contents and has not yet committed to a plan. Based on information currently available, it is apparent that irregardless of the plan of action taken with the building and its contents, certain fixed assets will be rendered useless due to the cleaning process required to remediate the building and its contents. Therefore, management has changed the estimated useful lives of these assets to zero and prospectively changed the depreciation. This change in estimate resulted in an additional $8.5 million of depreciation expense in fiscal 2002. The remaining net long-term assets of $3.8 million are temporarily idle and were not impaired following the guidance in SFAS 121. Depending on management's future plans, there is the potential for a future impairment charge relating to these assets. The Company has included in Prepaid Expenses and Other Assets on the accompanying consolidated balance sheet $734,000 representing incremental expenses incurred through March 25, 2002, related to this incident for which management has concluded it is probable to be reimbursed by its insurance carriers. No accruals for estimated future expenses have been recorded. In May 2002, the Company and its insurance carrier reached a final settlement agreement, and received payment, in an amount greater than the related assets included in the consolidated balance sheet. There can be no assurance that the amount received in this settlement will cover all future costs/expenses related to this incident.

(14) COMMITMENTS AND CONTINGENCIES:

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

     Printing agreement-

     We have entered into a 15-year printing agreement expiring in fiscal 2011 with an unrelated printer to print National Enquirer and Star. In connection with the Globe Acquisition, this agreement was amended to include the Globe, National Examiner, Weekly World News, Sun and Country Weekly. Based on current pricing and production levels this contract, which requires pricing adjustments based on changes in the Consumer Price Index, is estimated to cost approximately $388 million over its remaining life as follows:

     Fiscal Year
     -----------
     2003                           $ 27,945
     2004                             25,900
     2005                             26,290
     2006                             26,685
     2007                             27,100
     Thereafter                      253,806
                                    --------
                                    $387,726
                                    ========

     Operating Leases -

     Minimum annual commitments under operating leases at March 25, 2002 are as follows:

     Fiscal Year
     -----------
     2003                           $2,782
     2004                            2,395
     2005                            1,509
     2006                              940
     2007                              478
     Thereafter                         --
                                    ------
                                    $8,104
                                    ======

(15) SELECTED QUARTERLY FINANCIAL DATA (unaudited)

     Quarterly financial data for fiscal 2002 and 2001 is as follows (table in thousands)

                                      Q1 2002             Q2 2002              Q3 2002             Q4 2002              Total
                                    -----------         -----------          -----------         -----------          ---------
Operating revenues                    $91,704             $94,636              $88,210             $93,581              $368,131

Operating income                       12,543              14,377               12,366               7,547                46,833

Net loss                               (4,585)             (4,520)              (4,053)             (8,324)              (21,482)

                                      Q1 2001             Q2 2001              Q3 2001             Q4 2001              Total
                                    -----------         -----------          -----------         -----------          ---------
Operating revenues                    $90,329             $92,029              $94,014             $95,829              $372,201

Operating income                       13,524              15,347               15,316              18,383                62,570

Net loss                               (5,002)             (4,103)              (4,119)             (2,072)              (15,296)

     The current and prior fiscal year's retail display allowance fee amounts and retail pocket fee amounts have been reclassified from operating expense to circulation revenues as a result of the Company's adoption of the EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)."

(16) VALUATIONS AND QUALIFYING ACCOUNT:

     The table below summarizes the activity in the valuation account, allowance for possible uncollectible accounts receivable for the periods indicated:

                                                                                  Purchase
                                                                                 Accounting
                                                   Balance,       Charges        Additions,        Deductions,      Balance,
                                                   Beginning         to        (Utilization),      Write-Offs,       End of
                                                   of Period      Expense            Net               Net           Period
                                                 -------------  -----------   ----------------   -------------    ------------
Trade Accounts Receivable
  Valuation Account:

  For the six weeks from
      March 30 through
      May 6, 1999                                   $  269      $        -      $         -          $     -         $  269

  For the forty-six weeks from
      May 7, 1999 through
      March 27, 2000                                   269             528              367                -          1,164

  For the fiscal year ended
      March 26, 2001                                 1,164             178             (302)            (674)           366

  For the fiscal year ended
      March 25, 2002                                $  366      $      261      $       (65)         $  (149)        $  413

(17)  SUBSEQUENT EVENTS (unaudited)

      On May 22, 2002, the Company amended the New Credit Agreement. This amendment restructured the marginal interest rate on the Tranche B and B-1 term loans for a fee of $1,050,000. As a result of this amendment, the Trance B and B-1 loans' interest was reduced to the LIBO rate plus 3 3/4% to the LIBO rate plus 2 3/4%. Additionally, as a result of this amendment deferred debt costs of $2.1 million related to the Tranche B and B-1 term loans will be charged to extraordinary loss during the first quarter of fiscal 2003 in accordance with EITF 96-19.

      On June 7, 2002, the Company closed an exchange offer for all of the outstanding New Subordinated Notes and 2002 Subordinated Notes. All the outstanding Notes were exchanged for 10 1/4% Series B Senior Subordinated Notes due 2009 (the "Exchange Notes"). The terms of the Exchange Notes are substantially identical to the Notes, except for certain transfer restrictions and registration rights that related to the 2002 Subordinated Notes.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Upon consummation of the Transactions, the following individuals became the directors and executive officers of Media and the Company. All officers serve at the pleasure of the applicable Board of Directors.

Name                                  Age           Position (s)
----                                  ---           ------------

David J. Pecker ....................   50  Chairman, Chief Executive Officer,
                                           President And Director of Media and
                                           the Company

Austin M. Beutner ..................   42  Director of Media and the Company

Neeraj Mital .......................   35  Director of Media and the Company

Saul D. Goodman ....................   34  Director of Media and the Company

Robert V. Seminara .................   30  Director of Media and the Company

Helene Belanger ....................   47  Director of Media and the Company

Brian J. Richmand ..................   48  Director of Media and the Company

J. William Grimes ..................   61  Director of Media and the Company

John A. Miley ......................   46  Executive Vice President and Chief
                                           Financial Officer of Media and the
                                           Company

Sandra Koo .........................   48  Director of Media

     David J. Pecker became Chairman, Chief Executive Officer, President and a Director of Media and the Company upon consummation of the Transactions on May 7, 1999. Prior to that, Mr. Pecker had been the Chief Executive Officer since 1992, and President since 1991, of Hachette Filipacchi Magazines, Inc.. Prior to 1991, he was Executive Vice President/Publishing and Chief Operating and Chief Financial Officer of Hachette. Mr. Pecker has over 20 years of publishing industry experience having worked as the Director of Financial Reporting at CBS, Inc. Magazine Group and as the Vice President and Controller of Diamandis Communications Inc. Mr. Pecker currently serves as a director of the Sunbeam Company.

     Austin M. Beutner is co-founder and President of Evercore, Chairman of Evercore Capital Partners, and Chairman and CEO of Evercore Ventures. From 1994 to 1996, Mr. Beutner was Chief Executive Officer and President of the U.S. Russia Investment Fund, and in January 1997, Mr. Beutner was named Vice Chairman of its Board of Directors. Before his affiliation with the U.S. Russia Investment Fund, he was a General Partner of The Blackstone Group. Mr. Beutner is currently a director of Business.com, Causeway Capital Management LLC, Continental Energy Services, Inc., Earthlink, Inc., eCompanies L.L.C., Encoda Systems, Energy Partners, Ltd., Telenet Holdings N.V. and Vertis, Inc.

     Neeraj Mital is a Partner of Evercore. Prior to joining Evercore, Mr. Mital was at The Blackstone Group from 1992 to 1998, most recently as a Managing Director. Prior to joining The Blackstone Group, he was at Salomon Brothers Inc.

     Saul D. Goodman is a Partner of Evercore. Prior to joining Evercore, Mr. Goodman was an investment banker at Lehman Brothers, Inc. from 1994 to 1998, most recently as a Vice President. Prior to that, Mr. Goodman was at Ark Asset Management. He is currently a director of Specialty Products and Insulation Company.

     Robert V. Seminara is Managing Director of Evercore. Prior to joining Evercore, Mr. Seminara was a Financial Analyst at Lazard Freres & Co. LLC from 1994 to 1996.

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

     Brian J. Richmand has served as a Special Partner of JP Morgan Partners (formerly Chase Capital Partners) ("JPMP") since January 2000 and as a General Partner of JPMP from August 1993 through December 1999. Prior to joining JPMP, Mr. Richmand headed the Corporate Group of the Washington, D.C. office of the law firm of Kirkland & Ellis. Mr. Richmand received a B.S. degree in 1976 from The Wharton School of Finance and Commerce and a J.D. degree in 1979 from Stanford Law School. Mr. Richmand currently serves on the Boards of Directors of Riverwood International Corporation and Transtar Metals, LLC and on the Executive Committee of Falcon Mezzanine Partners, L.P.

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

     Sandra Koo is Controller at Evercore. Prior to joining Evercore, Ms. Koo was an accounting manager with the Blackstone Group.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us to our chief executive officer and our three most highly compensated executive officers at March 25, 2002 for services rendered during the fiscal years 2002, 2001 and 2000.

SUMMARY COMPENSATION TABLE

                                                                                           Long-Term
                                                   Annual Compensation                      Options
                                  ----------------------------------------------------     ----------
                                                                          Other Annual       Shares          All Other
                                  Fiscal       Salary       Bonus         Compensation     Underlying      Compensation
                                   Year          ($)         ($)              ($)            Options           ($)
                                  ------         ---         ---              ---          ----------      ------------
Name and Principal
------------------
Position
--------
David J. Pecker                     2002      1,407,692           0            0                0            138,392 (1)
  Chairman, President &             2001      1,500,000           0            0                0          2,864,000 (2)
  Chief Executive Officer           2000      1,500,000     250,000 (3)        0                0          1,955,152 (2)

John A. Miley                       2002        250,000     187,500 (3)        0                0              5,278 (1)
  Executive VP &                    2001        250,000     250,000 (3)        0                0             14,781 (1)
  Chief Financial Officer           2000        110,577     213,500 (3)        0                0                  0

Michael B. Kahane (4)               2002        295,692     105,000 (3)        0                0                  0
  Senior VP &
  General Counsel

Michael Porche                      2002        225,000      75,000 (3)        0                0                  0
  Chief Executive Officer (5)       2001        219,615      75,070 (3)        0                0              3,883 (1)
  & President of DSI

1) Amounts related to Messrs. Pecker, Miley, and Porche relate to certain other taxable employment benefits.
2) The amount for fiscal 2000 includes the first portion of the make-whole payment to Mr. Pecker in the amount of $1,857,167, discussed below as well as certain other taxable employment benefits in the amount of $97,985. The amount for fiscal 2001 includes the final portion of the make-whole payment to Mr. Pecker in the amount of $2,332,818, discussed below, as well as certain other taxable employment benefits in the amount of $241,242.
3) Includes annual bonus for Messrs. Pecker, Miley, Kahane and Porche. The amount received in fiscal 2000 by Mr. Pecker and a portion of the bonus received by Mr. Miley relate to a signing bonus paid upon the consummation of the Transaction.
4)  Effective June 19, 2001, Mr. Kahane became Senior VP and General Counsel.
5)  Effective January 1, 2001, Mr. Porche became the President and CEO of DSI.

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

     Media is party to an employment agreement with Mr. Miley, which calls for
(i) base salary of $250,000, (ii)  annual bonus opportunity of $250,000 and
(iii) certain other customary employee benefits. Media is party to an employment agreement with Mr. Kahane, which calls for (i) base salary of $300,000, (ii) annual bonus opportunity of $50,000 and (iii) certain other customary employee benefits. The term of Mr. Kahane's contract expires on June 30, 2004. Media is party to an employment agreement with Mr. Porche, which calls for (i) base salary of $225,000, (ii) annual bonus opportunity of $75,000 and (iii) certain other customary employee benefits. The term of Mr. Porche's contract expires on September 29, 2004.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of our common stock is owned by Media and all of Media's common stock is owned by the LLC. Equity interests in the LLC are owned by Evercore and certain investors, including Mr. Pecker, as well as certain members of management. Pursuant to the LLC Agreement (as defined herein), Evercore has control over the LLC, Media and the Company by virtue of its right to appoint a majority of the Board of Managers of the LLC and a majority of the Board of Directors of Media, irrespective of the amount of Evercore's equity interests in the LLC. See "Item 13. Certain Relationships and Related Transactions".

     The following table presents, as of June 14, 2002, information relating to the beneficial ownership of the LLC (the parent of Company and Media), held by each director of the Company, by each executive officer of the Company named in the Summary Compensation Table above and by all of the executive officers and directors of the Company as a group.

Name and Address of                                   Number       Percent
Beneficial Owner                   Title of Class    of Units     Of Class
----------------                   --------------    --------     --------

Evercore Partners LLC (1), (2)        Class A          92,000        39.2%
65 East 55/th/ Street                 Class A-1         2,663        53.3%
New York, New York 10022              Class B             ---         ---
    Austin M. Beutner (1), (2)        Class C             ---         ---
                                      Class D             ---         ---
                                      Class E             ---         ---

B.G. Media Investors LLC (3)          Class A          25,000        10.6%
399 Park Avenue                       Class A-1           531        10.6%
19/th/ Floor                          Class B             ---         ---
New York, New York 10026              Class C             ---         ---
    J. William Grimes (3)             Class D             ---         ---
                                      Class E             ---         ---

David J. Pecker                       Class A           5,000         2.1%
                                      Class A-1           106         2.1%
                                      Class B          26,854        83.4%
                                      Class C             ---         ---
                                      Class D           2,716       100.0%
                                      Class E           1,343       100.0%

John A. Miley                         Class A             ---         ---
                                      Class A-1           ---         ---
                                      Class B           1,039         3.2%
                                      Class C             225         4.5%
                                      Class D             ---         ---
                                      Class E             ---         ---

Michael B. Kahane                     Class A             ---         ---
                                      Class A-1           ---         ---
                                      Class B             288          .9%
                                      Class C              50         1.0%
                                      Class D             ---         ---
                                      Class E             ---         ---

Michael J. Porche                     Class A             ---         ---
                                      Class A-1           ---         ---
                                      Class B             166          .5%
                                      Class C             100         2.0%
                                      Class D             ---         ---
                                      Class E             ---         ---

All executive officers and            Class A         122,000        51.9%
  directors as a group                Class A-1         3,300        66.0%
  (15 persons)                        Class B          28,347        88.6%
                                      Class C             375         7.5%
                                      Class D           2,716       100.0%
                                      Class E           1,343       100.0%

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


     The Class C Units represent 2% of the aggregate number of Class A Units, Class A-1 Units and Class C Units outstanding as of June 14, 2002.

     Unless otherwise indicated, beneficial owners listed above may be contacted at the Company's corporate address 190 Congress Park Drive, Suite 200, Delray Beach, FL 33445. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no beneficial interest.

     Helene Belanger, Saul Goodman, Sandra Koo, Neeraj Mital, Brian Richmand and Robert V. Seminara (all of whom are directors of Media and the Company) do not beneficially own any shares of the Company.

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

1.  Financial Statements

     For a complete list of the Financial Statements filed with this Annual Report on Form 10-K, see the Index to Consolidated Financial Statements on Page 27.

Exhibit
Number                             Description of Exhibit


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

    3.1 -- Certificate of Incorporation of Enquirer/Star, Inc and amendments thereto (incorporated by reference to Operation's Registration Statement on Form S- 1, Registration No. 33-46676, Part II, Item 16, Exhibit 3.5, as filed on March 25, 1992). (1)

    3.2 -- Amended By-Laws of Enquirer/Star, Inc. (incorporated by reference to Operation's Registration Statement on Form S-1, Registration No. 33-46676, Part II, Item 16, Exhibit 3.6, as filed on March 25, 1992). (1)

    3.3 -- Amendment of Certificate of Incorporation of Operations dated November 7, 1994 changing its name to American Media Operations, Inc. from Enquirer/Star, Inc. (incorporated by reference from Operation's Annual Report on Form 10-K for the year ended March 27, 1995, filed as Exhibit 3.3, File No. 1-11112).

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

 ****4.7 --    Amendment, dated as of February 11, 2002 to the Credit Agreement, dated as of May 7, 1999, among American Media, Inc., American
               Media Operations, Inc., the Lenders party thereto, and JP Morgan
               Chase Bank (formerly known a The Chase Manhattan Bank), as
               Administrative Agent.

 ****4.8 --    Purchase Agreement, dated as of February 12, 2002, among American
               Media Operations, Inc., AM Auto World Weekly, Inc., American
               Media Consumer Entertainment, Inc., American Media Consumer
               Magazine Group, Inc., American Media Distribution & Marketing
               Group, Inc., American Media Property Group, Inc., American Media
               Mini Mags, Inc., American Media Newspaper Group, Inc., Country
               Music Media Group, Inc., Distribution Services, Inc., Globe
               Communications Corp., Globe Editorial, Inc., Mira! Editorial,
               Inc., National Enquirer, Inc., National Examiner, Inc., NDSI,
               Inc., Star Editorial, Inc., J.P. Morgan Securities, Inc. and Bear
               Stearns & Co, Inc.

 ****4.9 --    Indenture, dated as of February 14, 2002, among American Media
               Operations, Inc., AM Auto World Weekly, Inc., American Media
               Consumer Entertainment, Inc., American Media Consumer Magazine
               Group, Inc., American Media Distribution & Marketing Group, Inc.,
               American Media Property Group, Inc., American Media Mini Mags,
               Inc., American Media Newspaper Group, Inc., Country Music Media
               Group, Inc., Distribution Services, Inc., Globe Communications
               Corp., Globe Editorial, Inc., Mira! Editorial, Inc., National
               Enquirer, Inc., National Examiner, Inc., NDSI, Inc., Star
               Editorial, Inc., and JP Morgan Chase Bank (formerly known as The
               Chase Manhattan Bank), as Trustee.

****4.10 --    Exchange and Registration Rights Agreement, dated as of February
               14, 2002, among American Media Operations, Inc., AM Auto World
               Weekly, Inc., American Media Consumer Entertainment, Inc.,
               American Media Consumer Magazine Group, Inc., American Media
               Distribution & Marketing Group, Inc., American Media Property
               Group, Inc., American Media Mini Mags, Inc., American Media
               Newspaper Group, Inc., Country Music Media Group, Inc.,
               Distribution Services, Inc., Globe Communications Corp., Globe
               Editorial, Inc., Mira! Editorial, Inc., National Enquirer, Inc.,
               National Examiner, Inc., NDSI, Inc., Star Editorial, Inc., J.P.
               Morgan Securities, Inc. and Bear Stearns & Co, Inc.

   10.1 -- Tax Sharing Agreement dated as of March 31, 1992, among Group and its subsidiaries (incorporated by reference from Media's Annual Report on Form 10-K for the year ended March 30, 1992, filed as
               Exhibit 10.15, File No. 1-10784). (1)

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

   99.1 --     Letter to Commission Pursuant to Temporary Note 3T

-----------------------------------

(1) Enquirer/Star, Inc. is now named American Media Operations, Inc. ("Operations");
     Enquirer/Star Group, Inc. ("Group") is now named American Media, Inc. ("Media").


   * Incorporated by reference to our Registration Statement on Form S-4, dated August 3, 2000.
  ** Incorporated by reference to the March 27, 2000 Form 10-K of Media dated
     June 26, 2000.
 *** Incorporated by reference to the March 29, 1999 Form 10-K of Media dated
     June 28, 1999.
**** Incorporated by reference to our Registration Statement on Form S-4, dated
     April 23, 2002.

3. Form 8-K

     Form 8-K filed February 5, 2002, announcing a private placement of senior subordinated notes.

     Form 8-K filed February 14, 2002, announcing the completion of the issuance of senior subordinated notes.


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy material has been sent to security holders in fiscal year 2002.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereto duly authorized on June 14, 2002.


                                                AMERICAN MEDIA OPERATIONS, INC.


                                                By:   /s/ DAVID J. PECKER
                                                --------------------------------
                                                         David J. Pecker

                                                Chairman of the Board, President
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated on June 14, 2002.

           Signature                           Title
           ---------                           -----


    /s/ DAVID J. PECKER            Chairman of the Board, President,
---------------------------        Chief Executive Officer and Director
      David J. Pecker              (Principal Executive Officer)


     /s/ JOHN A. MILEY             Executive Vice President and Chief
---------------------------        Financial Officer (Principal Financial and
       John A. Miley               Accounting Officer)


   /s/ AUSTIN M. BEUTNER           Director
---------------------------
     Austin M. Beutner


      /s/ NEERAJ MITAL             Director
---------------------------
       Neeraj Mital


    /s/ SAUL D. GOODMAN            Director
---------------------------
      Saul D. Goodman


  /s/ ROBERT V. SEMINARA           Director
---------------------------
     Robert V. Seminara