Form 10-Q
period 2002-06-24
AMERICAN MEDIA OPERATIONS INC
filed 2002-08-08
CIK 853927

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q

  (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 24, 2002

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number(s) - 1-11112



                         AMERICAN MEDIA OPERATIONS, INC.

           (Exact name of the registrant as specified in its charter)
           ----------------------------------------------------------

                  Delaware                                    59-2094424
      (State or other jurisdiction                          (IRS Employee
    of incorporation or organization)                    Identification No.)

   190 Congress Park Drive, Suite 200,
        Delray Beach, Florida                                    33445
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

As of August 8, 2002 there were 7,507 shares of common stock outstanding.

================================================================================

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                 JUNE 24, 2002

                                                                        Page(s)
                                                                        -------
                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements-
Condensed Consolidated Balance Sheets ..............................      3
Condensed Consolidated Statements of Income (Loss) .................      4
Condensed Consolidated Statements of Comprehensive Income (Loss) ...      5
Condensed Consolidated Statements of Cash Flows ....................      6
Notes to Condensed Consolidated Financial Statements ...............   7-11

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations ..............................  12-15

Item 3. Quantitative and Qualitative Disclosures about
  Market Risk ......................................................  15-16

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings ..........................................     17
Item 5. Other Information ..........................................     17
Item 6. Exhibits and Reports on Form 8-K ...........................     17

Signature ..........................................................     18

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in 000's, except share information)

                                                                                   March 25, 2002         June 24, 2002
                                                                                   --------------       -----------------
                                     ASSETS                                                                (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                            $   18,676              $   24,530
  Receivables, net                                                                         28,453                  26,990
  Inventories                                                                              18,014                  18,108
  Prepaid expenses and other                                                                5,444                   8,495
                                                                                  ---------------       -----------------
      Total current assets                                                                 70,587                  78,123
                                                                                  ---------------       -----------------
PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                                                        6,611                   2,448
  Machinery, fixtures and equipment                                                        23,923                  24,841
  Display racks                                                                            44,931                  44,485
                                                                                  ---------------       -----------------
                                                                                           75,465                  71,774
 Less - accumulated depreciation                                                          (31,667)                (34,730)
                                                                                  ---------------       -----------------
                                                                                           43,798                  37,044
                                                                                  ---------------       -----------------
LONG TERM NOTE RECEIVABLE, net                                                                759                     759
                                                                                  ---------------       -----------------

DEFERRED DEBT COSTS, net                                                                   22,827                  23,006
                                                                                  ---------------       -----------------

GOODWILL, net of accumulated amortization of $74,757 and $74,757, respectively            455,731                 455,731
                                                                                  ---------------       -----------------
OTHER INTANGIBLES, net of accumulated amortization of $87,022
  and $87,335, respectively                                                               489,790                 489,477
                                                                                  ---------------       -----------------
                                                                                       $1,083,492              $1,084,140
                                                                                  ===============       =================
                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of term loan                                                         $    9,914              $   18,565
  10.38% Senior Subordinated Notes Due 2002                                                   134                       -
  Accounts payable                                                                         19,358                  15,777
  Accrued expenses                                                                         33,821                  32,126
  Deferred revenues                                                                        31,301                  27,395
                                                                                  ---------------       -----------------
       Total current liabilities                                                           94,528                  93,863
                                                                                  ---------------       -----------------

PAYABLE TO PARENT COMPANY                                                                   2,227                   2,090
                                                                                  ---------------       -----------------

TERM LOAN AND REVOVLING CREDIT COMMITMENT, net of current portion                         337,671                 327,624
                                                                                  ---------------       -----------------
SUBORDINATED INDEBTEDNESS:
       10.25% Senior Subordinated Notes Due 2009                                          400,000                 400,000
       Bond Premium on 10.25% Senior Subordinated Notes Due 2009                              750                     713
       11.63% Senior Subordinated Notes Due 2004                                              740                     740
                                                                                  ---------------       -----------------
                                                                                          401,490                 401,453
                                                                                  ---------------       -----------------
DEFERRED INCOME TAXES                                                                     158,208                 161,308
                                                                                  ---------------       -----------------
STOCKHOLDER'S EQUITY:
       Common stock, $.20 par value; 7,507 shares issued and outstanding                        2                       2
       Additional paid-in capital                                                         223,389                 223,412
       Other comprehensive loss                                                              (359)                      -
       Accumulated deficit                                                               (133,664)               (125,612)
                                                                                  ---------------       -----------------
 TOTAL STOCKHOLDER'S EQUITY                                                                89,368                  97,802
                                                                                  ---------------       -----------------
                                                                                       $1,083,492              $1,084,140
                                                                                  ===============       =================

    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (IN 000's)

                                                                                   Fiscal Quarter         Fiscal Quarter
                                                                                        Ended                  Ended
                                                                                    June 25, 2001          June 24, 2002
                                                                                  -----------------     ------------------
OPERATING REVENUES:
   Circulation                                                                         $   78,417              $   73,550
   Advertising                                                                              8,851                   9,895
   Other                                                                                    4,436                   5,378
                                                                                  -----------------     ------------------
                                                                                           91,704                  88,823
                                                                                  -----------------     ------------------

OPERATING EXPENSES:
   Editorial                                                                               10,252                   8,567
   Production                                                                              25,605                  25,318
   Distribution, circulation and other cost of sales                                       13,495                  11,809
   Selling, general and administrative expenses                                            10,498                  11,238
   Loss on insurance settlement                                                                --                      96
   Depreciation and amortization                                                           19,311                   6,831
                                                                                  -----------------     ------------------
                                                                                           79,161                  63,859
                                                                                  -----------------     ------------------

OPERATING INCOME                                                                           12,543                  24,964

INTEREST EXPENSE, net                                                                     (15,935)                (13,466)
OTHER INCOME,  net                                                                             27                      50
                                                                                  -----------------     ------------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                            (3,365)                 11,548

PROVISION FOR INCOME TAXES                                                                 (1,220)                 (3,496)
                                                                                  -----------------     ------------------

NET INCOME (LOSS)                                                                      $   (4,585)             $    8,052
                                                                                  =================     ==================

  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)
                                   (IN 000's)

                                                           Fiscal Quarter         Fiscal Quarter
                                                                Ended                  Ended
                                                            June 25, 2001          June 24, 2002
                                                          -----------------     ------------------
Net income (loss)                                              $   (4,585)             $    8,052

Other comprehensive income (loss)

        Interest rate swap adjustment                              (2,307)                    359
                                                          -----------------     ------------------

Other comprehensive income (loss)                                  (2,307)                    359
                                                          -----------------     ------------------

Comprehensive income (loss)                                    $   (6,892)             $    8,411
                                                          =================     ==================

  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000's)

                                                                                   Fiscal Quarter        Fiscal Quarter
                                                                                        Ended                 Ended
                                                                                    June 25, 2001         June 24, 2002
                                                                                  ---------------      -----------------
Cash Flows from Operating Activities:
  Net income (loss)                                                                    $   (4,585)            $    8,052
                                                                                  ---------------      -----------------
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities -
    Reduction of allowance for doubtful accounts                                             (500)                    --
    (Gain) loss on disposition of assets                                                       (8)                    --
    Bond premium amortization                                                                  --                    (37)
    Depreciation of property & equipment and amortization of intangible assets             19,311                  6,831
    Deferred debt cost amortization                                                           654                  1,110
    Non-cash compensation charge                                                               22                     23
    Decrease (increase) in -
        Receivables                                                                         1,041                  1,463
        Inventories                                                                        (6,063)                   (94)
        Prepaid expenses and other                                                           (106)                (3,051)
    Increase (decrease) in -
        Accounts payable                                                                  (10,847)                (3,581)
        Accrued expenses                                                                   (6,002)                 8,315
        Accrued interest                                                                   (7,008)                (5,263)
        Payable to Parent Company                                                             (65)                  (137)
        Accrued and current deferred income taxes                                          (3,321)                (1,384)
        Deferred revenues                                                                  (3,489)                (3,906)
                                                                                  ---------------      -----------------
         Total adjustments                                                                (16,381)                   289
                                                                                  ---------------      -----------------
                 Net cash provided by (used in) operating activities                      (20,966)                 8,341
                                                                                  ---------------      -----------------

Cash Flows from Investing Activities:
         Capital expenditures                                                              (6,614)                (3,549)
         Acquisition of business, net of cash acquired                                       (892)                    --
         Loss on insurance settlement                                                          --                     96
         Allocable insurance proceeds for carrying value of Boca facility                      --                  3,785
                                                                                  ---------------      -----------------
                 Net cash provided by (used in) investing activities                       (7,506)                   332
                                                                                  ---------------      -----------------

Cash Flows from Financing Activities:
         Term loan and revolving credit commitment principal repayments                    (4,306)                (1,530)
         Proceeds from revolving credit commitment                                         15,000                     --
         Payment of deferred debt costs                                                        --                 (1,289)
                                                                                  ---------------      -----------------
                 Net cash provided by (used in) financing activities                       10,694                 (2,819)
                                                                                  ---------------      -----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                      (17,778)                 5,854
Cash and Cash Equivalents at Beginning of Period                                           20,999                 18,676
                                                                                  ---------------      -----------------
Cash and Cash Equivalents at End of Period                                             $    3,221             $   24,530
                                                                                  ===============      =================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                                                       $    4,309             $    1,752
    Interest                                                                               22,230                 21,012

    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 24, 2002
                          (000's omitted in all tables)
                                   (unaudited)

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP (accounting principles generally accepted in the United States of America) for interim financial information and with the instructions to Form 10-Q. There has been no material change in the information disclosed in the notes to condensed consolidated financial statements included in the Annual Report on Form 10-K of American Media Operations, Inc. (a wholly-owned subsidiary of American Media, Inc.) and subsidiaries (the "Company") for the fiscal year ended March 25, 2002. The Company made certain reclassifications to the fiscal 2002 condensed consolidated financial statements to conform to the 2003 presentation.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein. Operating results for the fiscal period ended June 24, 2002 are not necessarily indicative of the results that may be expected for future periods.

(2) REVENUE RECOGNITION

Substantially all publication sales, except subscriptions, are made through unrelated distributors. Issues, other than special topic issues, are placed on sale approximately one week prior to the issue date; however, circulation revenues and related expenses are recognized for financial statement purposes on an issue date basis (i.e., off sale date). Special topic and monthly issues revenue and related expenses are recognized at the on sale date. On the date each issue is placed on sale, the Company receives a percentage of the issue's estimated sales proceeds for our publications as an advance from the distributors. All of our publications are sold with full return privileges.

Revenues from copy sales are net of reserves provided for expected sales returns, which are established in accordance with GAAP after considering such factors as sales history and available market information. The Company continually monitors the adequacy of the reserves and makes adjustments when necessary.

Subscriptions received in advance of the issue date are recognized as income over the term of the subscriptions as served. Advertising revenues are recognized in the period in which the related advertising appears in the publications.

     Deferred revenues were comprised of the following:

                                               March 25,            June 24,
                                                 2002                 2002
                                           ----------------     ----------------
               Single Copy                         $ 8,103              $ 4,175
               Subscriptions                        22,666               22,626
               Advertising                             532                  594
                                           ----------------     ----------------
                                                   $31,301              $27,395
                                           ================     ================

Other revenues, primarily from marketing services performed for third parties by Distribution Services, Inc. ("DSI"), a wholly-owned subsidiary, are recognized when the service is performed.

(3) INVENTORIES

Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation. Inventories are comprised of the following:

                                               March 25,            June 24,
                                                 2002                 2002
                                           ----------------     ----------------
Raw materials - paper                              $12,260              $12,658
Finished product - paper, production
  and distribution costs of future issues            5,754                5,450
                                           ----------------     ----------------
                                                   $18,014              $18,108
                                           ================     ================

(4) GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires goodwill and intangibles with indefinite lives to be tested for impairment and written down when impaired, rather than being amortized over useful lives, as previous standards required. This standard became effective for the Company commencing with its 2003 fiscal year. As a result of adopting SFAS No. 142, approximately $14.0 million of goodwill and other intangible assets amortization recognized in fiscal quarter ended June 25, 2001 was not recognized in the fiscal quarter ended June 24, 2002. The Company is still in the process of performing the transitional goodwill impairment test. This will be completed by the end of the second quarter within the six-month period allowed.

Amortization expense of other intangible assets for the three months ended June 24, 2002 was $313,000. Amortization expense for the fiscal year ended March 31, 2003 and the succeeding five fiscal years by year is expected to be as follows:
2003: $1.25 million; 2004: $1.25 million; 2005: $1.25 million; 2006: $1.25 million; 2007: $1.25 million; 2008: $1.25 million.


(5) INCOME TAXES

The Company files a consolidated Federal income tax return with its parent, American Media, Inc. ("Media"), and calculates its income taxes on a separate return basis. Income taxes have been provided based upon the Company's anticipated effective annual income tax rate. In accordance with SFAS No. 109, "Accounting for Income Taxes", deferred taxes are provided for items reported in different periods for income tax and financial statement purposes. The Company's deferred tax liability primarily represents temporary differences resulting from the differences between the financial statement carrying amounts for tradenames and subscription lists and their historical tax bases. For the fiscal quarter ended June 24, 2002, the federal statutory income tax rate of 35% exceeds our effective income tax rate because of the effect of goodwill which is deductible for tax purposes.

(6)  ACCRUED LIABILITIES

Included in accrued liabilities in the accompanying condensed consolidated balance sheet as of June 24, 2002 is a $9 million reserve recorded during the quarter for the estimated clean-up and demolition costs of the quarantined facility in Boca.

(7) CREDIT AGREEMENT

As of June 24, 2002, the Company's effective interest rate on borrowings under the credit agreement was 5.2%. The effective rate for borrowings under the credit agreement averaged 6.4% for the fiscal quarter ended June 24, 2002. The effective rate for borrowings under the credit agreement averaged 8.2% for the fiscal quarter ended June 25, 2001. In November 2000, the Company entered into a $90.0 million interest rate swap agreement which expired in May 2002 under which the Company paid a fixed rate of 6.53%.

Effective March 26, 2002, the Company entered into two interest rate swap agreements, which effectively converted a portion of fixed-rate debt to variable rate debt. The first agreement, which was originally scheduled to expire in May 2004, had a notional amount of $125 million. Under this agreement, the Company was to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 5.265%. The second agreement, which was to expire in May 2005, had a notional amount of $25 million. Under this agreement, the Company was to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 4.885%. On June 29, 2002, the Company received $3,277,000 to terminate these two interest rate swap agreements. This amount received was recognized as a reduction of interest expense for the quarter ended June 24, 2002.

Effective March 26, 2002, the Company entered into an interest rate cap transaction, which capped LIBOR at 5% through May 7, 2002 on $50 million of variable rate debt. This cap expired without any financial impact on the Company.

Additionally, effective June 28, 2002, the Company entered into two new interest rate swap agreements, which effectively converted a portion of fixed-rate debt to variable rate debt. The first agreement, which expires in May 2004, has a notional amount of $125 million. Under this agreement, the Company receives a fixed rate of 10.25% and pays LIBOR in arrears plus a spread of 6.49%. The second agreement, which expires in May 2005, has a notional amount of $25 million. Under this agreement, the Company receives a fixed rate of 10.25% and pays LIBOR in arrears plus a spread of 5.99%.

American Media Operations, Inc. has no material assets or operations other than investments in its subsidiaries. The Company's senior subordinated notes are unconditionally guaranteed, on a senior subordinated basis, by all of its subsidiaries. Each domestic subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the Notes on a senior subordinated basis. Note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. The note guarantors are the Company's subsidiaries. At present, the note guarantors comprise all of the Company's direct and indirect subsidiaries. Note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the Company's credit facility, and are also effectively subordinated to all secured obligations of the note guarantors to the extent of the assets securing such obligations, including the credit facility. Furthermore, the Notes indenture permits note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. The Company has not presented separate financial statements and other disclosures concerning each of the note guarantors as these disclosures are not applicable under SEC rules and regulations. So long as the factors set forth in the paragraph immediately above remain true and correct, under applicable SEC rules and regulations, the Company's note guarantors will not need to individually comply with the reporting requirements of the Securities Exchange Act of 1934 ("Exchange Act"), nor will the Company have to include separate financial statements and other disclosures concerning each of the note guarantors in its Exchange Act reports.


(8) LONG-TERM NOTE RECEIVABLE

On November 27, 2000 the Company sold its 80% owned subsidiary, FMI, to the minority shareholder for a $2.5 million note receivable ("The Note"). The Note initially had a short-term component of $500,000, which amount has been paid in full, and a long-term component of $2,000,000 which is payable to the Company based on defined cash flow of FMI. The Note bears interest at 9%. Due to the uncertainty of FMI's ability to generate defined cash flow for the repayment of The Note, the Company initially reserved $1.6 million of The Note. No gain or loss was initially recognized on this transaction. During the quarter ended June 25, 2001, the Company reversed $500,000 of the original $1.6 million reserve based on management's belief that FMI will generate the cash flow to make future payments on this amount. This amount is included in selling, general and administrative expenses for the quarter ended June 25, 2001.


(9) OTHER EVENTS

The Company's Boca Raton headquarters, which housed substantially all editorial operations (including its photo, clipping and research libraries), executive offices and certain administrative functions, was closed on October 7, 2001 by the Palm Beach County Department of Health when traces of anthrax were found on a computer keyboard following the death of a photo editor of the Sun from inhalation anthrax. The Company has entered into a two-year lease for a 53,000 square foot facility two blocks from its current Boca Raton headquarters. The Company will remain in this leased facility until the Palm Beach County Health Department, OSHA (Occupational Safety and Health Administration) and NIOSH (National Institute for Occupational Safety and Health) deem the Boca Raton facility is safe to return to, or if the Company is unable to return, the Company will extend the lease term on this new facility or seek an alternative location. In February 2002, the Palm Beach County of Health quarantined the building for an additional 18 months.

In May 2002, the Company and its insurance carrier reached a final compromise regarding its insurance claim and the Company received a compromised payment. The insurance proceeds resulted in a net loss on the insurance settlement of $96,000 for the quarter ended June 24, 2002. During the quarter ended June 24, 2002, the Company incurred costs for maintaining the Boca facility such as security and utilities of $76,000 and rent of our temporary Boca Raton headquarters of $188,000, which were included in the loss on insurance settlement. The Company will continue to incur these costs in the future and accordingly, the ultimate amount of gain or loss on the insurance compromise cannot be determined at this time.

(10) LITIGATION

There may be other various suits and claims arising in the ordinary course of business have been instituted against the Company. The Company has various insurance policies available to recover the related legal costs incurred. The Company periodically evaluates and assesses the risks and uncertainties associated with litigation independent from those associated with its potential claim for recovery from third party insurance carriers. At present, in the opinion of management, after consultation with outside legal counsel, the liability resulting from litigation, if any, will not have a material effect on the Company's financial position and results of operations.

(11) CREDIT AGREEMENT AMENDMENT

On May 22, 2002, the Company amended the credit agreement. This amendment restructured the marginal interest rate on the Tranche B and B-1 term loans for a fee of $1,050,000. As a result of this amendment, Tranche B and B-1 loans' interest was reduced from the LIBO rate plus 3 3/4% to the LIBO rate plus 2 3/4%.

(12) SUBORDINATED INDEBTEDNESS

On February 14, 2002, the Company issued $150,000,000 in aggregate principal amount of 10 1/4% Series B Senior Subordinated Notes due 2009 through a private placement, for a total of $400 million outstanding ("The "Notes"). The gross proceeds from the offering were $150,750,000 including the premium on the notes. The Company used the gross proceeds of the offering to (a) make a $75,375,000 distribution to EMP Group

LLC, who owns 100% of the common stock of American Media, Inc., (b) to prepay $68,375,000 of the term loans under the credit facility and (c) pay transaction costs in the estimated amount of $7,000,000. The notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness. The notes rank equally with all our existing and future senior subordinated indebtedness. The notes are guaranteed on a senior subordinated basis of all our current subsidiaries.


(13) EXCHANGE OFFER

On June 7, 2002, the Company closed an exchange offer for all of the outstanding subordinated notes. All the outstanding notes were exchanged for 10 1/4% Series B Senior Subordinated Notes due 2009 (the "Exchange Notes"). The terms of the Exchange Notes are substantially identical to the original subordinated notes, except for certain transfer restrictions and registration rights that related to the subordinated notes issued in February 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Quarter Ended June 24, 2002 vs Fiscal Quarter Ended June 25, 2001

Total operating revenues were $88,823,000 for the current fiscal quarter. Operating revenues decreased by $2,881,000, or 3.1%, from the prior year's comparable fiscal quarter. Circulation revenue decreased $4.9 million, primarily due to decreased single copy sales from our tabloids, which were down 6.3% in terms of units we believe, in part, due to the anthrax incident last October. The overall newsstand circulation for the industry in terms of units is down approximately 8% compared to the prior year. The circulation revenue decline was partially offset by strong advertising revenues, which increased 11.8%, from $8.9 million to $9.9 million, despite a weak industry-wide advertising climate, and an increase in other revenue of $0.9 million or 21.2% due to an increase in DSI's marketing revenue.

Circulation revenues (which include all single copy and subscription sales) were $73,550,000 for the current fiscal quarter. Circulation revenues decreased by $4,867,000, or 6.2%, when compared to the prior year's comparable fiscal quarter. The circulation decline is primarily related to a decrease in unit sales for the tabloids of 6.3% from the prior quarter and an increase in our discount paid to our wholesalers as a result of our new agreements entered into in January 2002. These new wholesale agreements ensure that we will have complete distribution of our entire product line. These declines were partially offset by a twenty cent cover price increase for the National Enquirer and Star and a ten cent cover price increase for the Globe, National Examiner, Weekly World News and Sun.

Advertising revenues were $9,895,000 for the current fiscal quarter. Advertising revenues increased by $1,044,000, or 11.8%, when compared to the prior year's comparable fiscal quarter. This increase is primarily due to additional advertising revenues from our tabloids (primarily National Enquirer and Star magazines). For the six months ended June 2002, the National Enquirer and Star are up 27% in pages, while the industry is down 14%.

Total operating expenses for the current fiscal quarter decreased by $16,163,000 when compared to the prior year's comparable fiscal quarter. This decrease was due to the elimination of the amortization of goodwill and certain other intangibles due to our adoption of SFAS No. 142 during the current fiscal quarter. The prior year's comparable fiscal quarter included $14.0 million of amortization for goodwill and intangibles that will no longer be amortized as a result of adopting SFAS No. 142. This decrease was also due to management's initiative to reduce editorial and distribution operating expenses when compared to the prior year's comparable fiscal quarter.

Interest expense decreased for the current fiscal quarter by $2,469,000 to $13,466,000 compared to the prior year's comparable fiscal quarter. This decrease in interest expense relates to a lower average effective interest rate, offset by a higher amount of debt outstanding for the current fiscal quarter. Additionally, on June 29, 2002, we received $3,277,000 to terminate our interest rate swap agreements. This amount received was recognized as a reduction to interest expense for the current quarter.

The federal statutory income tax rate of 35% exceeds our effective income tax rate because of the effect of goodwill which is deductible for tax purposes.

     LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements have been significantly increased, primarily due to increased interest and principal payment obligations under the credit agreement which, other than certain excess cash flow payment obligations, commenced in fiscal 2002. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the credit agreement and the Notes, to make capital expenditures and to cover working capital requirements. As of August 8, 2002, there were no amounts outstanding on our $60 million revolving credit facility. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the Notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, or equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Our ability to make scheduled payments of principal and interest under the credit agreement and the Notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At June 24, 2002, we had cash and cash equivalents of $24.5 million and a working capital deficit of $15.7 million. We do not consider our working capital deficiency to be a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficiency resulted principally from:

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

Historically, our primary sources of liquidity have been cash generated from operations and amounts available under our credit agreements, which have been used to fund shortfalls in available cash. Cash on hand on March 25, 2002 of $18.7 million was used to fund working capital requirements as well as to fund capital expenditures.

We made capital expenditures in the fiscal quarters ended June 24, 2002 and June 25, 2001 totaling $3.5 million and $6.6 million, respectively.

At June 24, 2002, our outstanding indebtedness totaled $747.6 million, of which $346.2 million represented borrowings under the credit agreement and $0.7 million represents unamortized bond premium. At August 8, 2002, our outstanding indebtedness totaled $734.1 million, of which $332.7 million represented borrowings under the credit agreement. As of June 24, 2002, the Company's effective interest rate on borrowings under the credit agreement was 5.2%. The effective rate for borrowings under the credit agreement averaged 6.4% for the fiscal quarter ended June 24, 2002. The effective rate for borrowings under the credit agreement averaged 8.2% for the fiscal quarter ended June 25, 2001.

We have no material assets or operations other than the investments in our subsidiaries. The Notes are unconditionally guaranteed, on a senior subordinated basis, by all of our subsidiaries. Each subsidiary that will be organized in the future by us, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the Notes on a senior subordinated basis. Note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. The note guarantors are our subsidiaries. At present, the note guarantors comprise all of our direct and indirect subsidiaries. Note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the credit facility, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the credit facility. Furthermore, the Notes indenture permits note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations.

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


Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA")

The following table and discussion summarizes EBITDA for the three months ended June 24, 2002 and June 25, 2001.

                    Fiscal Quarter         Fiscal Quarter
                         Ended                  Ended
                     June 25, 2001          June 24, 2002
                  ------------------     ------------------

                      $31,854,000            $31,891,000


The Company defines EBITDA as net income (loss) before extraordinary charges, interest expense, income taxes, depreciation and amortization, other income (expense) and loss on insurance settlement. EBITDA is presented and discussed because the Company considers EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income (loss), as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

New Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144")". SFAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS No. 144 are to address issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 was effective for us commencing with our 2003 fiscal year. Upon adoption, this accounting pronouncement did not have a significant impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections. One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a

Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company is currently evaluating the impact of this Statement.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have not yet completed our evaluation of the impact of adopting this Statement.


Forward-Looking Statements

Some of the information presented in this Form 10-Q constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

    .    our high degree of leverage and significant debt       .   the effects of terrorism, including bio-
         service obligations,                                       terrorism, on our business,

    .    our ability to increase circulation and                .   increasing competition by domestic and
         advertising revenues,                                      foreign media companies,

    .    the effect that our wholesaler agreements will         .   changes in the costs of paper used by us,
         have on circulation,

    .    market conditions for our publications                 .   any future changes in management and

    .    our ability to develop new publications and            .   general risks associated with the publishing
         services,                                                  industry.

    .    outcomes of pending and future litigation,


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks that are inherent in our financial statements. We are subject to interest risk on our credit facilities and any future financing requirements. Our fixed rate debt consists primarily of Senior Subordinated Notes. In November 2000, we entered into a $90 million interest rate swap agreement which expired in May 2002, under which we paid a fixed rate of 6.53%. This interest rate swap agreement effectively converted a portion of our variable-rate debt to fixed-rate debt.

     Effective March 26, 2002, we entered into two interest rate swap agreements, which effectively converted a portion of our fixed-rate debt to variable rate debt. The first agreement, which was originally scheduled to expire in May 2004, had a notional amount of $125 million. Under this agreement, we were to receive a fixed rate of 10.25% and were to pay LIBOR in arrears plus a spread of 5.265%. The second agreement, which was originally scheduled to expire in May 2005, had a notional amount of $25 million. Under this agreement, we were to receive a fixed rate of 10.25% and we were to pay LIBOR in arrears plus a spread of 4.885%. On June 29, 2002, the Company received $3,277,000 to terminate these two interest rate swap agreements. This amount received was recognized as a reduction of interest expense for the quarter ended June 24, 2002.

     Additionally, effective June 28, 2002, we entered into two new interest rate swap agreements, which effectively converted a portion of fixed-rate debt to variable rate debt. The first agreement, which expires in May 2004, has a notional amount of $125 million. Under this agreement, we receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 6.49%. The second agreement, which expires in May 2005, has a notional amount of $25 million. Under this agreement, we receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 5.99%.

The following table presents the future principal payment obligations and weighted average interest rates associated with our existing credit instruments assuming our actual level of indebtedness (in 000's):

                                                               Fiscal Year Ended
                                  ---------------------------------------------------------------------------
                                    2003         2004         2005         2006      Thereafter    Fair Value
                                    ----         ----         ----         -----     ----------    ----------
Liabilities:

$400,000 Fixed Rate (10.25%)            -            -            -            -      $400,000      $424,000

$740 Fixed Rate (11.63%)                -            -          740            -             -           740

Term Loan and Revolving Loan
Variable Rate (6.4% for the
   quarter ended June 24, 2002)   $17,379      $ 5,114      $ 5,607      $ 6,099      $311,990      $346,189

Interest Rate Swap Agreement
 Liability (Receivable)           $(3,277)           -            -            -             -      $ (3,277)

Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt net of the effect of our interest rate swap would result in a change of $1,240,000 in our interest expense for the three months ended June 24, 2002.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See footnote 10 of Part I, Item I.

Item 5. Other Information

On June 12, 2002, Lucie Salhany was appointed to the Board of Directors of American Media, Inc.

Item 6. Exhibits and Reports on Form 8-K

    a. Exhibits

Exhibit 99.1 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    b. Reports on Form 8-K during the quarter ended June 24, 2002

On July 12, 2002, a report on Form 8-K and subsequently amended on July 26, 2002, was filed, reporting under "Item 4. Changes in Registrant's Certifying Accountant" that the Registrant dismissed Arthur Andersen LLP as the Company's auditor and named Deloitte & Touche LLP as the Company's independent public auditor for the fiscal year ending March 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereto duly authorized.

                                                AMERICAN MEDIA OPERATIONS, INC.
                                                Registrant

Date: August 8, 2002                            By /s/ JOHN A. MILEY
                                                --------------------
                                                John A. Miley
                                                Executive Vice President
                                                Chief Financial Officer

                                 Exhibit Index

Exhibit
Number     Description
------     -----------

 99.1 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99.2 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002