Form 10-Q
period 2002-09-23
AMERICAN MEDIA OPERATIONS INC
filed 2002-11-07
CIK 853927

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

    (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended September 23, 2002

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

As of November 7, 2002 there were 7,507 shares of common stock outstanding.


================================================================================

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                               SEPTEMBER 23, 2002

                                                                            Page(s)
                                                                           ---------
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements-
Condensed Consolidated Balance Sheets ....................................     3
Condensed Consolidated Statements of Income (Loss) .......................    4-5
Condensed Consolidated Statements of Comprehensive Income (Loss) .........    6-7
Condensed Consolidated Statements of Cash Flows ..........................     8
Notes to Condensed Consolidated Financial Statements .....................    9-14

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations ....................................   15-19

Item 3. Quantitative and Qualitative Disclosures about

   Market Risk ...........................................................   19-20

Item 4. Controls and Procedures ..........................................     21

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................     22
Item 6. Exhibits and Reports on Form 8-K .................................     22

Signature ................................................................     23

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in 000's, except share information)

                                                                         March 25, 2002 Sept. 23, 2002
                                                                         -------------- --------------
                                         ASSETS                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                $    18,676    $    35,006
  Receivables, net                                                              28,453         25,744
  Inventories                                                                   18,014         16,675
  Prepaid expenses and other                                                     5,444          8,667
                                                                           -----------    -----------
      Total current assets                                                      70,587         86,092
                                                                           -----------    -----------

PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                                             6,611          2,589
  Machinery, fixtures and equipment                                             23,923         27,356
  Display racks                                                                 44,931         44,546
                                                                           -----------    -----------
                                                                                75,465         74,491
 Less - accumulated depreciation                                               (31,667)       (35,639)
                                                                           -----------    -----------
                                                                                43,798         38,852
                                                                           -----------    -----------
LONG TERM NOTE RECEIVABLE, net                                                     759          1,224
                                                                           -----------    -----------

DEFERRED DEBT COSTS, net                                                        22,827         21,871
                                                                           -----------    -----------

GOODWILL, net of accumulated amortization of $74,757                           455,731        455,731
                                                                           -----------    -----------

OTHER INTANGIBLES, net of accumulated amortization of $87,022
   and $89,638, respectively                                                   489,790        487,174
                                                                           -----------    -----------
                                                                           $ 1,083,492    $ 1,090,944
                                                                           ===========    ===========
                           LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of term loan                                             $     9,914    $     4,868
  10.38% Senior Subordinated Notes Due 2002                                        134              -
  Accounts payable                                                              19,358         14,701
  Accrued expenses                                                              33,821         50,524
  Deferred revenues                                                             31,301         27,063
                                                                           -----------    -----------
      Total current liabilities                                                 94,528         97,156
                                                                           -----------    -----------

PAYABLE TO PARENT COMPANY                                                        2,227          2,197
                                                                           -----------    -----------
TERM LOAN AND REVOVLING CREDIT COMMITMENT,  net of current portion             337,671        326,314
                                                                           -----------    -----------
SUBORDINATED INDEBTEDNESS:
       10.25% Senior Subordinated Notes Due 2009                               400,000        400,000
       Bond Premium on 10.25% Senior Subordinated Notes Due 2009                   750            687
       11.63% Senior Subordinated Notes Due 2004                                   740            740
                                                                           -----------    -----------
                                                                               401,490        401,427
                                                                           -----------    -----------
DEFERRED INCOME TAXES                                                          158,208        158,039
                                                                           -----------    -----------
STOCKHOLDER'S EQUITY:
       Common stock, $.20 par value; 7,507 shares issued and outstanding             2              2
       Additional paid-in capital                                              223,389        223,435
       Other comprehensive loss                                                   (359)             -
       Accumulated deficit                                                    (133,664)      (117,626)
                                                                           -----------    -----------
 TOTAL STOCKHOLDER'S EQUITY                                                     89,368        105,811
                                                                           -----------    -----------
                                                                           $ 1,083,492    $ 1,090,944
                                                                           ===========    ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (IN 000's)

                                                                Two Fiscal            Two Fiscal
                                                              Quarters Ended        Quarters Ended
                                                              Sept. 24, 2001        Sept. 23, 2002
                                                            -----------------     -----------------
OPERATING REVENUES:
   Circulation                                                      $159,010              $150,180
   Advertising                                                        18,238                19,410
   Other                                                               9,092                11,325
                                                            -----------------     -----------------
                                                                     186,340               180,915
                                                            -----------------     -----------------
OPERATING EXPENSES:
   Editorial                                                          19,952                18,447
   Production                                                         52,989                49,452
   Distribution, circulation and other cost of sales                  25,838                24,470
   Selling, general and administrative expenses                       21,704                22,912
   Loss on insurance settlement                                            -                   117
   Depreciation and amortization                                      38,937                15,146
                                                            -----------------     -----------------
                                                                     159,420               130,544
                                                            -----------------     -----------------

OPERATING INCOME                                                      26,920                50,371

INTEREST EXPENSE, net                                                (32,970)              (24,846)
OTHER INCOME, net                                                         81                   103
                                                            -----------------     -----------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                       (5,969)               25,628

PROVISION FOR INCOME TAXES                                            (3,136)               (9,590)
                                                            -----------------     -----------------

NET INCOME (LOSS)                                                   $ (9,105)             $ 16,038
                                                            =================     =================

  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (IN 000's)

                                                             Fiscal Quarter       Fiscal Quarter
                                                                Ended                Ended
                                                             Sept. 24, 2001       Sept. 23, 2002
                                                           -----------------    -----------------
OPERATING REVENUES:
   Circulation                                                     $ 80,593           $ 76,630
   Advertising                                                        9,387              9,515
   Other                                                              4,656              5,947
                                                           -----------------    ---------------
                                                                     94,636             92,092
                                                           -----------------    ---------------
OPERATING EXPENSES:
   Editorial                                                          9,700              9,880
   Production                                                        27,384             24,134
   Distribution, circulation and other cost of sales                 12,343             12,661
   Selling, general and administrative expenses                      11,206             11,674
   Loss on insurance settlement                                           -                 21
   Depreciation and amortization                                     19,626              8,315
                                                           -----------------    ---------------
                                                                     80,259             66,685
                                                           -----------------    ---------------

OPERATING INCOME                                                     14,377             25,407

INTEREST EXPENSE, net                                               (17,035)           (11,380)
OTHER INCOME, net                                                        54                 53
                                                           -----------------    ---------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                      (2,604)            14,080

PROVISION FOR INCOME TAXES                                           (1,916)            (6,094)
                                                           -----------------    ---------------

NET INCOME (LOSS)                                                  $ (4,520)          $  7,986
                                                           =================    ===============

  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)
                                   (IN 000's)

                                                            Two                Two
                                                          Fiscal              Fiscal
                                                         Quarters            Quarters
                                                           Ended              Ended
                                                         Sept. 24,          Sept. 23,
                                                           2001               2002
                                                       ------------       -------------
   Net income (loss)                                      $ (9,105)            $ 16,038

   Other comprehensive income (loss)

                  Interest rate swap adjustment             (1,991)                 359
                                                       ------------       -------------

   Other comprehensive income (loss)                        (1,991)                 359
                                                       ------------       -------------

   Comprehensive income (loss)                            $(11,096)            $ 16,397
                                                       ============       =============

  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)
                                   (IN 000's)

                                                         Fiscal        Fiscal
                                                         Quarter       Quarter
                                                          Ended         Ended
                                                        Sept. 24,     Sept. 23,
                                                          2001          2002
                                                       -----------   -----------
Net income (loss)                                        $(4,520)      $ 7,986

Other comprehensive income (loss)

         Interest rate swap adjustment                       316            --
                                                         -------       -------
Other comprehensive income                                   316            --
                                                         -------       -------

Comprehensive income (loss)                              $(4,204)      $ 7,986
                                                         =======       =======

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

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000's)

                                                                                    Two Fiscal       Two Fiscal
                                                                                     Quarters         Quarters
                                                                                       Ended            Ended
                                                                                   Sept. 24, 2001   Sept. 23, 2002
                                                                                  ---------------- ----------------
Cash Flows from Operating Activities:
  Net income (loss)                                                                   $ (9,105)        $ 16,038
                                                                                      --------         --------
Adjustments to reconcile net income (loss) to net cash
provided by operating activities -
    Reduction of allowance for doubtful accounts                                          (500)             (60)
    (Gain) loss  on disposition of assets                                                  (38)              32
    Bond premium amortization                                                                -              (63)
    Depreciation of property and equipment and amortization of intangible assets        38,937           15,146
    Deferred debt cost amortization                                                      1,494            2,249
    Non-cash compensation charge                                                            45               46
    Decrease (increase) in -
        Receivables                                                                      3,692            2,269
        Inventories                                                                     (5,163)           1,339
        Prepaid expenses and other                                                        (127)          (3,223)
    Increase (decrease) in -
        Accounts payable                                                                (8,579)          (4,657)
        Accrued expenses                                                                (3,077)           8,341
        Accrued interest                                                                  (653)           5,195
        Payable to Parent Company                                                         (370)             (30)
        Accrued and current deferred income taxes                                       (4,270)           3,357
        Deferred revenues                                                               (4,852)          (4,238)
                                                                                      --------         --------
          Total adjustments                                                             16,539           25,703
                                                                                      --------         --------
                 Net cash provided by operating activities                               7,434           41,741
                                                                                      --------         --------

Cash Flows from Investing Activities:
         Capital expenditures                                                          (13,120)         (11,401)
         Acquisition of business, net of cash acquired                                  (1,164)               -
         Allocable insurance proceeds for carrying value of Boca facility                    -            3,785
         Payments received on long term note receivable                                      -               35
                                                                                      --------         --------
                 Net cash used in investing activities                                 (14,284)          (7,581)
                                                                                      --------         --------

Cash Flows from Financing Activities:
        Term loan and revolving credit commitment principal repayments                 (22,550)         (16,537)
        Proceeds from revolving credit commitment                                       15,000                -
        Payment of deferred debt costs                                                       -           (1,293)
                                                                                      --------         --------
                 Net cash used in  financing activities                                 (7,550)         (17,830)
                                                                                      --------         --------

Net Increase (Decrease) in Cash and Cash Equivalents                                   (14,400)          16,330
Cash and Cash  Equivalents at Beginning of Period                                       20,999           18,676
                                                                                      --------         --------
Cash and Cash  Equivalents at End of Period                                           $  6,599         $ 35,006
                                                                                      ========         ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                                                      $  8,909         $  6,352
    Interest (net of proceeds from swap transactions of $3,715 in fiscal year 2003)     31,947           21,567

  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 23, 2002
                          (000's omitted in all tables)
                                   (unaudited)

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP (accounting principles generally accepted in the United States of America) for interim financial information and with the instructions to Form 10-Q. There has been no material change in the information disclosed in the notes to condensed consolidated financial statements included in the Annual Report on Form 10-K of American Media Operations, Inc. (a wholly-owned subsidiary of American Media, Inc.) and subsidiaries (the "Company") for the fiscal year ended March 25, 2002. The Company made certain reclassifications to the fiscal 2002 condensed consolidated financial statements to conform to the fiscal 2003 presentation.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein. Operating results for the fiscal period ended September 23, 2002 are not necessarily indicative of the results that may be expected for future periods.

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

        Deferred revenues were comprised of the following:

                                                          March 25,   Sept. 23,
                                                             2002        2002
                                                         ----------- -----------
                Single Copy                                $ 8,103     $ 4,964
                Subscriptions                               22,666      21,681
                Advertising                                    532         418
                                                           -------     -------
                                                           $31,301     $27,063
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

(3) INVENTORIES

Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation. Inventories are comprised of the following:

                                                   March 25,        Sept. 23,
                                                     2002             2002
                                                 -------------     ------------
     Raw materials - paper                       $  12,260          $11,229
     Finished product - paper, production
       and distribution costs of future issues       5,754            5,446
                                                 -------------     ------------
                                                 $  18,014          $16,675
                                                 =============     ============

(4) GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets, net, consist of the following:

                                                    March 25,        Sept. 23,
                                                      2002             2002
                                                 --------------    -------------
     Goodwill                                    $   530,488        $   530,488
     Tradenames - indefinite-lived                   507,141            507,141
     Other intangibles                                69,671             69,671
                                                 --------------    -------------
                                                   1,107,300          1,107,300
     Less:  accumulated amortization                (161,779)          (164,395)
                                                 --------------    -------------
                                                 $   945,521        $   942,905
                                                 ==============    =============

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, eliminating the pooling of interests method. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company's principal identifiable intangible assets are tradenames, customer lists and a covenant not to compete.

Effective March 26, 2002, the Company also adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Goodwill and intangible assets with indefinite lives existing at June 30, 2001 were amortized primarily over forty years on a straight-line basis until March 25, 2002. Effective March 26, 2002, such amortization ceased. Other intangibles continue to be amortized primarily over nine to fifteen years.

Pro forma net income for the three and six months ended September 24, 2001 adjusted to eliminate historical amortization of goodwill and intangibles with indefinite lives, are as follows:

                                                             Three             Six
                                                             Months           Months
                                                             Ended             Ended
                                                            Sept. 24,        Sept. 24,
                                                              2001             2001
                                                          -------------  ----------------
     Reported net loss                                     $  (4,520)       $  (9,105)
     Add: goodwill and intangibles with indefinite
          lives amortization, net of tax                      12,970           25,940
                                                         --------------  ----------------
     Pro forma net income                                  $   8,450        $  16,835
                                                         ==============  ================

As required by SFAS 142, the Company has completed impairment tests as of March 26, 2002 for goodwill and intangibles with indefinite lives. The test for goodwill includes determining the fair value of the reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. No impairment charges resulted from the required impairment tests. Goodwill and intangibles with indefinite lives will be tested for impairment annually or more frequently when events or circumstances indicate that an impairment may have occurred.

Amortization expense of other intangible assets for the six months ended September 23, 2002 was $2.6 million. Amortization expense for the fiscal year ended March 31, 2003 and the succeeding five fiscal years by year is expected to be as follows: 2003: $5.2 million; 2004: $5.2 million; 2005: $5.2 million; 2006:
$5.2 million; 2007: $5.2 million; 2008: $5.2 million.

(5) INCOME TAXES

The Company files a consolidated Federal income tax return with its parent, American Media, Inc. ("Media"), and calculates its income taxes on a separate return basis. Income taxes have been provided based upon the Company's anticipated effective annual income tax rate. In accordance with SFAS No. 109, "Accounting for Income Taxes", deferred taxes are provided for items reported in different periods for income tax and financial statement purposes. The Company's deferred tax liability primarily represents temporary differences resulting from the differences between the financial statement carrying amounts for tradenames and subscription lists and their historical tax bases. Our effective income tax rate for the prior year periods exceeds the federal statutory income tax rate of 35% because of the effect of goodwill amortization which is not deductible for income tax reporting purposes.

(6) ACCRUED LIABILITIES

Included in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 23, 2002 is a $9 million reserve recorded during the first quarter ended June 25, 2002 for the estimated clean-up and demolition costs of the quarantined facility in Boca (see Note 9). No amounts were charged against this reserve during the quarter ended September 23, 2002.

(7) CREDIT AGREEMENT

As of September 23, 2002, the Company's effective interest rate on borrowings under the credit agreement was 4.8%. The effective rate for borrowings under the credit agreement averaged 5.6% for the two fiscal quarters ended September 23, 2002. The effective rate for borrowings under the credit agreement averaged 8.0% for the two fiscal quarters ended September 24, 2001. In November 2000, the Company entered into a $90.0 million interest rate swap agreement which expired in May 2002 under which the Company paid a fixed rate of 6.53%.

Effective March 26, 2002, the Company entered into two interest rate swap agreements, which effectively converted a portion of fixed-rate debt to variable rate debt. The first agreement, which was originally scheduled to expire in May 2004, had a notional amount of $125 million. Under this agreement, the Company was to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 5.265%. The second agreement, which was to expire in May 2005, had a notional amount of $25 million. Under this agreement, the Company was to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 4.885%. On May 1, 2002, the Company received $438,000 under these agreements. On June 29, 2002, the Company received $3,277,000 to terminate these two interest rate swap agreements. This amount received was recognized as a reduction of interest expense for the quarter ended June 24, 2002.

Effective March 26, 2002, the Company entered into an interest rate cap transaction, which capped LIBOR at 5% through May 7, 2002 on $50 million of variable rate debt. This cap expired without any financial impact on the Company.

Additionally, effective June 28, 2002, the Company entered into two new interest rate swap agreements, which effectively converted a portion of fixed-rate debt to variable rate debt. The first agreement, which was originally scheduled to expire in May 2004, had a notional amount of $125 million. Under this agreement, the Company was to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 6.49%. The second agreement, which was originally scheduled to expire in May 2005, had a notional amount of $25 million. Under this agreement, the Company was to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 5.99%. On October 8, 2002 the Company received $3,978,000 to terminate these two interest rate swap agreements, $3,905,000 of which was recognized as a reduction of interest expense for the quarter ended September 23, 2002. We currently have no interest rate swap agreements outstanding.

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

(8) LONG-TERM NOTE RECEIVABLE

On November 27, 2000 the Company sold its 80% owned subsidiary, FMI, to the minority shareholder for a $2.5 million note receivable ("The Note"). The Note initially had a short-term component of $500,000, which amount has been paid in full, and a long-term component of $2,000,000 which is payable to the Company based on defined cash flow of FMI. The Note bears interest at 9%. Due to the uncertainty of FMI's ability to generate defined cash flow for the repayment of The Note, the Company initially reserved $1.6 million of The Note. No gain or loss was initially recognized on this transaction. During each of the quarters ended June 25, 2001 and September 23, 2002, the Company reversed $500,000 of the original $1.6 million reserve based on management's belief that FMI will generate the cash flow to make future payments on this amount. These amounts are included in selling, general and administrative expenses for the quarters ended June 25, 2001 and September 23, 2002.

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

In May 2002, the Company and its insurance carrier reached a final compromise regarding its insurance claim and the Company received a compromised payment. The insurance proceeds resulted in a net loss on the insurance settlement of $117,000 for the two quarters ended September 23, 2002. During the two quarters ended September 23, 2002, the Company incurred costs for maintaining the Boca facility such as security and utilities, which were included in the loss on insurance settlement. The Company will continue to incur these costs in the future and accordingly, the ultimate amount of gain or loss on the insurance compromise cannot be determined at this time.

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

(12)  SUBORDINATED INDEBTEDNESS

On February 14, 2002, the Company issued $150,000,000 in aggregate principal amount of 10 1/4% Series B Senior Subordinated Notes due 2009 through a private placement, for a total of $400 million outstanding (the "Subordinated Notes"). The gross proceeds from the offering were $150,750,000 including the premium on the Subordinated Notes. The Company used the gross proceeds of the offering to
(a) make a $75,375,000 distribution to EMP Group LLC, who owns 100% of the common stock of American Media, Inc., (b) to prepay $68,375,000 of the term loans under the credit facility and (c) pay transaction costs in the estimated amount of $7,000,000. The Subordinated Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness of the Company. The Subordinated Notes rank equally with all existing and future senior subordinated indebtedness. The Subordinated Notes are guaranteed on a senior subordinated basis of all current subsidiaries of the Company.

(13)  EXCHANGE OFFER

On June 7, 2002, the Company closed an exchange offer for all of the Subordinated Notes. All the Subordinated Notes were exchanged for 10 1/4 % Series B Senior Subordinated Notes due 2009 (the "Exchange Notes"). The terms of the Exchange Notes are substantially identical to the Subordinated Notes, except for certain transfer restrictions and registration rights that related to the Subordinated Notes issued in February 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Quarter Ended September 23, 2002 vs Fiscal Quarter Ended September 24,
2001

Total operating revenues were $92,092,000 for the current fiscal quarter. Operating revenues decreased by $2,544,000, or 2.7%, from the prior year's comparable fiscal quarter. Circulation revenue decreased $4.0 million, primarily due to decreased single copy sales from our tabloids, which were down 4% in terms of units we believe, in part, due to the anthrax incident last October. The circulation revenue declines were partially offset by an increase in other revenue of $1.3 million or 27.7% due to an increase in DSI's marketing revenue.

Circulation revenues (which include all single copy and subscription sales) were $76,630,000 for the current fiscal quarter. Circulation revenues decreased by $3,963,000, or 4.9%, when compared to the prior year's comparable fiscal quarter. The circulation decline is primarily related to a decrease in unit sales for the tabloids of 4% from the prior year quarter and an increase in our discount paid to our wholesalers as a result of our new agreements entered into in January 2002. These new wholesale agreements ensure that we will have complete distribution of our entire product line. These declines were partially offset by a twenty-cent cover price increase for the National Enquirer and Star and a ten-cent cover price increase for the Globe, National Examiner, Weekly World News and Sun.

Advertising revenues were $9,515,000 for the current fiscal quarter. Advertising revenues increased by $128,000, or 1.4%, when compared to the prior year's comparable fiscal quarter.

Total operating expenses for the current fiscal quarter decreased by $13,574,000 when compared to the prior year's comparable fiscal quarter. This decrease was due to the elimination of the amortization of goodwill and certain other intangibles due to our adoption of SFAS No. 142 during the current fiscal year. The prior year's comparable fiscal quarter included $13.0 million of amortization for goodwill and intangibles that will no longer be amortized as a result of adopting SFAS No. 142. This decrease was also due to reduced production costs when compared to the prior year's comparable fiscal quarter.

Interest expense decreased for the current fiscal quarter by $5,655,000 to $11,380,000 compared to the prior year's comparable fiscal quarter. This decrease in interest expense relates to a lower average effective interest rate, offset by a higher amount of debt outstanding for the current fiscal quarter. Additionally, on October 8, 2002, we received $3,978,000 to terminate our interest rate swap agreements, $3,905,000 of which was recognized as a reduction to interest expense for the current quarter.

Two Fiscal Quarters Ended September 23, 2002 vs Two Fiscal Quarters Ended September 24, 2001

Total operating revenues were $180,915,000 for the two current fiscal quarters. Operating revenues decreased by $5,425,000, or 2.9%, from the prior year's comparable two fiscal quarters. Circulation revenue decreased $8.8 million, primarily due to decreased single copy sales from our tabloids, which were down 5.1% in terms of units we believe, in part, due to the anthrax incident last October. The overall newsstand circulation for the industry in terms of units is down approximately 7.0% compared to the prior year. The circulation revenue declines were partially offset by strong advertising revenues, which increased 6.4% from $18.2 million to $19.4 million, despite a weak industry-wide advertising climate, and an increase in other revenue of $2.2 million or 24.6% due to an increase in DSI's marketing revenue.

Circulation revenues (which include all single copy and subscription sales) were $150,180,000 for the two current fiscal quarters. Circulation revenues decreased by $8,830,000, or 5.6%, when compared to the two prior year's comparable fiscal quarters. The circulation decline is primarily related to a decrease in unit sales for the tabloids of 5.4% from the two prior year's comparable quarters and an increase in our discount paid to our wholesalers as a result of our new agreements entered into in January 2002. These new wholesale agreements ensure that we will have complete distribution of our entire product line. These declines were partially offset by a twenty-cent cover price increase for the National Enquirer and Star and a ten-cent cover price increase for the Globe, National Examiner, Weekly World News and Sun.

Advertising revenues were $19,410,000 for the two current fiscal quarters. Advertising revenues increased by $1,172,000, or 6.4%, when compared to the two prior year's comparable fiscal quarters. For the nine months ended September 2002, the National Enquirer and Star are up 20.8% in pages, while the industry is down 10.7%.

Total operating expenses for the two current fiscal quarters decreased by $28,876,000 when compared to the two prior year's comparable fiscal quarters. This decrease was due to the elimination of the amortization of goodwill and certain other intangibles due to our adoption of SFAS No. 142 during the current fiscal year. The prior year's comparable fiscal quarters included $26.0 million of amortization for goodwill and intangibles that will no longer be amortized as a result of adopting SFAS No. 142. This decrease was also due to management's initiatives to reduce editorial, production and distribution costs when compared to the prior year's comparable fiscal quarters.

Interest expense decreased for the two current fiscal quarters by $8,124,000 to $24,846,000 compared to the prior year's comparable fiscal quarters. This decrease in interest expense relates to a lower average effective interest rate, offset by a higher amount of debt outstanding for the two current fiscal quarters. Additionally, on June 29, 2002 and October 8, 2002, we received $3,277,000 and $3,978,000, respectively, to terminate our interest rate swap agreements. The $3,277,000 and $3,905,000 of the $3,978,000 were recognized as a reduction to interest expense for the two current fiscal quarters.

         LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements have significantly increased, primarily due to increased interest and principal payment obligations under the credit agreement which, other than certain excess cash flow payment obligations, commenced in fiscal 2002. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the credit agreement and the Notes, to make capital expenditures and to cover working capital requirements. As of November 7, 2002, there were no amounts outstanding on our $60 million revolving credit facility. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the Notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, or equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Our ability to make scheduled payments of principal and interest under the credit agreement and the Notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At September 23, 2002, we had cash and cash equivalents of $35.0 million and a working capital deficiency of $11.1 million. We do not consider our working capital deficiency to be a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficiency resulted principally from:

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

Historically, our primary sources of liquidity have been cash generated from operations and amounts available under our credit agreements, which have been used to fund shortfalls in available cash. Cash on hand on March 25, 2002 of $18.7 million and cash generated during the six months ended September 23, 2002 was used to fund working capital requirements, fund capital expenditures and make term loan principal payments.

We made capital expenditures in the two fiscal quarters ended September 23, 2002 and September 24, 2001 totaling $11.4 million and $13.1 million, respectively.

At September 23, 2002, our outstanding indebtedness totaled $732.6 million, of which $331.2 million represented borrowings under the credit agreement and $0.7 million represents unamortized bond premium. At November 7, 2002, our outstanding indebtedness totaled $731.3 million, of which $329.9 million represented borrowings under the credit agreement. As of September 23, 2002, the Company's effective interest rate on borrowings under the credit agreement was 4.8%. The effective rate for borrowings under the credit agreement averaged 5.6% for the two fiscal quarters ended September 23, 2002. The effective rate for borrowings under the credit agreement averaged 8.0% for the two fiscal quarters ended September 24, 2001.

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

Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA")

The following table and discussion summarizes EBITDA for the three and six months ended September 23, 2002 and September 24, 2001.

                   Fiscal Quarter                 Fiscal Quarter                  Two Fiscal                    Two Fiscal
                        Ended                          Ended                    Quarters Ended                Quarters Ended
                 September 24, 2001             September 23, 2002            September 24, 2001            September 23, 2002
             ----------------------------    --------------------------    -------------------------     --------------------------
                     $34,003,000                    $34,124,000                  $65,857,000                    $66,015,000

The Company defines EBITDA as net income (loss) before extraordinary charges, interest expense, income taxes, depreciation and amortization, other income (expense), loss on insurance settlement and temporary rent expense of $381,000. EBITDA is presented and discussed because the Company considers EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income (loss), as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

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

Forward-Looking Statements

Some of the information presented in this Form 10-Q constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

     .   our high degree of leverage and significant debt service obligations,

     .   our ability to increase circulation and advertising revenues,

     .   the effect that our wholesaler agreements will have oncirculation,

     .   market conditions for our publications

     .   our ability to develop new publications and services,

     .   outcomes of pending and future litigation,

     .   the effects of terrorism, including bio-terrorism, on our business,

     .   increasing competition by domestic and foreign media companies,

     .   changes in the costs of paper used by us,

     .   any future changes in management and

     .   general risks associated with the publishing industry.

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

        Additionally, effective June 28, 2002, we entered into two new interest rate swap agreements, which effectively converted a portion of fixed-rate debt to variable rate debt. The first agreement, which was originally scheduled to expire in May 2004, had a notional amount of $125 million. Under this agreement, we were to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 6.49%. The second agreement, which was originally scheduled to expire in May 2005, had a notional amount of $25 million. Under this agreement, we were to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 5.99%. On October 8, 2002, the Company received $3,978,000 to terminate these two interest rate swap agreements, $3,905,000 of which was received was recognized as a reduction of interest expense for the quarter ended September 23, 2002. We currently have no interest rate swap agreements outstanding.

The following table presents the future principal payment obligations and weighted average interest rates associated with our existing credit instruments assuming our actual level of indebtedness (in 000's):

                                                             Fiscal Year Ended
                                  --------------------------------------------------------------------------
                                     2003         2004        2005       2006       Thereafter  Fair Value
                                     ----         ----        ----       -----      ----------  ----------
Liabilities:

$400,000 Fixed Rate (10.25%)               -            -           -           -   $ 400,000   $ 418,000

$740 Fixed Rate (11.63%)                   -            -         740           -           -         740

Term Loan and Revolving Loan
Variable Rate (5.6% for the two
  quarters ended Sept. 23, 2002)   $   2,372    $   5,114   $   5,607   $   6,099   $ 311,990   $ 331,182

Interest Rate Swap Agreement
 Liability (Receivable)            $  (3,978)           -           -           -           -   $  (3,978)

Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt net of the effect of our interest rate swap would result in a change of $1,203,000 in our interest expense for the three months ended September 23, 2002.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective, timely providing them with material information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See footnote 10 of Part I, Item I.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

Exhibit 99.1 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b. Reports on Form 8-K during the quarter ended June 24, 2002

None

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

                                              AMERICAN MEDIA OPERATIONS, INC.
                                              -------------------------------
                                              Registrant

Date: November 7, 2002                        By /s/ JOHN A. MILEY
                                              --------------------
                                              John A. Miley
                                              Executive Vice President
                                              Chief Financial Officer

                                 Exhibit Index

Exhibit No.                   Exhibit Description

Exhibit 99.1 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002