Form 10-Q
period 2002-12-23
AMERICAN MEDIA OPERATIONS INC
filed 2003-02-06
CIK 853927

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549



                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended December 23, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       Commission file number(s) - 1-11112


                         AMERICAN MEDIA OPERATIONS, INC.
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


              Delaware                                   59-2094424
---------------------------------                     -------------------
  (State or other jurisdiction                          (IRS Employee
of incorporation or organization)                     Identification No.)


5401 N.W. Broken Sound Blvd., Boca Raton, Florida                       33487
-------------------------------------------------                    ----------
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


As of February 6, 2003, there were 7,507 shares of common stock outstanding.



================================================================================

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                DECEMBER 23, 2002





                                                                                               PAGE(S)
                                                                                               -------
                            PART I. FINANCIAL INFORMATION

Item 1. Financial Statements-
Condensed Consolidated Balance Sheets...............................................               3
Condensed Consolidated Statements of Income (Loss)..................................             4-5
Condensed Consolidated Statements of Comprehensive Income (Loss)....................             6-7
Condensed Consolidated Statements of Cash Flows.....................................               8
Notes to Condensed Consolidated Financial Statements................................            9-14

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations...............................................           15-19

Item 3. Quantitative and Qualitative Disclosures about
   Market Risk.....................................................................            19-20

Item 4. Controls and Procedures....................................................               21

                              PART II. OTHER INFORMATION

Item 1. Legal Proceedings...........................................................              22
Item 6. Exhibits and Reports on Form 8-K............................................              22

Signature...........................................................................              23


                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN 000'S, EXCEPT SHARE INFORMATION)


                                                                             March 25, 2002    Dec. 23, 2002
                                                                             --------------    -------------
                                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                   $    18,676       $    49,607
  Receivables, net                                                                 28,453            19,228
  Inventories                                                                      18,014            11,392
  Prepaid expenses and other                                                        5,444             5,880
                                                                              -----------       -----------
      Total current assets                                                         70,587            86,107
                                                                              -----------       -----------

PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                                                6,611             2,628
  Machinery, fixtures and equipment                                                23,923            27,658
  Display racks                                                                    44,931            40,086
                                                                              -----------       -----------
                                                                                   75,465            70,372
 Less - accumulated depreciation                                                  (31,667)          (33,314)
                                                                              -----------       -----------
                                                                                   43,798            37,058
                                                                              -----------       -----------
LONG TERM NOTE RECEIVABLE, net                                                        759             1,032
                                                                              -----------       -----------

DEFERRED DEBT COSTS, net                                                           22,827            20,596
                                                                              -----------       -----------

GOODWILL, net of accumulated amortization of $74,757                              455,731           455,731
                                                                              -----------       -----------

OTHER INTANGIBLES, net of accumulated amortization of $87,022
   and $90,985, respectively                                                      489,790           485,827
                                                                              -----------       -----------
                                                                              $ 1,083,492       $ 1,086,351
                                                                              ===========       ===========
                         LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of term loan                                                $     9,914       $     4,991
  10.38% Senior Subordinated Notes Due 2002                                           134                --
  Accounts payable                                                                 19,358            16,419
  Accrued expenses                                                                 33,821            32,008
  Deferred revenues                                                                31,301            33,605
                                                                              -----------       -----------
      Total current liabilities                                                    94,528            87,023
                                                                              -----------       -----------
PAYABLE TO PARENT COMPANY                                                           2,227             2,207
                                                                              -----------       -----------

TERM LOAN AND REVOLVING CREDIT COMMITMENT,  net of current portion                337,671           325,005
                                                                              -----------       -----------
SUBORDINATED INDEBTEDNESS:
       10.25% Senior Subordinated Notes Due 2009                                  400,000           400,000
       Bond Premium on 10.25% Senior Subordinated Notes Due 2009                      750               661
       11.63% Senior Subordinated Notes Due 2004                                      740               740
                                                                              -----------       -----------
                                                                                  401,490           401,401
                                                                              -----------       -----------
DEFERRED INCOME TAXES                                                             158,208           157,967
                                                                              -----------       -----------
STOCKHOLDER'S EQUITY:
       Common stock, $.20 par value; 7,507 shares issued and outstanding                2                 2
       Additional paid-in capital                                                 223,389           223,457
       Other comprehensive loss                                                      (359)               --
       Accumulated deficit
                                                                                 (133,664)         (110,711)
                                                                              -----------       -----------
 TOTAL STOCKHOLDER'S EQUITY                                                        89,368           112,748
                                                                              -----------       -----------
                                                                              $ 1,083,492       $ 1,086,351
                                                                              ===========       ===========



  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (IN 000's)




                                                               Three Fiscal         Three Fiscal
                                                              Quarters Ended       Quarters Ended
                                                               Dec. 24, 2001        Dec. 23, 2002
                                                               -------------        -------------
OPERATING REVENUES:
   Circulation                                                  $ 230,488             $ 224,306
   Advertising                                                     29,182                29,714
   Other                                                           14,881                17,565
                                                                ---------             ---------
                                                                  274,551               271,585
                                                                ---------             ---------

OPERATING EXPENSES:
   Editorial                                                       29,033                27,715
   Production                                                      78,590                73,310
   Distribution, circulation and other cost of sales               37,951                38,032
   Selling, general and administrative expenses                    31,050                33,394
   Loss on insurance settlement                                        --                   281
   Depreciation and amortization                                   58,641                22,448
                                                                ---------             ---------
                                                                  235,265               195,180
                                                                ---------             ---------

OPERATING INCOME                                                   39,286                76,405

INTEREST EXPENSE, net                                             (48,581)              (39,931)
OTHER INCOME,  net                                                    127                   224
                                                                ---------             ---------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                    (9,168)               36,698

PROVISION FOR INCOME TAXES                                         (3,990)              (13,745)
                                                                ---------             ---------

NET INCOME (LOSS)                                               $ (13,158)            $  22,953
                                                                =========             =========








  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (IN 000's)


                                                               Fiscal Quarter    Fiscal Quarter
                                                                   Ended             Ended
                                                               Dec. 24, 2001      Dec. 23, 2002
                                                               -------------      -------------
OPERATING REVENUES:
   Circulation                                                  $ 71,478             $ 74,126
   Advertising                                                    10,944               10,304
   Other                                                           5,789                6,240
                                                                --------             --------
                                                                  88,211               90,670
                                                                --------             --------

OPERATING EXPENSES:
   Editorial                                                       9,081                9,268
   Production                                                     25,601               23,858
   Distribution, circulation and other cost of sales              12,113               13,562
   Selling, general and administrative expenses                    9,346               10,482
   Loss on insurance settlement                                       --                  164
   Depreciation and amortization                                  19,704                7,302
                                                                --------             --------
                                                                  75,845               64,636
                                                                --------             --------

OPERATING INCOME                                                  12,366               26,034

INTEREST EXPENSE, net                                            (15,611)             (15,085)
OTHER INCOME,  net                                                    46                  121
                                                                --------             --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                   (3,199)              11,070

PROVISION FOR INCOME TAXES                                          (854)              (4,155)
                                                                --------             --------

NET INCOME (LOSS)                                               $ (4,053)            $  6,915
                                                                ========             ========








  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)
                                   (IN 000's)


                                                          Three               Three
                                                         Fiscal               Fiscal
                                                        Quarters             Quarters
                                                          Ended               Ended
                                                        Dec. 24,              Dec. 23,
                                                          2001                 2002
                                                        --------             --------
Net income (loss)                                       $(13,158)            $ 22,953

Other comprehensive income (loss)

               Interest rate swap adjustment              (1,101)                 359
                                                        --------             --------

Other comprehensive income (loss)                         (1,101)                 359
                                                        --------             --------

Comprehensive income (loss)                             $(14,259)            $ 23,312
                                                        ========             ========








  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)
                                   (IN 000's)


                                                        Fiscal              Fiscal
                                                        Quarter            Quarter
                                                         Ended              Ended
                                                       Dec. 24,            Dec. 23,
                                                         2001                2002
                                                        -------             -------
Net income (loss)                                       $(4,053)            $ 6,915

Other comprehensive income (loss)

               Interest rate swap adjustment                890                  --
                                                        -------             -------

Other comprehensive income                                  890                  --
                                                        -------             -------

Comprehensive income (loss)                             $(3,163)            $ 6,915
                                                        =======             =======













  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000's)


                                                                                         Three Fiscal            Three Fiscal
                                                                                           Quarters               Quarters
                                                                                            Ended                   Ended
                                                                                        Dec. 24, 2001           Dec. 23, 2002
                                                                                       -----------------      ------------------
Cash Flows from Operating Activities:
  Net income (loss)                                                                            $(13,158)            $ 22,953
                                                                                               --------             --------
Adjustments to reconcile net income (loss) to net cash
provided by operating activities -
    Reduction of (increase in) allowance for doubtful accounts                                     (500)                  10
    (Gain) loss  on disposition of assets                                                           (11)                 101
    Bond premium amortization                                                                        --                  (89)
    Depreciation of property and equipment and amortization of intangible assets                 58,641               22,448
    Deferred debt cost amortization                                                               2,348                3,523
    Non-cash compensation charge                                                                     68                   68
    Decrease (increase) in -
        Receivables                                                                              (2,321)               8,715
        Inventories                                                                              (3,888)               6,622
        Prepaid expenses and other                                                                 (908)                (436)
    Increase (decrease) in -
        Accounts payable                                                                         (8,280)              (2,939)
        Accrued expenses                                                                         (2,587)               4,274
        Accrued interest                                                                         (7,107)              (5,441)
        Payable to Parent Company                                                                  (184)                 (21)
        Accrued and current deferred income taxes                                                (5,811)                (526)
        Deferred revenues                                                                         3,265                2,304
                                                                                               --------             --------
          Total adjustments                                                                      32,725               38,613
                                                                                               --------             --------
                 Net cash provided by operating activities                                       19,567               61,566
                                                                                               --------             --------

Cash Flows from Investing Activities:
         Capital expenditures                                                                   (19,417)             (15,631)
         Acquisition of business, net of cash acquired                                           (1,807)                  --
         Allocable insurance proceeds for carrying value of Boca facility                            --                3,785
         Payments received on long term note receivable                                              --                  227
                                                                                               --------             --------
                 Net cash used in investing activities                                          (21,224)             (11,619)
                                                                                               --------             --------

Cash Flows from Financing Activities:
        Term loan and revolving credit commitment principal repayments                          (38,795)             (17,723)
        Proceeds from revolving credit commitment                                                28,000                   --
        Payment of deferred debt costs                                                               --               (1,293)
                                                                                               --------             --------
                 Net cash used in  financing activities                                         (10,795)             (19,016)
                                                                                               --------             --------

Net Increase (Decrease) in Cash and Cash Equivalents                                            (12,452)              30,931
Cash and Cash  Equivalents at Beginning of Period                                                20,999               18,676
                                                                                               --------             --------
Cash and Cash  Equivalents at End of Period                                                    $  8,547             $ 49,607
                                                                                               ========             ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes                                                                               $ 11,709             $ 13,052
    Interest (net of proceeds from swap transactions of $7,693 in fiscal year 2003)              52,207               42,259



  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 23, 2002
                          (000'S OMITTED IN ALL TABLES)
                                   (UNAUDITED)


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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein. Operating results for the fiscal period ended December 23, 2002 are not necessarily indicative of the results that may be expected for future periods.

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

        Deferred revenues were comprised of the following:

                                  MARCH 25,            DEC. 23,
                                    2002                  2002
                                  ---------            --------
      Single Copy                 $ 8,103               $ 9,173
      Subscriptions                22,666                24,049
      Advertising                     532                   383
                                  -------               -------
                                  $31,301               $33,605
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

 (3) INVENTORIES

Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation. Inventories are comprised of the following:

                                                    MARCH 25,       DEC. 23,
                                                      2002            2002
                                                    ---------       --------
      Raw materials - paper                          $12,260         $ 5,903
      Finished product - paper, production
        and distribution costs of future issues        5,754           5,489
                                                     -------         -------
                                                     $18,014         $11,392
                                                     =======         =======

(4) GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangibles, net, consists of the following:

                                               MARCH 25,          DEC. 23,
                                                 2002               2002
                                              ---------          ---------

      Tradenames - indefinite-lived             507,141            507,141
      Other intangibles                          69,671             69,671
                                              ---------          ---------
                                                576,812            576,812
      Less:  accumulated amortization           (87,022)           (90,985)
                                              ---------          ---------
                                              $ 489,790          $ 485,827
                                              =========          =========

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

Effective March 26, 2002, the Company also adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Goodwill and tradenames existing at June 30, 2001 were amortized primarily over forty years on a straight-line basis until March 25, 2002. Effective March 26, 2002, such amortization ceased. Other intangibles continue to be amortized primarily over nine to fifteen years.

Pro forma net income for the three and nine months ended December 24, 2001 adjusted to eliminate historical amortization of goodwill and intangibles with indefinite lives, are as follows:


                                                           THREE MONTHS       NINE MONTHS
                                                               ENDED             ENDED
                                                              DEC. 24,          DEC. 24,
                                                               2001              2001
                                                           ------------       -----------
      Reported net loss                                      $ (4,053)         $(13,158)
      Add:  goodwill and intangibles with indefinite
                lives amortization, net of tax                 12,970            38,910
                                                             --------          --------
      Pro forma net income                                   $  8,917          $ 25,752
                                                             ========          ========


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

Amortization expense of other intangible assets for the nine months ended December 23, 2002 was $4.0 million. Amortization expense for the fiscal year ended March 31, 2003 and the succeeding five fiscal years by year is expected to be $5.2 million per year.


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

(6)  ACCRUED LIABILITIES

Included in accrued liabilities in the accompanying condensed consolidated balance sheet as of December 23, 2002 is a $9 million reserve recorded during the first quarter ended June 25, 2002 for the estimated clean-up and demolition costs of the quarantined facility in Boca (see Note 9). No amounts were charged against this reserve during the nine months ended December 23, 2002.


(7) CREDIT AGREEMENT

As of December 23, 2002, the Company's effective interest rate on borrowings under the credit agreement was 4.50%. The effective rate for borrowings under the credit agreement averaged 5.31% for the three fiscal quarters ended December 23, 2002. The effective rate for borrowings under the credit agreement averaged 7.60% for the three fiscal quarters ended December 24, 2001. In November 2000, the Company entered into a $90.0 million interest rate swap agreement which expired in May 2002 under which the Company paid a fixed rate of 6.53%.

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

Additionally, effective June 28, 2002, the Company entered into two new interest rate swap agreements, which effectively converted a portion of fixed-rate debt to variable rate debt. The first agreement, which was originally scheduled to expire in May 2004, had a notional amount of $125 million. Under this agreement, the Company was to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 6.49%. The second agreement, which was originally scheduled to expire in May 2005, had a notional amount of $25 million. Under this agreement, the Company was to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 5.99%. On October 8, 2002 the Company received $3,978,000 to terminate these two interest rate swap agreements which was recognized as a reduction of interest expense for the three quarters ended December 23, 2002. We currently have no interest rate swap agreements outstanding.

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



(8) LONG-TERM NOTE RECEIVABLE

On November 27, 2000, the Company sold its 80% owned subsidiary, FMI, to the minority shareholder for a $2.5 million note receivable (the "FMI Note"). The FMI Note initially had a short-term component of $500,000, which amount has been paid in full, and a long-term component of $2,000,000 which is payable to the Company based on defined cash flow of FMI. The FMI Note bears interest at 9%. Due to the uncertainty of FMI's ability to generate defined cash flow for the repayment of the FMI Note, the Company initially reserved $1.6 million of the FMI Note. No gain or loss was initially recognized on this transaction. During each of the quarters ended June 25, 2001 and September 23, 2002, the Company reversed $500,000 of the original $1.6 million reserve based on management's belief that FMI will generate the cash flow to make future payments on this amount. These amounts are included in selling, general and administrative expenses for the quarters ended June 25, 2001 and September 23, 2002.

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

In May 2002, the Company and its insurance carrier reached a final compromise regarding its insurance claim and the Company received a compromised payment. The insurance proceeds resulted in a net loss on the insurance settlement of $281,000 for the three quarters ended December 23, 2002. During the three quarters ended December 23, 2002, the Company incurred costs for maintaining the Boca facility such as security and utilities, which were included in the loss on insurance settlement. The Company expenses these costs as incurred. The Company will continue to incur these costs in the future and accordingly, the ultimate amount of gain or loss on the insurance compromise cannot be determined at this time.


(10)  LITIGATION

Various suits and claims arising in the ordinary course of business have been instituted against the Company. The Company has various insurance policies available to recover the related legal costs incurred. The Company periodically evaluates and assesses the risks and uncertainties associated with litigation independent from those associated with its potential claim for recovery from third party insurance carriers. At present, in the opinion of management, after consultation with outside legal counsel, the liability resulting from litigation, if any, will not have a material effect on the Company's financial position, results of operations or cash flows.


(11)  CREDIT AGREEMENT AMENDMENT

On May 22, 2002, the Company amended its credit agreement. This amendment restructured the marginal interest rate on the Tranche B and B-1 term loans for a fee of $1,050,000. As a result of this amendment, Tranche B and B-1 loans' interest was reduced from the LIBOR plus 3 3/4% to LIBOR plus 2 3/4%


(12)  SUBORDINATED INDEBTEDNESS

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

(14)  SUBSEQUENT EVENT

On January 23, 2003, the Company completed its acquisition of Weider Publications, LLC ("Weider"), a privately held company controlled by Weider Health and Fitness, for approximately $350 million, subject to working capital adjustments provided in the agreement. Weider is the leading worldwide publisher of health and fitness magazines. Weider currently publishes seven magazines:
MUSCLE & FITNESS, SHAPE, MEN'S FITNESS, MUSCLE & FITNESS HERS, FLEX, FIT PREGNANCY and NATURAL HEALTH. The purchase price and related fees and expenses were funded with the issuance of $150 million Senior Subordinated Notes due 2011, a $140 million new tranche C-1 term loan under the Company's credit agreement, a $50 million equity investment and approximately $20 million from the Company's existing cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


FISCAL QUARTER ENDED DECEMBER 23, 2002 VS FISCAL QUARTER ENDED DECEMBER 24, 2001

Total operating revenues were $90,670,000 for the current fiscal quarter. Operating revenues increased by $2,459,000, or 2.8%, from the prior year's comparable fiscal quarter. Circulation revenue increased $2.6 million. This increase was due to a twenty-cent cover price increase during April 2002 for the NATIONAL ENQUIRER and STAR and a ten-cent cover price increase for the GLOBE, NATIONAL EXAMINER, WEEKLY WORLD NEWS and SUN. This increase was also due to an increase in the number of expanded issues for our tabloids during the current fiscal quarter as compared to the prior year's comparable fiscal quarter. These increases were offset by a decrease in unit sales for our tabloids of 6.5% from the prior year quarter. Additionally, these increases were also offset by an increase in our discount paid to our wholesalers as a result of new agreements entered into in January 2002. These new wholesale agreements are intended to ensure that we will have complete distribution of our entire product line. Other revenue increased $0.5 million or 7.8% due to an increase in DSI's marketing revenue.

Circulation revenues (which include all single copy and subscription sales) were $74,126,000 for the current fiscal quarter. Circulation revenues increased by $2,648,000, or 3.7%, when compared to the prior year's comparable fiscal quarter. This increase was due to a twenty-cent cover price increase during April 2002 for the NATIONAL ENQUIRER and STAR and a ten-cent cover price increase for the GLOBE, NATIONAL EXAMINER, WEEKLY WORLD NEWS and SUN. This increase was also due to an increase in the number of expanded issues for our tabloids during the current fiscal quarter as compared to the prior year's comparable fiscal quarter. These increases were offset by a decrease in unit sales for our tabloids of 6.5% from the prior year quarter. Additionally, these increases were also offset by an increase in our discount paid to our wholesalers as a result of new agreements entered into January 2002. These new wholesale agreements ensure that we will have complete distribution of our entire product line.

Advertising revenues were $10,304,000 for the current fiscal quarter, which decreased by $640,000, or 5.8%, when compared to the prior year's comparable fiscal quarter as a result of one additional Country Music issue and one custom publishing project for the quarter ended December 2002. Excluding this custom publishing project and the additional Country Music Magazine issue, advertising revenues increased $300,000 or 2.9%.

Total operating expenses for the current fiscal quarter decreased by $11,209,000 when compared to the prior year's comparable fiscal quarter. This decrease was primarily due to the elimination of the amortization of goodwill and tradenames due to our adoption of SFAS No. 142 during the current fiscal year. The prior year's comparable fiscal quarter included $13.0 million (net of tax) of amortization for goodwill and tradenames. This decrease was also due to reduced production costs when compared to the prior year's comparable fiscal quarter. Additionally, this decrease was partially offset by increased distribution costs when compared to the prior year's comparable fiscal quarter due to higher costs to distribute the larger 60 page National Enquirer and Star.

Interest expense decreased for the current fiscal quarter by $526,000 to $15,085,000 compared to the prior year's comparable fiscal quarter. This decrease in interest expense relates to a lower average effective interest rate, offset by a higher amount of debt outstanding for the current fiscal quarter.

THREE FISCAL QUARTERS ENDED DECEMBER 23, 2002 VS THREE FISCAL QUARTERS ENDED DECEMBER 24, 2001

Total operating revenues were $271,585,000 for the three current fiscal quarters. Operating revenues decreased by $2,966,000, or 1.1%, from the prior year's comparable three fiscal quarters. Circulation revenue decreased $6.2 million, primarily due to decreased single copy sales from our tabloids, which were down 5.4% in terms of units we believe, in part, due to the anthrax incident last October. The overall newsstand circulation for the industry in terms of units is down approximately 7% compared to the prior year. The circulation revenue declines were partially offset by an increase in advertising revenues, which increased 1.8% from $29.2 million to $29.7 million, despite a weak industry-wide advertising climate, and an increase in other revenue of $2.7 million or 18.0% due to an increase in DSI's marketing revenue.

Circulation revenues (which include all single copy and subscription sales) were $224,306,000 for the three current fiscal quarters. Circulation revenues decreased by $6,182,000, or 2.7%, when compared to the three prior year's comparable fiscal quarters. The circulation decline is primarily related to a decrease in unit sales for the tabloids of 5.4% from the three prior year's comparable quarters and an increase in our discount paid to our wholesalers as a result of our new agreements entered into in January 2002. These new wholesale agreements are intended to ensure that we will have complete distribution of our entire product line. These declines were partially offset by a twenty-cent cover price increase for the NATIONAL ENQUIRER and STAR and a ten-cent cover price increase for the GLOBE, NATIONAL EXAMINER, WEEKLY WORLD NEWS and SUN.

Advertising revenues were $29,714,000 for the three current fiscal quarters. Advertising revenues increased by $532,000, or 1.8%, when compared to the three prior year's comparable fiscal quarters. During the prior year, we produced one custom published magazine. Excluding this custom published magazine, advertising revenue increased $1,215,000 or 4.3%. For the twelve months ended December 2002, the NATIONAL ENQUIRER and STAR are up 20.7% in pages, while the industry is down 7.1%.

Total operating expenses for the three current fiscal quarters decreased by $40,085,000 when compared to the three prior year's comparable fiscal quarters. This decrease was primarily due to the elimination of the amortization of goodwill and tradenames due to our adoption of SFAS No. 142 during the current fiscal year. The prior year's comparable fiscal quarters included $38.9 million (net of tax) of amortization for goodwill and tradenames. This decrease was also due to management's initiatives to reduce editorial and production costs when compared to the prior year's comparable fiscal quarters.

Interest expense decreased for the three current fiscal quarters by $8,650,000 to $39,931,000 compared to the prior year's comparable fiscal quarters. This decrease in interest expense relates to a lower average effective interest rate, offset by a higher amount of debt outstanding for the three current fiscal quarters. Additionally, on June 29, 2002 and October 8, 2002, we received $3,277,000 and $3,978,000, respectively, to terminate our interest rate swap agreements. The $3,277,000 and $3,978,000 were recognized as a reduction to interest expense for the three current fiscal quarters.

                         LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements have significantly increased, primarily due to increased interest and principal payment obligations under the credit agreement which, other than certain excess cash flow payment obligations, commenced in fiscal 2002. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the credit agreement and the Notes, to make capital expenditures and to cover working capital requirements. As of February 6, 2003, there were no amounts outstanding on our $60 million revolving credit facility. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the Notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, or equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Our ability to make scheduled payments of principal and interest under the credit agreement and the Notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At December 23, 2002, we had cash and cash equivalents of $49.6 million and a working capital deficiency of $0.9 million. We do not consider our working capital deficiency to be a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficiency resulted principally from:

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

Historically, our primary sources of liquidity have been cash generated from operations and amounts available under our credit agreements, which have been used to fund shortfalls in available cash. Cash and cash equivalents on March 25, 2002 of $18.7 million and cash generated during the nine months ended December 23, 2002 was used to fund working capital requirements, fund capital expenditures and make term loan principal payments.

We made capital expenditures in the three fiscal quarters ended December 23, 2002 and December 24, 2001 totaling $15.6 million and $19.4 million, respectively.

At December 23, 2002, our outstanding indebtedness totaled $731.4 million, of which $330.0 million represented borrowings under the credit agreement and $401.4 million represents subordinated debt obligations. At February 6, 2003, our outstanding indebtedness totaled $1,020.2 million, of which $469.1 million represented borrowings under the credit agreement. The increase in our total indebtedness as of February 6, 2003 is due to $150 million 8-7/8% Senior Subordinated Notes due 2011 and a $140 million new tranche C-1 term loan under our credit agreement issued in connection with our acquisition of Weider.

As of December 23, 2002, the Company's effective interest rate on borrowings under the credit agreement was 4.50%. The effective rate for borrowings under the credit agreement averaged 5.31% for the three fiscal quarters ended December 23, 2002. The effective rate for borrowings under the credit agreement averaged 7.60% for the three fiscal quarters ended December 24, 2001.

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


EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA")

The following table and discussion summarizes EBITDA for the three and nine months ended December 23, 2002 and December 24, 2001.


                   Fiscal Quarter                 Fiscal Quarter                 Three Fiscal                  Three Fiscal
                        Ended                          Ended                    Quarters Ended                Quarters Ended
                  December 24, 2001              December 23, 2002            December 24, 2001              December 23, 2002
             ----------------------------    --------------------------    -------------------------     --------------------------
                     $32,070,000                    $33,699,000                  $97,927,000                    $99,714,000



The Company defines EBITDA as net income (loss) before extraordinary charges, interest expense, income taxes, depreciation and amortization, other income (expense), loss on insurance settlement and temporary rent expense of $199,000 and $580,000 for the three and nine months ended December 23, 2002. EBITDA is presented and discussed because the Company considers EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income (loss), as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS No. 144"). SFAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS No. 144 are to address issues relating to the implementation of statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 was effective for us commencing with our 2003 fiscal year. Upon adoption, this accounting pronouncement did not have a significant impact on our financial position or results of operations.

In April 2002, the FASB issued statement No. 145, RESCISSION OF FASB STATEMENTS 4, 44 AND 64, AMENDMENT TO FASB STATEMENT 13, AND TECHNICAL CORRECTIONS. One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged.

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


FORWARD-LOOKING STATEMENTS

Some of the information presented in this Form 10-Q constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:


o        our high degree of leverage and significant debt service obligations,

o        our ability to increase circulation and advertising revenues,

o        the effect that our wholesaler agreements will have on circulation,

o        market conditions for our publications

o        our ability to develop new publications and services,

o        outcomes of pending and future litigation,

o        the effects of terrorism, including bio-terrorism, on our business,

o        increasing competition by domestic and foreign media companies,

o        changes in the costs of paper used by us,

o        any future changes in management and

o        general risks associated with the publishing industry.


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

        Additionally, effective June 28, 2002, we entered into two new interest rate swap agreements, which effectively converted a portion of fixed-rate debt to variable rate debt. The first agreement, which was originally scheduled to expire in May 2004, had a notional amount of $125 million. Under this agreement, we were to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 6.49%. The second agreement, which was originally scheduled to expire in May 2005, had a notional amount of $25 million. Under this agreement, we were to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 5.99%. On October 8, 2002, the Company received $3,978,000 to terminate these two interest rate swap agreements, which was recognized as a reduction of interest expense for the three quarters ended December 23, 2002. We currently have no interest rate swap agreements outstanding.


The following table presents the future principal payment obligations and weighted average interest rates associated with our existing credit instruments assuming our actual level of indebtedness as of December 23, 2002 (in 000's):


                                                                          FISCAL YEAR ENDED
                                                 ------------------------------------------------------------------
                                                    2003       2004      2005     2006     THEREAFTER   FAIR VALUE
                                                  --------   --------   ------   ------    ----------   -----------
Liabilities:

$400,000 Fixed Rate (10.25%)                            --         --       --       --     $400,000     $414,000

$740 Fixed Rate (11.63%)                                --         --      740       --           --          740

Term Loan and Revolving Loan
Variable Rate (5.31% for the three
  quarters ended Dec. 23, 2002)                   $  1,186   $  5,114   $5,607   $6,099     $311,990     $329,996


       Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt would result in a change of $825,000 in our interest expense for the three months ended December 23, 2002.

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

b.       Reports on Form 8-K during the quarter ended December 24, 2002

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

                                             AMERICAN MEDIA OPERATIONS, INC.
                                             -------------------------------
                                             Registrant


Date: February 6, 2003                       BY /s/ JOHN A. MILEY
                                             --------------------
                                             John A. Miley
                                             Executive Vice President
                                             Chief Financial Officer