Form 10-K
period 2003-03-31
AMERICAN MEDIA OPERATIONS INC
filed 2003-06-06
CIK 853927

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED MARCH 31, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-11112

                        AMERICAN MEDIA OPERATIONS, INC.
           (Exact name of the registrant as specified in its charter)

                   DELAWARE                                      59-2094424
       (State or other jurisdiction of                         (IRS Employee
        incorporation or organization)                      Identification No.)

 1000 AMERICAN MEDIA WAY, BOCA RATON, FLORIDA                      33464
   (Address of principal executive offices)                      (Zip Code)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 (561) 997-7733

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]     No [X]

     As of June 6, 2003, 7,507.6 shares of registrant's common stock were outstanding. The common stock is privately held and, to the knowledge of registrant, no shares have been sold in the past 60 days.

                      Documents Incorporated by Reference
                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AMERICAN MEDIA OPERATIONS, INC.

                                   FORM 10-K
                       FOR THE YEAR ENDED MARCH 31, 2003

                                  PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   12

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related Security
          Holders.....................................................   12
Item 6.   Selected Financial Data.....................................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   14
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risks.......................................................   20
Item 8.   Financial Statements and Supplementary Data.................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   48

                                 PART III
Item 10.  Directors and Executive Officers............................   48
Item 11.  Executive Compensation......................................   50
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   51
Item 13.  Certain Relationships and Related Transactions..............   53
Item 14.  Controls and Procedures.....................................   54

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   55
          Signatures..................................................   58

                                     PART I

ITEM 1. BUSINESS

     Unless the context otherwise requires, references in this Form 10-K to the "Company" or "us", "we" or "our" are to American Media Operations, Inc. and its subsidiaries. All references to a particular fiscal year are to the four fiscal quarters ended the last Monday in March of the fiscal year specified.

     We were incorporated under the laws of Delaware in February 1981 and are a wholly-owned subsidiary of American Media, Inc. ("Media"). We conduct all of Media's operations and represent substantially all of Media's assets. Our headquarters and principal executive offices are located at 1000 American Media Way, Boca Raton, FL 33464 and our telephone number is (561) 997-7733.

     On May 7, 1999 all of the common stock of Media was purchased by EMP Group LLC (the "LLC"), a Delaware limited liability company, pursuant to a merger of Media and EMP Acquisition Corp. ("EMP"), a wholly owned subsidiary of the LLC. Proceeds to finance the acquisition included (a) a cash equity investment of $235 million by the LLC, (b) borrowings of approximately $350 million under a new $400 million senior bank facility (the "Credit Agreement") and (c) borrowings of $250 million in the form of senior subordinated notes. These proceeds were used to (d) acquire all of the outstanding common stock of Media for $299.4 million, (e) repay $267 million then outstanding under the existing credit agreement with our banks, (f) retire approximately $199 million of our $200 million Senior Subordinated Notes due 2004 and (g) pay transaction costs (all such transactions in (a) through (g) are collectively referred to as the "Transactions"). Upon consummation of the Transactions, EMP was merged with and into Media (the "Merger") resulting in a change in ownership control of both Media and the Company. As a result of this change in control, as of the Merger date we reflected a new basis of accounting that included the elimination of historical amounts of certain assets and liabilities and the revaluation of certain of our tangible and intangible assets.

     On November 1, 1999, we acquired all of the common stock of Globe Communications Corp. and certain of the publishing assets and liabilities of Globe International, Inc. (collectively, the "Globe Properties") for total consideration of approximately $105 million, including approximately $100 million in cash and $5 million in equity of the LLC (the "Globe Acquisition"). The Globe Properties consist of several tabloid style magazines, including Globe, National Examiner and Sun as well as other titles including Mini Mags.

     On July 11, 2000, we and the former owner of the Globe Properties signed an agreement whereby the existing voting shareholders of the LLC repurchased the $5 million of equity in the LLC originally issued to the former owner. Concurrent with this purchase, the former owner and his son resigned their positions as directors of the board of the Company.

     Additionally, we bought out the remaining term of the former owner's five-year employment agreement and collected the amount due per the net asset calculation as required in the initial purchase agreement. The net amount paid to the former owner for these items and miscellaneous other items was approximately $3.2 million. This adjustment was a part of the Globe Acquisition and was therefore accounted for as an increase in goodwill.

     On February 14, 2002, we issued $150 million in aggregate principal amount of 10.25% Series B Senior Subordinated Notes due 2009 through a private placement. The gross proceeds from the offering were approximately $150.8 million including the premium on the notes. We used the gross proceeds of the offering to (a) make an approximately $75.4 million distribution to the LLC, (b) to prepay approximately $68.4 million of the term loans under our credit facility and (c) pay transaction costs. The notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness. The notes rank equally with all our existing and future senior subordinated indebtedness. The notes are guaranteed on a senior subordinated basis by all our current domestic subsidiaries.

     On January 23, 2003, we acquired Weider Publications, LLC, a newly formed company to which the magazine business of Weider Publications, Inc. and Weider Interactive Networks, Inc. had been contributed by Weider Health and Fitness, Weider Health and Fitness, LLC and Weider Interactive Networks, Inc.

(collectively, the "Weider Properties"). The aggregate purchase price paid by us was $357.3 million, which includes a post-closing working capital adjustment of $7.3 million. Weider is the leading worldwide publisher of health and fitness magazines, with a total estimated readership of 25 million in the United States, more than any other publisher in the health and fitness category. Weider currently publishes seven magazines, including Muscle & Fitness, Shape, Men's Fitness, Muscle & Fitness Hers, Flex, Fit Pregnancy and Natural Health, with an aggregate average circulation of approximately 4 million copies. Proceeds to finance the acquisition of the Weider Properties included $140 million of a new tranche C-1 term loan, $150 million of senior subordinated notes, $21.2 million cash from us, and the issuance of $50 million of new equity in the LLC. These proceeds were used to acquire Weider Publications and to pay transaction costs (of which approximately $8.8 million was an equity contribution from the Sellers).

     As previously mentioned in connection with the Weider Properties, we issued $150 million in aggregate principal amount of 8.875% senior subordinated notes due 2011. The net proceeds from the offering were approximately $145.9 million including the discount on the notes. We used the net proceeds of the offering to fund a portion of the acquisition of Weider Publications LLC. The notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness. The notes rank equally with all our existing and future senior subordinated indebtedness. The notes are guaranteed on a senior subordinated basis by all our current domestic subsidiaries.

     Our Boca Raton headquarters, which housed substantially all of our editorial operations (including its photo, clipping and research libraries), executive offices and certain administrative functions, was closed on October 7, 2001 by the Palm Beach County Department of Health when traces of anthrax were found on a computer keyboard following the death of a photo editor of the Sun from inhalation anthrax. The Company entered into a two-year lease for a 53,000 square foot facility two blocks from its current Boca Raton headquarters. In February 2002, the Palm Beach County of Health quarantined the building for an additional 18 months.

     In May 2002, we and our insurance carrier reached a final compromise regarding our insurance claim and the Company received a compromised payment. The insurance proceeds resulted in a net gain on the insurance settlement of approximately $7.6 million for the fiscal year ended March 31, 2003. During the fiscal year ended March 31, 2003, the Company incurred costs for maintaining the Boca facility such as security and utilities, which have been netted against the gain on insurance settlement. The Company expenses these costs as incurred.

     On April 17, 2003, we sold our anthrax-contaminated headquarters in Boca Raton, Florida to 5401 Broken Sound LLC. As a result of the sale, we will continue our two-year lease in the 53,000 square foot facility described above. 5401 Broken Sound LLC paid $40,000 as consideration for the transfer of ownership.

     On April 17, 2003, we completed a series of transactions whereby principals and affiliates of Evercore Partners ("Evercore") and Thomas H. Lee Partners ("T.H. Lee"), David J. Pecker, the Chief Executive Officer of the Company, other members of management and certain other investors contributed approximately $434.6 million in cash and existing ownership interests of the LLC, our ultimate parent, valued at approximately $73.3 million, to a merger vehicle which was merged with and into the LLC in exchange for newly issued ownership interests of the LLC. These transactions are referred to collectively as the "Recapitalization" in this Form 10-K. Please see "Security Ownership of Certain Beneficial Owners and Management" for a summary of our ownership structure and
Note 14 to the Consolidated Financial Statements.

INDUSTRY DATA AND CIRCULATION INFORMATION

     Information contained in this Form 10-K concerning publishing industry data, circulation information, rankings, readership information (e.g., multiple readers per copy) and other industry and market information, including our general expectations concerning the publishing industry, are based on estimates prepared by us based on certain assumptions and our knowledge of the publishing industry as well as data from various third party sources. These sources include, but are not limited to, the report of the Audit Bureau of Circulations ("ABC"), BPA Circulation Statements, Statement of Ownership figures filed with the U.S. Postal Service,

Mediamark Research Inc. ("MRI") syndicated research data and Veronis Suhler Stevenson research data. While we are not aware of any misstatements regarding any industry data presented in this Form 10-K we have not independently verified any of the data from any of these sources and, as a result, this data may be imprecise. Our estimates, in particular as they relate to our general expectations concerning the publishing industry, involve risks and uncertainties and are subject to change based on various factors.

     Unless otherwise indicated, all average weekly circulation information for our tabloid publications is an average of actual weekly single copy circulation for the fiscal year ended March 31, 2003. Unless otherwise indicated, all average circulation information for Weider's publications is an average of actual per issue circulation for the twelve months ended March 31, 2003. All references to "circulation" are to single copy and subscription circulation, unless otherwise specified.

THE COMPANY

 OVERVIEW

     We are a leading publisher in the field of general interest magazines, publishing National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun, Country Weekly, Country Music Magazine, MIRA!, Auto World Magazine and other smaller monthly publications with a current aggregate weekly circulation of approximately 5.2 million copies. National Enquirer, Star, and Globe, our premier titles, have the third, fourth and sixth highest weekly single copy circulation, respectively, of any weekly periodical in the United States. We are the leader in total weekly single copy circulation of magazines in the United States and Canada with approximately 35% of total U.S. and Canadian circulation for audited weekly publications. We derive approximately 79% of our revenues from circulation, predominantly single copy sales in retail outlets, and the remainder from advertising and other sources. National Enquirer, Star, Globe and National Examiner are distributed in approximately 150,000 retail outlets in the United States and Canada, representing, in the opinion of management, substantially complete coverage of periodical outlets in these countries. Distribution Services, Inc. ("DSI"), our subsidiary, arranges for the placement and merchandising of our publications and third-party publications at retail outlets throughout the United States and Canada. In addition, DSI provides marketing, merchandising and information-gathering services for third parties.

     Our tabloid publications are among the most well-known and widely distributed titles in the publishing industry. While our tabloid publications have a current aggregate weekly newsstand circulation of approximately 4.3 million copies, they enjoy a weekly readership of over 27 million people due to multiple readers per copy sold. Our other titles (including the Mini Mags, Micro Mags and Digest) contribute an additional readership of over 21 million, giving AMI titles a total readership in excess of 48 million. As a result, we believe our publications enjoy strong consumer brand awareness with a large and loyal readership base.

     On January 23, 2003, we acquired Weider Publications, LLC, a privately held company controlled by Weider Health and Fitness. Weider is the leading worldwide publisher of health and fitness magazines, with a total estimated readership of 25 million in the United States, more than any other publisher in the health and fitness category. The health and fitness category is the fastest growing advertising segment of special interest magazines. Weider currently publishes seven magazines, including Muscle & Fitness, Shape, Men's Fitness, Muscle & Fitness Hers, Flex, Fit Pregnancy and Natural Health, with an aggregate average circulation of approximately 4 million copies.

     Our publications include the following titles:

     - National Enquirer is a weekly celebrity focused publication with an editorial content devoted to investigative reporting, celebrities and features, human interest stories and articles covering lifestyle topics such as health, food and household affairs. National Enquirer is the third highest selling weekly periodical based on U.S., Canadian and U.K. single copy circulation. AMI sells on average 1.4 million single copies of National Enquirer per week in the United States, Canada and the United Kingdom. National Enquirer has a total average weekly circulation of approximately 1.7 million copies, including subscriptions, with a total estimated readership in the United States, Canada and the United Kingdom of 13.9 million.

     - Star is a weekly celebrity news-based periodical dedicated to covering the stars of movies, television and music, as well as the lives of the rich and famous from politics, business, royalty and other areas. Star's editorial content also incorporates fashion, health, fitness and diet features, all with a celebrity spin. Star is the fourth highest selling weekly periodical in the United States and Canada based on single copy circulation, selling on average 1.1 million copies per week. Star has a total average weekly circulation of approximately 1.3 million copies, including subscriptions, with a total estimated readership in the United States and Canada of 6.6 million.

     - Globe is a weekly tabloid with celebrity features that are edgier than National Enquirer and Star, with a greater emphasis on investigative crime stories. Globe is the sixth highest selling weekly periodical in the United States and Canada based on single copy circulation, selling on average 559,000 copies per week. Globe has a total average weekly circulation of approximately 603,000 copies, including subscriptions, with an estimated readership of 3.9 million.

     - National Examiner's editorial content consists of celebrity and human-interest stories, differentiating itself from the other titles through its upbeat positioning as the "gossip, games and good news" tabloid. National Examiner has an average weekly single copy circulation of 263,000 copies, with a total average weekly circulation of approximately 280,000 copies, including subscriptions. Total readership is estimated at 1.1 million.

     - Weekly World News is a tabloid devoted to the publication of bizarre and strange but true stories. There is much humorous original content and the paper has created several characters that have become staples of pop culture. Weekly World News has an average weekly single copy circulation of 178,000 copies, with a total average weekly circulation of approximately 197,000 copies, including subscriptions. Total readership is estimated at 800,000.

     - Sun's editorial content is skewed to an older target audience and focuses on religion, health, holistic remedies, predictions and prophecies. Sun also includes entertaining and unusual articles from around the world. Sun has an average weekly single copy circulation of approximately 145,000 copies, with a total readership estimated at 600,000.

     - Country Weekly is an entertainment magazine presenting various aspects of country music and related lifestyles, events and personalities, and has the highest bi-weekly circulation of any such magazine in its category. Country Weekly is a bi-weekly publication and has an average single copy circulation of 215,000 copies, with a total average bi-weekly circulation of approximately 400,000 copies, including subscriptions. Total readership is estimated at 3.3 million.

     - Country Music is a bi-monthly publication that is also an entertainment magazine presenting various aspects of country music and related lifestyles, events and personalities. We acquired Country Music on August 1, 2000. Country Music has an average single copy circulation of approximately 22,000 copies, with a total average circulation of approximately 300,000 copies, including subscriptions. Total readership is estimated at 4.8 million.

     - Mini-Mags, Micro-Mags and Digest are pocket-sized books covering such topics as diets, health, horoscopes, astrology and pets. We believe we are the largest such publisher in the field, producing approximately 100 million copies annually. With the acquisition of Weider we plan on leveraging certain Weider brands to enhance the editorial content of several of our Mini-Mags, Micro-Mags and Digest titles.

     - Mira! is a Spanish language magazine that features exclusive news, gossip and goings-on about the hottest stars in the Latino community, along with interviews and in-depth stories spotlighting them at work and at play. It is distributed at checkout counters in supermarkets, bodegas and mass merchandisers in the top 43 Hispanic markets in the United States. The magazine was launched in June 2000 and has a total bi-weekly circulation of approximately 107,000 copies and an estimated total readership of 856,000.

     - Auto World targets the in-market buyer and we believe is the only automotive magazine sold at checkout counters in supermarkets and mass merchandisers. The readership is 35% female, which we believe gives Auto World the highest number of women readers of any automotive title. Articles focus on buying new and pre-owned cars, road tests, comparison tests, news, pricing, recalls and rebates.

     - New Media. We have web sites for the National Enquirer (nationalenquirer.com), Star (starmagazine.com), Country Weekly (countryweekly.com), Country Music (countrymusicmagazine.com), Weekly World News (weeklyworldnews.com), Auto World (amiautoworld.com) and Nopi Street Performance Compact (streetperformancecompact.com). The Weekly World News site was voted one of the 100 Best Internet Sites by PC Magazine and we have content syndication agreements in place with Lycos, Yahoo, iWon, Excite and Keen.

     Weider's publications include the following titles:

     - Muscle & Fitness is a premier monthly fitness-related lifestyle magazine, appealing to exercise enthusiasts and athletes of all ages, especially those focused on resistance training, body fat control and sports nutrition. Muscle & Fitness has more than 60 years of brand equity and has served as a successful brand extension foundation for new titles. Muscle & Fitness has a total average monthly circulation of approximately 428,000 copies, with monthly subscriptions of 218,000, and an estimated total readership of 7.9 million.

     - Shape is the leader in circulation and advertising revenues in the attractive and growing women's active lifestyle category. Shape's mission is to help women lead a healthier lifestyle by providing useful information on exercise techniques, nutrition, psychology, beauty and other inspirational topics. Shape has a total average monthly circulation of approximately 1.7 million copies, with monthly subscriptions of 1.3 million, and an estimated total readership of 5.7 million.

     - Men's Fitness is a leading monthly magazine for men with active lifestyles. The magazine promotes a multi-training approach towards exercise and offers information and advice in the areas of fitness, career, and relationships. Men's Fitness has a total average monthly circulation of approximately 664,000 copies, with monthly subscriptions of 565,000, and an estimated total readership of 6.4 million.

     - Muscle & Fitness Hers was launched in 2000 as a female focused magazine from Muscle & Fitness. The magazine targets the underserved market of female fitness enthusiasts and athletes. The editorial style and content emphasizes resistance training and sports nutrition designed to improve physical appearance, strength, health and sports performance. The magazine was published seven times in calendar 2002, and will be expanded to ten issues in fiscal 2004. Muscle & Fitness Hers has a total average circulation per issue of approximately 256,000 copies, with subscriptions per issue of 82,000, and an estimated total readership of 1.2 million.

     - Flex, which was spun off from Muscle & Fitness in 1983, is a monthly magazine devoted to professional bodybuilding. The magazine delivers nutrition and performance science information for bodybuilding enthusiasts. As Flex is a premier title in the bodybuilding segment it receives a significant share of advertising devoted to this special interest category. Flex has a total average monthly circulation of approximately 153,000 copies, with monthly subscriptions of 51,000, and an estimated total readership of 918,000.

     - Fit Pregnancy was spun off from Shape in 1995. Fit Pregnancy's editorial focus makes it a premier lifestyle magazine for women during pregnancy and the first couple of years after childbirth. The bi-monthly magazine delivers authoritative information on health, fashion, food and fitness. Fit Pregnancy recently increased its editorial emphasis on the two-year postpartum period and as a result has expanded its postnatal products advertising. Fit Pregnancy has a total average circulation per issue of approximately 508,000 copies, with subscriptions per issue of 411,000, and an estimated total readership of 2.0 million.

     - Natural Health is a leading wellness magazine published ten times a year, offering readers practical information to benefit from the latest scientific knowledge and advancements in the field of natural health, including advice to improve well-being and combat illness. Published for more than 30 years, Natural Health is one of the longest continuously published and most widely read paid publications in its field. Natural Health has a total average circulation per issue of approximately 327,000 copies, with subscriptions per issue of 272,000, and an estimated total readership of 785,000.

     - New Media. We have web sites for Muscle & Fitness (muscleandfitness.com), Flex (flexonline.com), Men's Fitness (mensfitness.com), Muscle & Fitness Hers (muscleandfitnesshers.com), Shape (shape.com), Natural Health (naturalhealthmagazine.com) and Fit Pregnancy (fitpregnancy.com). We maintain an online fitness portal (fitnessonline.com) and also sell a paid subscription based interactive online weight loss & exercise program, (iShape.com).

  CIRCULATION

     Total average circulation per issue is approximately 4.3 million copies for our tabloid publications and 4.0 million copies for our Weider publications, for an aggregate average circulation of 8.3 million copies. Our tabloid titles have historically had greater single copy circulation while our Weider titles are more subscription based. For fiscal 2003, approximately 88% of circulation revenue and 69% of total operating revenue were generated by single copy circulation and the remainder of circulation revenues by subscriptions.

     Single Copy Circulation. The following table sets forth average weekly single copy circulation and U.S. cover prices for our publications for the three fiscal years 2001, 2002 and 2003.

          AVERAGE WEEKLY SINGLE COPY CIRCULATION AND U.S. COVER PRICE

                                                            FOR FISCAL YEAR ENDED
                                                    -------------------------------------
                                                    MARCH 26,     MARCH 25,     MARCH 31,
                                                      2001          2002          2003
                                                    ---------     ---------     ---------
                                                       (CIRCULATION DATA IN THOUSANDS)
National Enquirer
  Single Copy Circulation.........................    1,657(2)      1,498(3)      1,402(4)
  Cover Price.....................................   $ 1.89(1)     $ 1.89(1)     $ 2.09(1)
Star
  Single Copy Circulation.........................    1,301(2)      1,205(3)      1,106(4)
  Cover Price.....................................   $ 1.89(1)     $ 1.89(1)     $ 2.09(1)
Globe
  Single Copy Circulation.........................      663(2)        601(3)        559(4)
  Cover Price.....................................   $ 1.89(1)     $ 1.89        $ 1.99(1)
National Examiner
  Single Copy Circulation.........................      335           285           263
  Cover Price.....................................   $ 1.89(1)     $ 1.89(1)     $ 1.99(1)
Weekly World News
  Single Copy Circulation.........................      254           207           178
  Cover Price.....................................   $ 1.69(1)     $ 1.69(1)     $ 1.79(1)
Sun
  Single Copy Circulation.........................      167           141           145
  Cover Price.....................................   $ 1.69(1)     $ 1.69(1)     $ 1.79(1)
Country Weekly
  Single Copy Circulation.........................      224           219           215
  Cover Price.....................................   $ 2.49(1)     $ 2.99(1)     $ 3.49(1)

---------------

(1) We increased the U.S. cover price on each of the National Enquirer, Star, Globe and National Examiner from $1.79 to $1.89 on March 13, 2001. On April 2, 2002, we expanded National Enquirer and Star to

    60 pages from 48 pages, comprised primarily of expanded news stories and additional celebrity photographs. The introduction of the 60 page issues was initiated with a price increase for National Enquirer and Star from $1.89 to $2.09. On April 1, 2003, we increased the U.S. cover price on National Enquirer and Star from $2.09 to $2.19. We increased the U.S. cover price on Globe and National Examiner to $1.99 on April 2, 2002. On April 1, 2003, we expanded the Globe from a 48 page to a 60 page format, accompanied with a cover price increase from $1.99 to $2.19. We increased the U.S. cover price on Weekly World News and Sun from $1.69 to $1.79 on April 2, 2002 and April 9, 2002 for Weekly World News and Sun, respectively. We increased the U.S. cover price on Country Weekly from $2.49 to $2.99 on June 26, 2001, and then to $3.49 on August 6, 2002.

(2) Amount includes nine expanded issues for National Enquirer and Star and seven expanded issues for the Globe that included 72 pages versus a regular issue of 48 pages and were priced at $2.89. Excluding these expanded issues, single copy circulation was 1,680,000, 1,321,000 and 671,000 for the National Enquirer, Star and Globe, respectively.

(3) Amount includes twelve expanded issues for National Enquirer and eleven expanded issues for both Star and Globe that included 72 pages versus a regular issue of 48 pages and were priced at $2.89. Excluding these expanded issues, single copy circulation was 1,525,000, 1,222,000 and 607,000 for the National Enquirer, Star and Globe, respectively.

(4) Amount includes eight expanded issues for National Enquirer and nine expanded issues for Star that included 84 pages versus a regular issue of 60 pages and were priced at $2.99. Amount includes thirteen expanded issues for Globe that included 72 pages versus a regular issue of 48 pages and were priced at $2.99. Excluding these expanded issues, single copy circulation was 1,405,000, 1,123,000 and 573,000 for the National Enquirer, Star and Globe, respectively.

     For fiscal 2003, single copy circulation for our tabloids and Country Weekly declined. Overall, these titles were down 6.9% in units while the overall checkout titles, as measured by the Audit Bureau of Circulation, were down 5.5%. Despite the unit circulation declines during fiscal 2003, we were able to increase our total tabloid retail dollars (the total amount of gross revenues generated by retailers) by 2.2% through prudent increases in our cover prices, while the overall industry's retail dollars increased by 1.6%. We believe that the principal factors contributing to the unit declines include, a general industry wide decline in single copy circulation of individual publications due to an increasing number of publications in the industry and diminished service levels from wholesalers who distribute magazines to retailers and fill the pockets at checkout counters as a result of consolidation among wholesalers and their related efforts to cut expenses. Additionally, we further believe that we have experienced declines above the industry average as a result of the October 2001 anthrax incident at our Boca Raton headquarters as well as increased competition from other publications and other forms of media, such as certain newspapers, television and internet sites concentrating on celebrity news.

     The following table sets forth total average circulation and subscription circulation per issue and U.S. cover prices for Weider's publications for the fiscal years ended March 2001, 2002 and 2003.

WEIDER'S TOTAL AVERAGE PAID CIRCULATION, SUBSCRIPTION CIRCULATION AND U.S. COVER
                                     PRICE

                                                              FOR FISCAL YEAR ENDED
                                                        ---------------------------------
                                                        MARCH 26,   MARCH 25,   MARCH 31,
                                                          2001        2002        2003
                                                        ---------   ---------   ---------
                                                         (CIRCULATION DATA IN THOUSANDS)
Muscle & Fitness
  Total Circulation...................................      452         449         428
  Subscription Circulation............................      210         216         218
  Cover Price.........................................   $ 5.99      $ 5.99      $ 5.99

                                                              FOR FISCAL YEAR ENDED
                                                        ---------------------------------
                                                        MARCH 26,   MARCH 25,   MARCH 31,
                                                          2001        2002        2003
                                                        ---------   ---------   ---------
                                                         (CIRCULATION DATA IN THOUSANDS)
Shape
  Total Circulation...................................    1,619       1,633       1,665
  Subscription Circulation............................    1,163       1,210       1,257
  Cover Price.........................................   $ 2.99      $ 3.99      $ 3.99
Men's Fitness
  Total Circulation...................................      607         595         664
  Subscription Circulation............................      521         504         565
  Cover Price.........................................   $ 3.99      $ 3.99      $ 3.99
Muscle & Fitness Hers
  Total Circulation...................................      197         264         256
  Subscription Circulation............................       19          68          82
  Cover Price.........................................   $ 3.99      $ 3.99      $ 3.99
Flex
  Total Circulation...................................      152         147         153
  Subscription Circulation............................       51          53          51
  Cover Price.........................................   $ 5.99      $ 5.99      $ 5.99
Fit Pregnancy
  Total Circulation...................................      520         518         508
  Subscription Circulation............................      410         416         411
  Cover Price.........................................   $ 4.95      $ 4.95      $ 4.95
Natural Health
  Total Circulation...................................      352         306         327
  Subscription Circulation............................      279         249         272
  Cover Price.........................................   $ 4.95      $ 4.95      $ 4.95

     Overall paid circulation for the Weider titles between fiscal 2003 versus 2002 is virtually flat. Newsstand circulation is down for Muscle & Fitness (23,000 copies), Shape (15,000 copies) and Muscle & Fitness Hers (22,000 copies), which is in line with the total newsstand market. We believe these declines are due to overall competition focusing on health and fitness.

  SUBSCRIPTION SALES

     Our strategy with respect to subscriptions seeks to optimize subscription revenues and profitability as opposed to subscription circulation. We accomplish this strategy by focusing on direct sales of our titles by us through inserts, direct mailings and in-house advertisements in the respective magazines. In fiscal 2003, approximately 12% of our total revenues from circulation were from subscription sales.

  ADVERTISING REVENUES

     Our advertising revenues are generated by national advertisers, including consumer product, broadcasting, entertainment, packaged goods and pharmaceutical advertisers, direct response and classified advertisers. Ad pages for the period from January to December 2002, as measured by the Publishers Information Bureau, have grown by 15.9% and 27.0% over the prior year period for National Enquirer and Star, respectively. During this time period the overall industry was down 7.1% in ad pages, as measured by the Publisher Information Bureau. We employ advertising sales people and maintain advertising sales offices in New York City, Chicago, Los Angeles, Detroit, Nashville, Miami, Boca Raton and Atlanta.

     Our Weider publications' advertising revenues are derived from vitamin, nutritional supplement, exercise equipment, sports apparel, beauty and packaged goods, and automotive advertisers. These advertisers use Weider's publications to reach an enthusiast-based readership focused on a health and fitness lifestyle. Our Weider publications employ advertising sales people and maintain advertising sales offices in New York, Chicago, Los Angeles and Detroit.

  EDITORIAL

     The editorial departments of our publications operate independently. The editorial headquarters for National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun, Mira! and Auto World are in Boca Raton, Florida. The tabloids also have editorial bureaus in Los Angeles, New York, Washington, D.C., Toronto and Las Vegas. Country Weekly and Country Music's editorial headquarters are located in Nashville, Tennessee. The editorial headquarters for Star will move to New York during our second quarter of fiscal 2004.

     In addition to their editorial staffs, National Enquirer, Star and Globe pay outside news sources for story ideas, for information regarding breaking stories and for exclusive stories regarding celebrities. They also pay free-lance photographers and free-lance reporters for their investigative journalism.

     The editorial departments for our Weider publications are located in Los Angeles and New York. As the leader in the health and fitness category, Weider attracts significant editorial content from health and fitness experts. We also have exclusive rights to receive editorial content for our Weider publications from many of the world's best competitive athletes in bodybuilding. Additionally, we are the exclusive magazine sponsor for certain International Federation of Bodybuilding events such as Mr. and Mrs. Olympia, Night of Champions and Arnold Classic.

  PRODUCTION AND DISTRIBUTION

     An unrelated third-party performs most of the pre-press operations for our publications and is responsible for transmitting them electronically to printing plants. We have a long-term printing agreement with an unrelated domestic printer to print National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun and Country Weekly through December 2015 for sales in the United States, Canada and, to the extent applicable, outside of North America (except for the United Kingdom). This same printer also prints the majority of our other publications. National Enquirer has a special United Kingdom edition, which is printed by another unrelated printer. Once printed, the copies are distributed primarily by 4 regional wholesalers, who we estimate represent 82% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 18%, in the United States and Canada, who deliver the requisite number of copies to approximately 150,000 retail sales locations. We believe our relationships with our printing companies are adequate and that there are printing facilities available elsewhere, should the need arise.

     The principal raw materials utilized by our publications are paper and ink. Paper is purchased directly from several suppliers based upon pricing and, to a lesser extent, availability. Both paper and ink are commodity products with pricing affected by demand, capacity and economic conditions. We believe that adequate sources of supply are, and will continue to be, available to fulfill our requirements. Our operating income may be significantly affected by the price of paper used in our publications. We have currently committed a significant portion of our volume and pricing requirements with our major suppliers through December 2005.

     A different unrelated third party performs most of the pre-press operations for the Weider properties and is responsible for transmitting them electronically to plants. This same unrelated third party also performs the printing for the Weider publications. Both the pre-press and printing contracts for the Weider publications expire in December 2005.

  MARKETING AND MERCHANDISING

     We have established, through DSI, our own marketing organization whose primary function is to arrange for the placement and merchandising of our publications and third-party publications at retail outlets throughout the United States and Canada.

     In addition to the services DSI provides for our publications, DSI acts as a "category captain" for approximately 40% (based on our estimates) of all new front-end racking programs accounting for 65% of all the racks placed annually in the United States and Canada by supermarkets and other retailers. Recently, DSI has begun to leverage its network of field representatives, which are regularly in retail outlets performing its services, by expanding its services to provide merchandising, resetting of rack programs and other information gathering services to consumer product companies outside the publishing industry. We have begun expanding the distribution of Weider's health and fitness titles utilizing DSI's retail relationships.

     Approximately every three years, supermarkets and other retailers typically redesign their front-end racks, generally as part of store renovations or new store openings. As a "category captain", DSI is selected by retailers to coordinate the design and installation of the front-end racks and the positioning of magazines for increased sales. Publishers, including AMI, which are allocated space on a rack enter into contracts directly with the retailer for the payment of fees (rack display payments) or other charges with respect to that space. DSI uses its role as category captain of new front-end rack programs initiated annually by retailers in the United States to achieve better placement of our publications and of the publications of DSI's third-party publishing clients.

     Some of DSI's third-party clients include Hachette, which publishes Woman's Day and Elle; Gruner + Jahr, which publishes Family Circle, Fitness, Parents and YM; Wenner Media Inc., which publishes US Weekly, Rolling Stone and Men's Journal; Newsweek, Inc., which publishes Newsweek; Bauer Publishing, which publishes First for Women, Woman's World and In-Touch, Rodale, Inc., which publishes Prevention, Men's Health and Organic Style, and General Mills, which publishes Pillsbury and Betty Crocker.

 OTHER BUSINESSES

     On November 27, 2000, we sold our 80% owned subsidiary, Frontline Marketing, ("FMI") to the minority shareholder for a $2.5 million note receivable. (See Note 9 to the Consolidated Financial Statements).

     We also had ancillary sales (primarily licensing and syndication sales) of $2.5 million in fiscal 2003.

     In connection with the Weider acquisition, we acquired Weider Interactive Networks, Inc. ("WIN"). WIN houses the online operations for Weider. WIN develops and tests new interactive consumer fitness information products in an effort to develop new revenue streams for Weider. In addition, WIN creates and operates companion websites and web-delivered applications for Weider's branded businesses, delivering both development expertise and networking services. Revenues are generated primarily from a subscription based interactive on-line weight loss and exercise program, (ishape.com), but also include advertising and branded product sales.

 COMPETITION

     National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun, Mira!, Country Music and Country Weekly compete in varying degrees with other publications sold at retailers' checkout counters, as well as forms of media concentrating on celebrity news, such as certain newspapers, magazines and television and radio programs. We believe that historical declines in single copy circulation of National Enquirer, Star, Globe and National Examiner have resulted in part from increased competition from these publications and forms of media. Competition for circulation is largely based upon the content of the publication, its placement in retail outlets and, to a lesser extent, its price. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results. We believe that our most significant direct competitors in the print media are AOL Time Warner Inc. (which publishes People, In Style and

Entertainment Weekly), Wenner Media, Inc., (which publishes US Weekly), and Bauer (which publishes In-Touch).

     Each of Weider's specialty consumer magazines faces competition in its subject area from a variety of publishers and competes for readers on the basis of the high quality of its targeted editorial content. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results. We believe that Weider's most significant direct competitors include Conde Nast Publications, Inc. (which publishes Self), Gruner + Jahr Publishing (which publishes Fitness, Parents and Child), Rodale Inc. (which publishes Men's Health and Organic Style), Wenner Media, Inc. (which publishes Men's Journal), Advanced Research Press (which publishes Muscular Development) and Muscle Media Publishing (which publishes Muscle Media).

     DSI competes with two other companies providing marketing and distribution services.

 EMPLOYEE RELATIONS

     We currently employ approximately 923 full-time employees and 1,393 part-time employees. Approximately 1,481 of our employees, including almost all of our part-time employees, work for DSI. None of our employees are represented by any union or other labor organization. We have had no strikes or work stoppages during the last five years. We believe that our relations with our employees are good.

ITEM 2.  PROPERTIES

     Our Boca Raton headquarters, which housed substantially all editorial operations (including photo, clipping and research libraries), executive offices and certain administrative functions, was closed on October 7, 2001 by the Palm Beach County Health Department when traces of anthrax were found on a computer keyboard following the death of one of our photo editors from inhalation anthrax. In response to the closure of our Boca Raton facility, we immediately implemented our hurricane disaster plan to produce all of our weekly publications as originally scheduled. While this inhibited the production of our publications, we printed all of our tabloids that week and we believe that our operations have substantially returned to normal. In February 2002, the Palm Beach County Health Department quarantined the Boca Raton facility for an additional 18 months. We entered into a two year lease for a 53,000 square foot facility two blocks from our Boca Raton headquarters which expires in February 2004. In May 2002, we reached a final settlement with our property insurance carrier and received payment. On April 17, 2003, the Company sold its anthrax-contaminated headquarters in Boca Raton, Florida to 5401 Broken Sound LLC. As a result of the sale, we will continue our two-year lease in the 53,000 square foot facility described above. 5401 Broken Sound LLC paid $40,000 as consideration for the transfer of ownership. As of March 31, 2003, we established a reserve of approximately $1 million to cover the anticipated remaining costs associated with the disposal of our proprietary property which is still in the building, as well as amounts due to unrelated third parties who assisted in the sale of the building.

     We also lease 11,800 square feet in New York, New York for advertising and editorial personnel, 16,400 square feet in Delray Beach, Florida for certain back office functions, 12,500 square feet in West Palm Beach, Florida for DSI and 4,200 square feet for Country Weekly and Country Music in Nashville, Tennessee. Various other smaller properties are leased primarily in New York, Los Angeles, Detroit, Chicago, Atlanta, Miami, Washington D.C. and Toronto for certain of our other operations. Further, our Weider properties lease 67,638 square feet in Woodland Hills, California and 39,844 square feet in New York, for advertising, editorial and support personnel. Various other properties are leased in Boston, Chicago and Harrogate, United Kingdom. We believe that all of our properties are in generally good condition and are adequate for current operations.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved in a number of litigation matters which have arisen in the ordinary course of our business. Because the focus of our publications often involves controversial celebrities or subjects, the risk of defamation or invasion of privacy litigation arises in the ordinary course of our business. Our experience suggests that the claims for damages made in such lawsuits are heavily inflated and, in any event, any reasonably foreseeable material liability or settlement would be covered by insurance. We have not experienced any difficulty obtaining such insurance and do not expect to experience any material difficulty in the future. We have provided a $1.9 million reserve as of March 31, 2003, for pending legal cases.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted to a vote of our security holders during the fourth quarter of fiscal 2003.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDERS

     All of the Company's common stock is owned by Media. Accordingly, there is no established public trading market for our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for each of the five fiscal years in the period ended March 31, 2003 below have been derived from the consolidated financial statements of the Company, which have been audited by independent certified public accountants. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Form 10-K. As discussed above, the parent of American Media Operations, Inc. was purchased on May 7, 1999 resulting in a change in the historical cost basis of various assets and liabilities. Accordingly, the historical financial information provided herein, for periods prior to May 7, 1999 is not comparable to post acquisition financial information. For purposes of presentation, all historical financial information for periods prior to May 7, 1999 will be referred to as the "Predecessor Company" and all periods subsequent to May 6, 1999 will be referred to as the "Company". The period from May 7, 1999 through March 27, 2000 will be referred to as the "Inception Period". [A solid black vertical line has been inserted in tables where financial information may not be comparable across periods.]

                               PREDECESSOR COMPANY                           THE COMPANY
                             ------------------------   -----------------------------------------------------
                                           SIX WEEKS     FORTY-SIX
                                              FROM      WEEKS FROM
                             FISCAL YEAR   MARCH 30,    MAY 7, 1999   FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                                ENDED       THROUGH       THROUGH        ENDED         ENDED         ENDED
                              MARCH 29,      MAY 6,      MARCH 27,     MARCH 26,     MARCH 25,     MARCH 31,
                                1999          1999         2000          2001          2002         2003(1)
                             -----------   ----------   -----------   -----------   -----------   -----------
                                                            ($'S IN THOUSANDS)
STATEMENT OF INCOME DATA:
Operating Revenues.........   $273,083      $29,535     $  275,843    $  372,201    $  368,131    $  399,733
Operating Expenses(2)......    207,684       22,771        236,071       309,631       321,298       283,077
                              --------      -------     ----------    ----------    ----------    ----------
Operating Income...........     65,399        6,764         39,772        62,570        46,833       116,656
Interest Expense...........    (46,897)      (4,837)       (57,466)      (71,742)      (65,167)      (60,065)
Other Income (Expense),
  Net(3)...................      2,943           25            125           751          (139)          288
                              --------      -------     ----------    ----------    ----------    ----------
Income before Income Taxes
  and Extraordinary
  Charge...................     21,445        1,952        (17,569)       (8,421)      (18,473)       56,879
Income Taxes...............     13,559        1,365          1,361         6,875         3,009        21,463
                              --------      -------     ----------    ----------    ----------    ----------
Income (Loss) before
  Extraordinary Charge.....      7,886          587        (18,930)      (15,296)      (21,482)       35,416
Extraordinary Charge, net
  of Income Taxes..........     (2,161)          --         (2,581)           --            --            --
                              --------      -------     ----------    ----------    ----------    ----------
Net Income (Loss)..........   $  5,725      $   587     $  (21,511)   $  (15,296)   $  (21,482)   $   35,416
                              ========      =======     ==========    ==========    ==========    ==========

                               PREDECESSOR COMPANY                           THE COMPANY
                             ------------------------   -----------------------------------------------------
                                           SIX WEEKS     FORTY-SIX
                                              FROM      WEEKS FROM
                             FISCAL YEAR   MARCH 30,    MAY 7, 1999   FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                                ENDED       THROUGH       THROUGH        ENDED         ENDED         ENDED
                              MARCH 29,      MAY 6,      MARCH 27,     MARCH 26,     MARCH 25,     MARCH 31,
                                1999          1999         2000          2001          2002         2003(1)
                             -----------   ----------   -----------   -----------   -----------   -----------
                                                            ($'S IN THOUSANDS)
BALANCE SHEET DATA:
Total Assets...............   $616,838          N/M     $1,166,964    $1,134,990    $1,083,492    $1,500,260
Total Debt.................    471,134          N/M        680,874       680,874       748,459     1,019,550
Total Stockholder's
  Equity...................     60,198          N/M        201,698       186,493        89,368       174,920
OTHER DATA:
EBITDA(4)..................   $ 97,509      $10,467     $   96,981       139,303       135,003       148,320
Depreciation...............     11,035        1,272         10,281        19,154        30,898        24,748
Amortization of
  Intangibles..............     21,075        2,431         46,928        57,579        57,272         6,916
Capital Expenditures.......     15,019          717         13,330        27,875        27,882        24,695

---------------

(1) Includes 8 weeks of operations of the Weider Properties, as well as 53 weeks of operations for the AMI titles. All prior annual periods presented include 52 weeks of operations.

(2) SFAS No. 142 was adopted during the fiscal year ended March 31, 2003, at which time we ceased amortization of goodwill and other indefinite lived intangible assets.

(3) Other income (expense) for the fiscal year ended March 26, 2001 includes minority interest income of $376,000 and interest income of $570,000. The fiscal years ended March 31, 2003 and March 25, 2002 includes $341,000 and $82,000 interest income, respectively, as well as miscellaneous non-recurring items.

(4) We define EBITDA as operating income before depreciation and amortization. EBITDA is not a measure of performance defined by accounting principles generally accepted in the United States of America ("GAAP"). EBITDA should not be considered in isolation or as a substitute for net income or cash flows from operating activities, which have been prepared in accordance with GAAP or as a measure of our operating performance, profitability or liquidity. We believe EBITDA provides useful information regarding our ability to service our debt, and we understand that such information is considered by certain investors to be an additional basis for evaluating a company's ability to pay interest and repay debt. EBITDA is a widely used performance measure for publishing companies and is provided here as a supplemental measure of operating performance to operating income calculated in accordance with GAAP. A reconciliation from operating income to EBITDA is as follows:

                           PREDECESSOR COMPANY                           THE COMPANY
                         ------------------------   -----------------------------------------------------
                                       SIX WEEKS     FORTY-SIX
                                          FROM      WEEKS FROM
                         FISCAL YEAR   MARCH 30,    MAY 7, 1999   FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                            ENDED       THROUGH       THROUGH        ENDED         ENDED         ENDED
                          MARCH 29,      MAY 6,      MARCH 27,     MARCH 26,     MARCH 25,     MARCH 31,
                           1999(2)        1999         2000          2001          2002          2003
                         -----------   ----------   -----------   -----------   -----------   -----------
                                                        ($'S IN THOUSANDS)
Operating Income.......    $65,399      $ 6,764       $39,772      $ 62,570      $ 46,833      $116,656(1)
  Add (Deduct):
  Depreciation and
     Amortization......     32,110        3,703        57,209        76,733        88,170        31,664
                           -------      -------       -------      --------      --------      --------
  EBITDA...............    $97,509      $10,467       $96,981      $139,303      $135,003      $148,320
                           =======      =======       =======      ========      ========      ========

---------------

     (1) Includes a $7.6 million gain on insurance settlement.

     (2) In previous disclosures we included adjustments to EBITDA which reflected $1.2 million of management fees included in other income in fiscal 1999. In response to recent SEC guidelines, we have excluded this adjustment from the reconciliation of EBITDA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of our financial condition and results of operations for the three fiscal years ended March 31, 2003. This discussion should be read in conjunction with our consolidated financial statements and the related notes thereto. Please note that our fiscal year ended March 31, 2003 includes 53 weeks of operations versus 52 weeks for the prior fiscal years.

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

     On January 23, 2003, we acquired Weider Publications, LLC, a newly formed company to which the magazine business of Weider Publications, Inc. and Weider Interactive Networks, Inc. had been contributed by Weider Health and Fitness, Weider Health and Fitness, LLC and Weider Interactive Networks, Inc. Weider Publications LLC currently publishes seven magazines, including Muscle & Fitness, Shape, Men's Fitness, Muscle & Fitness Hers, Flex, Fit Pregnancy and Natural Health. Accordingly, our fiscal 2003 results include 8 weeks of operations from the Weider Properties.

     In fiscal 2003 and 2002, approximately 79% and 84% of our total operating revenues were from circulation, respectively. Single copy sales accounted for approximately 88% of such circulation revenues in fiscal years 2003 and 2002, respectively, and the remainder was from subscription sales. Over the past three years, circulation revenues have been generally stable as circulation declines have been offset in part by increases in the cover prices of our publications.

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

RESULTS OF OPERATIONS

     Please note that our fiscal year ended March 31, 2003 includes 53 weeks of operations versus 52 weeks for the prior fiscal years. The additional 53rd week in the fiscal year ended March 31, 2003, provided $5.6 million of additional operating revenues. Further, fiscal 2003 includes 8 weeks of operations from the Weider Properties.

  COMPARISON OF FISCAL YEAR ENDED MARCH 31, 2003 TO FISCAL YEAR ENDED MARCH 25, 2002

     Total operating revenues were $399,733,000 for fiscal 2003. Operating revenues increased by $31,602,000 or 8.6%, from the prior year due to the Weider acquisition ($29,393,000), as well as an increase of $2,209,000 from the American Media titles. Circulation revenue increased by $5,280,000 primarily due to the Weider acquisition. American Media's circulation revenues declined by $3,529,000 primarily due to an increased discount to wholesalers of approximately $9 million.

     Circulation revenues (which include all single copy and subscription sales) were $314,089,000 for the current fiscal year. Circulation revenues increased by $5,280,000 or 1.7%, when compared to the prior fiscal year as mentioned above.

     Subscription revenues increased by $318,000, or 0.9%, when compared to the prior fiscal year. This increase was primarily due to the Weider acquisition.

     Advertising revenues were $61,303,000 for the current fiscal year. Advertising revenues increased by $21,388,000 or 53.6%, when compared to the prior fiscal year of $39,915,000. This increase was primarily due to the Weider acquisition ($19,645,000), coupled with a $1,744,000 (4%) increase for the AMI titles despite a weak industry-wide advertising climate.

     Total operating expenses for the current fiscal year decreased by $38,221,000 when compared to the prior fiscal year. This decrease was primarily due to the elimination of the amortization of goodwill and tradenames due to our adoption of SFAS No. 142 during the current fiscal year ($51,882,000), a net gain on our insurance settlement related to the Boca building ($7,613,000) and production savings for the American Media titles due to management's negotiation of production related agreements ($2,732,000). These amounts were partially offset by Weider's operating expenses ($24,627,000).

     Interest expense decreased for the current fiscal year by $5,102,000 to $60,065,000 compared to the same prior fiscal year. This decrease in interest expense relates to payments received in fiscal 2003 for various interest rate swap transactions ($7,255,000) and also a lower effective interest rate during fiscal 2003, partially offset by the increased debt incurred as a result of the Weider acquisition.

     Other income (expense) was $288,000 for fiscal 2003, compared to other expense of $(139,000) for fiscal 2002. Included in other income is interest income of $341,000 for fiscal 2003.

     Our effective income tax rates exceed the federal statutory income tax rate of 35% because of the effect of certain goodwill amortization, which is not deductible for income tax reporting purposes.

  COMPARISON OF FISCAL YEAR ENDED MARCH 25, 2002 TO FISCAL YEAR ENDED MARCH 26, 2001

     Total operating revenues were $368,131,000 for fiscal 2002. Operating revenues decreased by $4,070,000, or 1.1%, from the prior year. Results in the 2002 fiscal year reflect a loss of revenue from sold operations of $4.5 million. Circulation revenue for continuing publications decreased $4.1 million primarily due to the cancellation of several expanded issues and decreased newsstand copies sold, we believe primarily due to the anthrax incident. Advertising revenues increased 7.5%, from $37.1 million to $39.9 million, despite a weak industry-wide advertising climate.

     Circulation revenues (which include all single copy and subscription sales) were $308,809,000 for fiscal 2002. Circulation revenues decreased by $5,688,000 or 1.8%, when compared to the prior fiscal year.

     Subscription revenues increased by $1,470,000, or 4.2% for fiscal 2002, when compared to the prior fiscal year. This increase was primarily due to the August 2000 acquisition of Country Music Magazine, increased Globe subscription revenue due to both increased rates and unit volume and Country Weekly due to increased unit volume.

     Advertising revenues were $39,915,000 for fiscal 2002. Advertising revenues increased by $2,774,000 or 7.5% for fiscal 2002, when compared to the prior fiscal year of $37,141,000. This increase was primarily due to additional advertising from our core tabloids (National Enquirer and Star magazines, which increased 16% and 9%, respectively) and new advertising from MIRA! magazine and our custom publishing magazines. These increases were offset by decreased advertising revenue from Auto World Magazine as a result of a reduction in frequency from 22 issues in fiscal 2001 versus 14 issues in fiscal 2002.

     Total operating expenses for fiscal 2002 increased by $11,667,000 when compared to the prior fiscal year. This increase was primarily due to increased depreciation expense of $11,744,000 and increased production costs of $1,144,000. These increases were offset by a reduction in our editorial costs of $2,259,000, which were primarily the result of a reduction in frequency of Auto World Magazine described above.

     Interest expense decreased for fiscal 2002 by $6,575,000 to $65,167,000 compared to the same prior fiscal year. This decrease in interest expense relates to a lower average effective interest rate during fiscal 2002 and an average lower level of indebtedness despite our bond offering on February 14, 2002.

     Other income (expense) was $(139,000) for fiscal 2002, compared to other income of $751,000 for fiscal 2001. Included in other income was minority interest income of $376,000 for fiscal 2001.

     Our effective income tax rates exceed the federal statutory income tax rate of 35% because of the effect of certain goodwill amortization, which is not deductible for income tax reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

     We have substantially increased our indebtedness in connection with the Weider acquisition. Our liquidity requirements have been significantly increased, primarily due to increased interest and principal payment obligations under the Credit Agreement and our subordinated notes. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the Credit Agreement and the subordinated notes, to make capital expenditures and to cover working capital requirements. As of March 31, 2003, there were no amounts outstanding on the revolving credit facility. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the subordinated notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

     Our ability to make scheduled payments of principal and interest under the Credit Agreement and the subordinated notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

     At March 31, 2003, we had cash and cash equivalents of $40.5 million and a working capital deficiency of $46.6 million. We do not consider our working capital deficiency as a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficiencies result principally from:

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

     Historically, our primary sources of liquidity have been cash generated from operations and amounts available under our credit agreements, which have been used to fund shortfalls in available cash. Cash generated from operations for the fiscal year ended March 31, 2003 was used to fund working capital requirements, fund capital expenditures and to make term loan principal repayments.

     We made capital expenditures in the fiscal years ended March 31, 2003 and March 25, 2002 totaling $24.7 million and $27.9 million, respectively.

     At March 31, 2003, our outstanding indebtedness totaled $1,019.6 million, of which $468.8 million represented borrowings under the Credit Agreement. In connection with the acquisition of the Globe Properties in fiscal 2000, we increased our Credit Agreement by $90 million. Additionally, in connection with the acquisition of Weider Publications LLC, we further increased our credit facility by $140 million. The effective interest rate under the Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 31, 2003, was 4.3%, and the weighted average interest rates for the fiscal years 2001, 2002 and 2003 were 10.0%, 7.5% and 5.0%, respectively. On March 22, 2002, we amended our Credit Agreement. This amendment decreased the marginal interest rate on our term loans by 1% for a fee of $1,050,000.

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

     Effective March 26, 2002, we entered into two interest rate swap agreements, which effectively converted a portion of our fixed-rate debt to variable rate debt. The first agreement, which was originally scheduled to expire in May 2004, had a notional amount of $125 million. Under this agreement, we were to receive a fixed rate of 10.25% and were to pay LIBOR in arrears plus a spread of 5.265%. The second agreement, which was originally scheduled to expire in May 2005, had a notional amount of $25 million. Under this agreement, we were to receive a fixed rate of 10.25% and we were to pay LIBOR in arrears plus a spread of 4.885%. On June 29, 2002, we received $3,277,000 to terminate these two interest rate swap agreements. This amount received was recognized as a reduction of interest expense for the quarter ended June 24, 2002.

     Additionally, effective June 28, 2002, we entered into two new interest rate swap agreements, which effectively converted a portion of fixed-rate debt to variable rate debt. The first agreement, which was originally scheduled to expire in May 2004, had a notional amount of $125 million. Under this agreement, we were to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 6.49%. The second agreement, which was originally scheduled to expire in May 2005, had a notional amount of $25 million. Under this agreement, we were to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 5.99%. On October 8, 2002, we received $3,978,000 to terminate these two interest rate swap agreements, which was recognized as a reduction of interest expense for the fiscal year ended March 31, 2003. We currently have no interest rate swap agreements outstanding.

     We have no material assets or operations other than the investments in our subsidiaries. The subordinated notes are unconditionally guaranteed, on a senior subordinated basis, by all of our material subsidiaries. Each domestic subsidiary that will be organized in the future by us, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the subordinated notes on a senior subordinated basis. Note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. The note guarantors are our wholly owned domestic subsidiaries. At present, the note guarantors comprise all of our direct and indirect subsidiaries. Note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the Credit Agreement, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the Credit Agreement. Furthermore, the notes indenture permits note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. We have not presented separate financial statements and other disclosures concerning each of the note guarantors, as these disclosures are not applicable under SEC rules and regulations.

     So long as the factors set forth in the paragraph immediately above remain true and correct, under applicable SEC rules and regulations, our note guarantors will not need to individually comply with the reporting requirements of the Exchange Act, nor will we have to include separate financial statements and other disclosures concerning each of the note guarantors in its Exchange Act reports.

     The following table and discussion summarizes EBITDA for the fiscal years ended March 26, 2001, March 25, 2002 and March 31, 2003.

                                                      FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                                                         ENDED         ENDED         ENDED
                                                       MARCH 26,     MARCH 25,     MARCH 31,
                                                         2001          2002          2003
                                                      -----------   -----------   -----------
Operating Income....................................   $ 62,570      $ 46,833      $116,656(1)
Add (deduct):
  Depreciation and Amortization.....................     76,733        88,170        31,664
                                                       --------      --------      --------
EBITDA..............................................   $139,303      $135,003      $148,320
                                                       ========      ========      ========

---------------

(1) Includes a $7.6 million gain on insurance settlement.

     We define EBITDA as operating income before depreciation and amortization. EBITDA is not a measure of performance defined by GAAP. EBITDA should not be considered in isolation or as a substitute for net income or cash flows from operating activities, which have been prepared in accordance with GAAP or as a measure of our operating performance, profitability or liquidity. We believe EBITDA provides useful information regarding our ability to service our debt, and we understand that such information is considered by certain investors to be an additional basis for evaluating a company's ability to pay interest and repay debt. EBITDA is a widely used performance measure for publishing companies and is provided here as a supplemental measure of operating performance to operating income calculated in accordance with GAAP.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards change the accounting for business combinations by, among other things, prohibiting the use of pooling-of-interests accounting. In addition, SFAS No. 142 prescribes that, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, are no longer amortized. We ceased amortizing goodwill and other indefinite lived intangible assets in fiscal 2003. Goodwill and indefinite lived intangible assets must be periodically assessed for impairment using fair value measurement techniques. The Company completed its initial impairment review as of the beginning of fiscal 2003, and found no impairment. All remaining and future acquired goodwill and other indefinite lived intangible assets will be subject to an annual impairment test, or earlier if indicators of potential impairment exist, using a fair-value based approach. The Company performed its annual impairment test for fiscal 2003 as of the beginning of the fourth quarter of fiscal 2003 and found no impairment.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Our adoption of this Statement, at the beginning of fiscal year 2003, did not have a significant impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 superceded EITF Consensus No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 affects the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are effective for guarantees issued or modified after December 31, 2002. We do not expect the adoption of the initial recognition and measurement provisions of this Interpretation to have a material effect on our consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46")". This Interpretation requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not have any SPE's, therefore, the adoption of this Interpretation will have no effect on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003. We do not expect the implementation of SFAS No. 149 to have a material impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the implementation of SFAS No. 150 to have a material impact on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, reserves for sales returns and allowances and the recoverability of long-lived assets including excess of purchase price over net assets acquired. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates which would effect our reported results from operations. We believe the following is a description of the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

     Allowances for doubtful accounts are estimated losses resulting from our customers' failure to make required payments. We continually monitor collections from customers and provide a provision for estimated credit losses. We aggressively pursue collection efforts on these overdue accounts. If future payments by our customers were to differ from our estimates, we may need to increase or decrease our allowances for doubtful accounts.

     Revenues from copy sales are net of reserves provided for expected sales returns, which are established in accordance with GAAP after considering such factors as sales history and available market information. We continually monitor the adequacy of the reserves and make adjustments when necessary.

     We record purchase price allocations for our acquisitions based on preliminary information received at the date of acquisition and based on our acquisition experience. These allocations are subject to adjustments and are finalized once additional information concerning asset and liability valuations is obtained, typically from an independent appraisal. The final asset and liability fair values may differ from the preliminary allocations. If the final allocations for the acquisitions differ from the preliminary allocations, we may need to increase or decrease our depreciation and/or amortization expense for the acquired assets.

     We periodically evaluate whether events or circumstances have occurred that would indicate that long-lived assets, including property and equipment, goodwill and other intangible assets, may not be recoverable or that the remaining useful life may be impaired. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected future cash flows resulting from the use of the asset. If the results of this testing indicates an impairment of the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of its cash inflows and outflows several years into the future and only takes into consideration circumstances known at the time of the impairment test. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge to the carrying value of the asset in the future.

FORWARD-LOOKING STATEMENTS

     Some of the information presented in this Form 10-K constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

- our high degree of leverage and significant debt service obligations,
- our ability to increase circulation and advertising revenues,
- market conditions for our publications,
- our ability to develop new publications and services,
- outcomes of pending and future litigation,
- the effects of terrorism, including bio-terrorism, on our business,
- increasing competition by domestic and foreign media companies,
- lower than expected valuations associated with cash flows and revenues may result in the inability to realize the value of recorded intangibles and goodwill,
- changes in the costs of paper used by us,
- any future changes in management,
- general risks associated with the publishing industry,
- declines in spending levels by advertisers and consumers,
- the ability in a challenging environment to continue to develop new sources of circulation,
- increased costs and business disruption resulting from diminished service levels from our wholesalers, and
- the introduction and increased popularity over the long term of alternative technologies for the provision of news and information.

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

     Effective March 26, 2002, we entered into two interest rate swap agreements, which effectively converted a portion of our fixed-rate debt to variable rate debt. The first agreement, which was originally scheduled to expire in May 2004, had a notional amount of $125 million. Under this agreement, we were to receive a fixed rate of 10.25% and were to pay LIBOR in arrears plus a spread of 5.265%. The second agreement, which was originally scheduled to expire in May 2005, had a notional amount of $25 million. Under this agreement, we were to receive a fixed rate of 10.25% and we were to pay LIBOR in arrears plus a spread of 4.885%. On June 29, 2002, we received $3,277,000 to terminate these two interest rate swap agreements. This amount received was recognized as a reduction of interest expense for the quarter ended June 24, 2002.

     Additionally, effective June 28, 2002, we entered into two new interest rate swap agreements, which effectively converted a portion of fixed-rate debt to variable rate debt. The first agreement, which was originally scheduled to expire in May 2004, had a notional amount of $125 million. Under this agreement, we were to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 6.49%. The second agreement, which was originally scheduled to expire in May 2005, had a notional amount of $25 million. Under this agreement, we were to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of

5.99%. On October 8, 2002, we received $3,978,000 to terminate these two interest rate swap agreements, which was recognized as a reduction of interest expense for the fiscal year ended March 31, 2003. We currently have no interest rate swap agreements outstanding.

     The following table presents the future principal payment obligations and weighted average interest rates (excluding any amounts that may be borrowed under the credit commitment or required to be prepaid under the excess cash flow provision) associated with our existing long-term instruments assuming our actual level of indebtedness (dollars in 000's):

                                                           FISCAL YEAR
                                   -----------------------------------------------------------
                                    2004     2005     2006      2007       2008     THEREAFTER
                                   ------   ------   ------   --------   --------   ----------
$400,000 Fixed Rate (10.25%).....      --       --       --         --         --    $400,000
$150,000 Fixed Rate (8.875%).....                                                    $150,000
$740 Fixed Rate (11.625%)........      --   $  740       --         --         --          --
Term Loan and Revolving Credit
  Facility Variable Rate (4.3% as
  of March 31, 2003).............  $6,539   $7,032   $7,524   $336,264   $111,451          --

     Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. Pro forma for the additional $140 million of debt incurred on January 23, 2003 as a result of the Weider transaction, a 1% change in our weighted interest rate on our variable debt would have resulted in a change of $4.7 million in our interest expense for the year ended March 31, 2003.

     Our primary market risk exposures relate to (1) the interest rate risk on long-term and short-term borrowings, (2) our ability to refinance our senior subordinated notes at maturity at market rates, (3) the impact of interest rate movements on our ability to meet interest expense requirements and comply with financial covenants and (4) the impact of interest rate movements on our ability to obtain adequate financing to fund acquisitions. We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our ability to refinance existing debt, we continue to evaluate our financial position on an ongoing basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:

                                                              PAGE(S)
                                                              -------
Independent Auditors' Reports...............................   23-25
Consolidated Balance Sheets as of March 25, 2002 and March
  31, 2003..................................................      26
Consolidated Statements of Income (Loss) for the Three
  Fiscal Years in the Period Ended March 31, 2003...........      27
Consolidated Statements of Comprehensive Income (Loss) for
  the Three Fiscal Years in the Period Ended March 31,
  2003......................................................      28
Consolidated Statements of Stockholder's Equity for the
  Three Fiscal Years in the Period Ended March 31, 2003.....      29
Consolidated Statements of Cash Flows for the Three Fiscal
  Years in the Period Ended March 31, 2003..................      30
Notes to Consolidated Financial Statements..................      31

     Schedules have been omitted since the information is not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of American Media Operations, Inc.:

     We have audited the accompanying consolidated balance sheet of American Media Operations, Inc., a wholly-owned subsidiary of American Media, Inc., and subsidiaries (the "Company") as of March 31, 2003 and the related consolidated statements of income (loss), comprehensive income (loss), stockholder's equity, and cash flows for the fiscal year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the fiscal year 2003 consolidated financial statements based on our audit. The Company's consolidated financial statements as of March 25, 2002 and for each of the years in the two-year period then ended, before the inclusion of the revised disclosures discussed in Notes 1 and 3 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated May 10, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such 2003 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2003 and the results of its operations and its cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in fiscal year 2003 to conform to Statement of Financial Accounting Standards No. 142.

     As discussed above, the consolidated financial statements of the Company, as of March 25, 2002 and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows: (a) as described in Note 3 under the heading "Goodwill and Other Intangible Assets", these consolidated financial statements have been revised to include the disaggregation of other intangible assets and the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of March 26, 2002. Our audit procedures with respect to other intangible assets as of March 25, 2002 described in Note 3 included (i) agreeing the previously reported amounts to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the disaggregation. Our audit procedures with respect to the transitional disclosures in Note 3 for fiscal year 2002 and fiscal year 2001 included (i) agreeing the previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income; (b) accrued legal expense as of March 25, 2002 has been disaggregated from other accrued expenses under the heading "Accrued Expenses" in Note 1. Our audit procedures with respect to accrued legal expense as of March 25, 2002 described in Note 1 included (i) agreeing the previously reported amounts to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the disaggregation; and (c) rent expense for fiscal year 2002 and fiscal year 2001 has been disclosed in Note 13. Our audit procedures with respect to rent expense described in Note 13 included agreeing the amounts for fiscal year 2002 and fiscal year 2001 to the Company's underlying records obtained from management. In our opinion, such disclosures and disaggregations are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the fiscal year 2002 and fiscal year 2001 consolidated financial statements of the Company other than with respect to such disclosures and disaggregations, and accordingly, we do not express an opinion or any other form of assurance on the fiscal year 2002 and fiscal year 2001 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
June 2, 2003

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

ARTHUR ANDERSEN LLP

New York, New York
May 10, 2002

NOTE: The report of Arthur Andersen LLP presented above is a copy of a previously issued Arthur Andersen LLP report. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

NOTE: The consolidated financial statements as of March 25, 2002 and for each of the years in the two-year period then ended have been revised to include:
      (i) the disaggregation of other intangible assets and transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of March 26, 2002 (see Note 3 under the heading "Goodwill and Other Intangible Assets"); (ii) the disaggregation of accrued legal expense as of March 25, 2002 from other accrued expenses under the heading "Accrued Expenses" in Note 1; and (iii) the disclosure of rent expense for fiscal year 2002 and fiscal year 2001 under the heading "Operating Leases" in Note 13. The report of Arthur Andersen LLP presented above does not extend to these changes.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 25, 2002 AND MARCH 31, 2003
                      (IN 000'S, EXCEPT SHARE INFORMATION)

                                                              MARCH 25,    MARCH 31,
                                                                 2002         2003
                                                              ----------   ----------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   18,676   $   40,475
  Receivables, net..........................................      28,453       52,553
  Inventories...............................................      18,014       18,422
  Prepaid expenses and other................................       5,444        9,601
                                                              ----------   ----------
    Total current assets....................................      70,587      121,051
                                                              ----------   ----------
PROPERTY AND EQUIPMENT:
  Land and buildings........................................       6,611        4,104
  Machinery, fixtures and equipment.........................      23,923       34,564
  Display racks.............................................      44,931       43,427
                                                              ----------   ----------
                                                                  75,465       82,095
  Less -- accumulated depreciation..........................     (31,667)     (35,987)
                                                              ----------   ----------
                                                                  43,798       46,108
                                                              ----------   ----------
LONG TERM NOTE RECEIVABLE, net..............................         759        1,415
                                                              ----------   ----------
DEFERRED DEBT COSTS, net....................................      22,827       30,560
                                                              ----------   ----------
GOODWILL, net of accumulated amortization of $74,757........     455,731      659,052
                                                              ----------   ----------
OTHER INTANGIBLES, net of accumulated amortization of
  $87,022 and $93,938 in 2002 and 2003, respectively........     489,790      642,074
                                                              ----------   ----------
                                                              $1,083,492   $1,500,260
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of term loan..............................  $    9,914   $    9,813
  10.38% Senior Subordinated Notes Due 2002.................         134           --
  Accounts payable..........................................      19,358       30,730
  Accrued expenses..........................................      33,821       79,914
  Deferred revenues.........................................      31,301       47,217
                                                              ----------   ----------
    Total current liabilities...............................      94,528      167,674
                                                              ----------   ----------
PAYABLE TO PARENT COMPANY...................................       2,227        2,173
                                                              ----------   ----------
LONG TERM DEBT:
  Term Loan, net of current portion.........................     337,671      458,997
  10.25% Senior Subordinated Notes Due 2009.................     400,000      400,000
  Bond premium on 10.25% Senior Subordinated Notes Due
    2009....................................................         750          633
  8.875% Senior Subordinated Notes Due 2011.................          --      150,000
  11.63% Senior Subordinated Notes Due 2004.................         740          740
                                                              ----------   ----------
                                                                 739,161    1,010,370
                                                              ----------   ----------
DEFERRED INCOME TAXES.......................................     158,208      145,123
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock, $.20 par value; 7,507 shares issued and
    outstanding.............................................           2            2
  Additional paid-in capital................................     223,389      273,480
  Accumulated other comprehensive income (loss).............        (359)        (314)
  Retained deficit..........................................    (133,664)     (98,248)
                                                              ----------   ----------
    Total stockholder's equity..............................      89,368      174,920
                                                              ----------   ----------
                                                              $1,083,492   $1,500,260
                                                              ==========   ==========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
         FOR THE THREE FISCAL YEARS IN THE PERIOD ENDED MARCH 31, 2003
                                   (IN 000'S)

                                                              FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                                                                 ENDED         ENDED         ENDED
                                                               MARCH 26,     MARCH 25,     MARCH 31,
                                                                 2001          2002          2003
                                                              -----------   -----------   -----------
OPERATING REVENUES:
  Circulation...............................................   $314,497      $308,809      $314,089
  Advertising...............................................     37,141        39,915        61,303
  Other.....................................................     20,563        19,407        24,341
                                                               --------      --------      --------
                                                                372,201       368,131       399,733
                                                               --------      --------      --------
OPERATING EXPENSES:
  Editorial.................................................     39,286        37,027        39,967
  Production................................................    103,132       104,275       107,687
  Distribution, circulation and other cost of sales.........     49,430        49,914        56,857
  Selling, general and administrative expenses..............     41,050        41,912        54,515
  Gain on insurance settlement..............................         --            --        (7,613)
  Depreciation and amortization.............................     76,733        88,170        31,664
                                                               --------      --------      --------
                                                                309,631       321,298       283,077
                                                               --------      --------      --------
OPERATING INCOME............................................     62,570        46,833       116,656
INTEREST EXPENSE............................................    (71,742)      (65,167)      (60,065)
OTHER INCOME (EXPENSE), net.................................        751          (139)          288
                                                               --------      --------      --------
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES..............................................     (8,421)      (18,473)       56,879
PROVISION FOR INCOME TAXES..................................      6,875         3,009        21,463
                                                               --------      --------      --------
NET INCOME (LOSS)...........................................   $(15,296)     $(21,482)     $ 35,416
                                                               ========      ========      ========

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
         FOR THE THREE FISCAL YEARS IN THE PERIOD ENDED MARCH 31, 2003
                                   (IN 000'S)

                                                              FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                                                                 ENDED         ENDED         ENDED
                                                               MARCH 26,     MARCH 25,     MARCH 31,
                                                                 2001          2002          2003
                                                              -----------   -----------   -----------
Net income (loss)...........................................   $(15,296)     $(21,482)      $35,416
                                                               --------      --------       -------
Other comprehensive income (loss):
Interest rate swap adjustment...............................         --          (359)          359
Foreign currency translation adjustments....................         --            --          (314)
                                                               --------      --------       -------
Other comprehensive income (loss)...........................         --          (359)           45
                                                               --------      --------       -------
Comprehensive income (loss).................................   $(15,296)     $(21,841)      $35,461
                                                               ========      ========       =======

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
         FOR THE THREE FISCAL YEARS IN THE PERIOD ENDED MARCH 31, 2003
                      (IN 000'S, EXCEPT SHARE INFORMATION)

                                                                 ACCUMULATED
                                  COMMON STOCK     ADDITIONAL       OTHER       RETAINED
                                 ---------------    PAID-IN     COMPREHENSIVE   EARNINGS
                                 SHARES   AMOUNT    CAPITAL     INCOME (LOSS)   (DEFICIT)    TOTAL
                                 ------   ------   ----------   -------------   ---------   --------
Balance, March 27, 2000........  7,507      $2      $223,207        $  --       $ (21,511)  $201,698
Net loss.......................     --      --            --           --         (15,296)   (15,296)
Non-cash compensation charge...     --      --            91           --              --         91
                                 -----      --      --------        -----       ---------   --------
Balance, March 26, 2001........  7,507       2       223,298           --         (36,807)   186,493
Net loss.......................     --      --            --           --         (21,482)   (21,482)
Non-cash compensation charge...     --      --            91           --              --         91
Interest rate swap
  adjustment...................     --      --            --         (359)             --       (359)
Dividend.......................     --      --            --           --         (75,375)   (75,375)
                                 -----      --      --------        -----       ---------   --------
Balance, March 25, 2002........  7,507       2       223,389         (359)       (133,664)    89,368
Net income.....................     --      --            --           --          35,416     35,416
Non-cash compensation charge...     --      --            91           --              --         91
Interest rate swap
  adjustment...................     --      --            --          359              --        359
Foreign currency translation
  adjustments..................     --      --            --         (314)             --       (314)
Capital contribution...........     --      --        50,000           --              --     50,000
                                 -----      --      --------        -----       ---------   --------
Balance, March 31, 2003........  7,507      $2      $273,480        $(314)      $ (98,248)  $174,920
                                 =====      ==      ========        =====       =========   ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE FISCAL YEARS IN THE PERIOD ENDED MARCH 31, 2003
                                   (IN 000'S)

                                                              FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                                                                 ENDED         ENDED         ENDED
                                                               MARCH 26,     MARCH 25,     MARCH 31,
                                                                 2001          2002          2003
                                                              -----------   -----------   -----------
Cash Flows from Operating Activities:
  Net income (loss).........................................   $(15,296)     $ (21,482)    $  35,416
                                                               --------      ---------     ---------
Adjustments to reconcile net income (loss) to net cash
  provided from operating activities:
  (Gain) loss on sale of assets.............................         --           (519)           89
  Bond premium amortization.................................         --             --          (117)
  Depreciation and amortization.............................     76,733         88,170        31,664
  Non-cash compensation charge..............................         91             91            91
  Deferred debt cost amortization...........................      3,027          3,514         4,919
  Deferred income tax provision (benefit)...................     (1,517)        (5,868)       (4,679)
  Decrease (increase) in -- net of acquisition --
    Receivables.............................................    (15,851)        (2,719)       (6,291)
    Inventories.............................................     (1,127)        (3,913)        3,613
    Prepaid expenses and other..............................      2,947           (476)       (2,909)
  Increase (decrease) in -- net of acquisition --
    Accounts payable........................................      4,949        (10,799)        5,672
    Accrued expenses........................................    (15,445)            54        (3,734)
    Payable to Parent Company...............................        803            117           (54)
    Accrued interest........................................     (3,015)           940         8,987
    Accrued and current deferred income taxes...............     (1,567)        (4,246)        6,693
    Deferred revenues.......................................        788         (2,541)        2,746
                                                               --------      ---------     ---------
      Total adjustments.....................................     50,816         61,805        46,690
                                                               --------      ---------     ---------
      Net cash provided by operating activities.............     35,520         40,323        82,106
                                                               --------      ---------     ---------
Cash Flows from Investing Activities:
  Capital expenditures......................................    (27,875)       (27,882)      (24,695)
  Allocable insurance proceeds for carrying value of Boca
    facility................................................         --             --         3,785
  Proceeds from retired assets..............................         --             --           154
  Payment received on long term note receivable.............         --             --           416
  Acquisition of business, net of cash acquired.............    (10,050)        (1,807)     (339,342)
                                                               --------      ---------     ---------
    Net cash used in investing activities...................    (37,925)       (29,689)     (359,682)
                                                               --------      ---------     ---------
Cash Flows from Financing Activities:
  Term loan and revolving credit facility principal
    repayments..............................................    (12,000)      (110,415)      (18,909)
  Proceeds from term loan and revolving credit facility
    borrowings..............................................     12,000         28,000       140,000
  Proceeds from new senior subordinated indebtedness........         --        150,750       150,000
  Dividend payment..........................................         --        (75,375)           --
  Capital contribution......................................         --             --        41,250
  Payment of deferred debt costs............................         --         (5,917)      (12,652)
                                                               --------      ---------     ---------
    Net cash provided by (used in) financing activities.....         --        (12,957)      299,689
Effect of Exchange Rate Changes on Cash.....................         --             --          (314)
                                                               --------      ---------     ---------
Net Increase (Decrease) in Cash and Cash Equivalents........     (2,405)        (2,323)       21,799
Cash and Cash Equivalents, Beginning of Period..............     23,404         20,999        18,676
                                                               --------      ---------     ---------
Cash and Cash Equivalents, End of Period....................   $ 20,999      $  18,676     $  40,475
                                                               ========      =========     =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for --
    Income taxes............................................   $    288      $  11,821     $  19,052
    Interest................................................   $ 71,530      $  60,026     $  46,420
  Non-cash equity interest in EMP LLC in connection with the
    Weider acquisition......................................   $     --      $      --     $   8,750

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (DOLLARS IN THOUSANDS IN ALL TABLES)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of American Media Operations, Inc., a wholly-owned subsidiary of American Media, Inc. ("Media"), and its subsidiaries (collectively, the "Company"). Media's parent entity is EMP Group LLC. The Company publishes six weekly publications: National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun, two bi-weekly publications, Country Weekly and MIRA, and other monthly magazines, including Auto World Magazine. In addition and as a result of the January 2003 acquisition of Weider Publications LLC, the Company publishes seven magazines, including Muscle & Fitness, Shape, Men's Fitness, Muscle & Fitness Hers, Flex, Fit Pregnancy and Natural Health. Included in our fiscal year ended March 31, 2003 are 8 weeks of operations from Weider properties. One of the Company's subsidiaries, Distribution Services, Inc. ("DSI"), arranges for the placement and merchandising of our publications and third party publications at retail outlets throughout the United States and Canada. All significant intercompany transactions and balances have been eliminated in consolidation.

     Our fiscal year, which ends on the last Monday in March, includes 53 weeks for the fiscal year ended March 31, 2003 compared to 52 weeks for the fiscal years ended March 25, 2002 and March 26, 2001. The additional 53rd week in the fiscal year ended March 31, 2003, provided $5.6 million of additional operating revenues.

  REVENUE RECOGNITION

     Substantially all publication sales, except subscriptions, are made through unrelated distributors. Issues, other than special topic issues, are placed on sale approximately one week prior to the issue date for our weekly publications; however, circulation revenues and related expenses are recognized for financial statement purposes on an issue date basis (i.e., off sale date). Special topic and monthly issues revenue and related expenses are recognized at the on sale date. On or about the date each issue is placed on sale, we receive a percentage of the issue's estimated sales proceeds for our publications as an advance from the distributors. All of our publications are sold with full return privileges.

     Revenues from copy sales are net of reserves provided for expected sales returns, which are established in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"), after considering such factors as sales history and available market information. We continually monitor the adequacy of the reserves and make adjustments when necessary. Revenues are also net of product placement costs ("retail display allowances") paid to the retailers.

     Subscriptions received in advance of the issue date are recognized as income over the term of the subscription as they are fulfilled and mailed to the subscriber. Advertising revenues are recognized in the period in which the related advertising appears in the publications.

     Deferred revenues are comprised of the following:

                                                               2002      2003
                                                              -------   -------
Single copy.................................................  $ 8,103   $ 7,971
Subscriptions...............................................   22,666    38,376
Advertising.................................................      532       870
                                                              -------   -------
                                                              $31,301   $47,217
                                                              =======   =======

     Other revenues, primarily from marketing services performed for third parties by DSI, are recognized when the service is performed.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

  PROPERTY AND EQUIPMENT

     We use the straight-line depreciation method for financial reporting. The estimated lives used in computing depreciation for financial reporting purposes are 20 years for buildings, 3 years for display racks and 3 to 10 years for all other depreciable fixed assets. Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the lease term or the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred; significant renewals and betterments are capitalized.

  INVENTORIES

     Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation, which approximates market value. Inventories are comprised of the following:

                                                               2002      2003
                                                              -------   -------
Raw materials -- paper......................................  $12,260   $11,154
Finished product -- paper, production and distribution costs
  of future issues..........................................    5,754     7,268
                                                              -------   -------
                                                              $18,014   $18,422
                                                              =======   =======

  ACCRUED EXPENSES

     A summary of accrued expenses consists of the following:

                                                               2002      2003
                                                              -------   -------
Interest....................................................  $12,778   $21,765
Weider Advertising (see footnote 2).........................       --    11,503
Retail display allowance....................................    8,355    10,626
Weider acquisition working capital adjustment...............       --     7,301
Personnel and related costs (see footnote 2)................    2,315     5,994
Unpaid Subscription Production Allowance (see footnote 2)...       --     3,198
Legal.......................................................      272     2,079
Accrued taxes...............................................    3,066    10,292
Other.......................................................    7,035     7,156
                                                              -------   -------
                                                              $33,821   $79,914
                                                              =======   =======

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand or deposited in demand deposit accounts with financial institutions and highly liquid investments with an original maturity of three months or less. Bank overdrafts of $15,323,200 have been recorded in accounts payable.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

  IMPAIRMENT OF LONG-LIVED ASSETS

     We review long-lived tangible assets and definite-lived intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis. Certain useful lives related to the Company's Boca Raton headquarters were determined to be inappropriate by management during the 2002 fiscal year and thus their carrying values were reduced accordingly (see Note 12).

  INCOME TAXES

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

  ADVERTISING COSTS

     Media advertising costs included in selling, general and administrative expense are expensed as incurred. The amounts charged to operations for media advertising during fiscal 2001, 2002 and 2003 were approximately $9.5 million, $5.0 million and $2.1 million, respectively.

  DEFERRED DEBT COSTS

     Costs incurred in connection with obtaining financing are deferred and amortized using the effective interest method as a charge to interest expense over the terms of the related borrowings.

  COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The following types of items are to be considered in computing comprehensive income: certain SFAS No. 133 derivative gain/loss, foreign currency translation adjustments, pension liability adjustments and unrealized gain/loss on securities available for sale.

  SEGMENT INFORMATION

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. The Statement requires information to be reported by operating segment on the same basis as that used to evaluate performance internally. We have determined that all of our operating segments meet the criteria under SFAS No. 131 to be aggregated into one reporting segment.

  DERIVATIVES AND HEDGING

     The Company reports all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, depending on the designation of the derivative. Changes in the fair value of derivatives that are not designated as a hedge are reported immediately in earnings.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

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

  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards change the accounting for business combinations by, among other things, prohibiting the use of pooling-of-interests accounting. In addition, SFAS No. 142 prescribes that, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, are no longer amortized. We ceased amortizing goodwill and other indefinite lived intangible assets in fiscal 2003. Goodwill and indefinite lived intangible assets must be periodically assessed for impairment using fair value measurement techniques. The Company completed its initial impairment review as of the beginning of fiscal 2003, and found no impairment. All remaining and future acquired goodwill and other indefinite lived intangible assets will be subject to an annual impairment test, or earlier if indicators of potential impairment exist, using a fair-value based approach. The Company performed its annual impairment test for fiscal 2003 as of the beginning of the fourth quarter of fiscal 2003 and found no impairment.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Our adoption of this Statement, at the beginning of fiscal year 2003, did not have a significant impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 superceded EITF Consensus No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 affects the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are effective for guarantees issued or modified after December 31, 2002. We do not expect the adoption of the initial recognition and measurement provisions of this Interpretation to have a material effect on our consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46")". This Interpretation requires variable interest entities (commonly referred to as SPEs) to be

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not have any SPE's, therefore, the adoption of this Interpretation will have no effect on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003. We do not expect the implementation of SFAS No. 149 to have a material impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the implementation of SFAS No. 150 to have a material impact on our consolidated financial statements.

(2) ACQUISITIONS

     On November 1, 1999, the Company acquired all of the common stock of Globe Communications Corp. and certain of the publishing assets and liabilities of Globe International, Inc. (collectively, the "Globe Properties") for total consideration of approximately $105 million, including approximately $100 million in cash and $5 million in equity of EMP Group LLC (the "Globe Acquisition"). The Globe Properties consist of several tabloid style magazines, including Globe, National Examiner and Sun, as well as other titles including Mini Mags.

     On July 11, 2000, the Company and the former owner of the Globe Properties signed an agreement whereby the existing voting shareholders of EMP Group LLC repurchased the $5 million of equity in EMP Group LLC originally issued to the former owner. Concurrent with this purchase, the former owner and his son resigned their positions as directors of the board of Media.

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

     On January 23, 2003, the Company and EMP Group LLC (the "Buyers") acquired Weider Publications LLC (the "Weider Acquisition"), a newly formed company to which the magazine business of Weider Publications, Inc. and Weider Interactive Networks, Inc. had been contributed by Weider Health and Fitness, Weider Health and Fitness LLC and Weider Interactive Networks, Inc., collectively, (the "Sellers"). The aggregate purchase price was $357.3 million, which includes a post-closing working capital adjustment of $7.3 million. The Company's consolidated financial statements include the results of operations of Weider Publications LLC from the date of acquisition.

     Prior to the Weider acquisition, Weider Health and Fitness had contributed its publications and related assets into a newly formed limited liability company, Weider Publications LLC, which now owns all assets

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES relating to the acquired business, including the capital stock of certain foreign subsidiaries. This was accomplished pursuant to an asset contribution agreement, which provided that subsidiaries of the Sellers retain liability for pre-closing taxes, specified employee benefit matters and debt for borrowed money related to the acquired business. At the closing, the Sellers' retained limited liability company units of Weider Publications LLC were exchanged for limited liability company units of EMP Group LLC.

     Under the purchase agreement, the Sellers will, subject to caps and deductibles, indemnify the Buyers for losses arising from the failure of any representation or warranty made by the Sellers to be true or the failure of any of those entities to perform their obligations under the purchase agreement and the related documents. The Sellers will also indemnify the Buyers for specified excluded liabilities of the acquired business, including pre-closing taxes. Pursuant to the purchase agreement, the Buyers will indemnify the Sellers for losses arising from liabilities that the acquired business retains, the failure of any representation or warranty made by us to be true or our failure to perform our obligations under the purchase agreement and the related documents.

     In general, the representations and warranties in the purchase agreement survive closing and expire 18 months after the closing date. The representations and warranties relating to organization and authority, capitalization, tax matters, employee benefits and brokers' fees will survive until the expiration of the applicable statute of limitations.

     The Sellers, as well as their principals, Joe Weider, Ben Weider and Eric Weider, agreed in the purchase agreement not to invest, own, manage, finance, control or otherwise have a material direct or indirect interest in any business involved in publishing of healthy living or fitness-related publications in any and all media, without the Buyers' express written approval, subject to specified limitations. The non-competition agreement will remain in effect for 7 years with respect to Joe Weider and for 5 years with respect to Ben Weider, Eric Weider and the Sellers.

     As part of the Weider Acquisition, Weider Publications LLC entered into an advertising agreement with Weider Health and Fitness and Weider Nutrition International, Inc. that provides these entities with certain limited access to advertising in the acquired publications at agreed upon rates for the six years following closing. The agreed upon rates for this advertising agreement are below fair market value for the cumulative six-year period by approximately $11.8 million, which amount represents the discounted present value at the date of acquisition. Accordingly, we recognized this liability to provide advertising at below market rates as part of the Weider Acquisition and included it in accrued expenses on the Consolidated Balance Sheet ("Weider Advertising"). $333,000 of this reserve was recognized as income during fiscal 2003 based on advertising from Weider Health and Fitness and Weider Nutrition International, Inc.

     Also as part of the Weider Acquisition, we assumed a liability to fulfill subscriptions for which no revenues had been received. The costs to manufacture, fulfill and mail these copies ($3.7 million) were recognized by us as part of the Weider acquisition and are included in accrued liabilities on the Consolidated Balance Sheet ("Unpaid Subscription Production Allowance"). We incurred $484,000 of costs related to these copies in fiscal 2003 and reduced this reserve accordingly.

     In connection with the Weider Acquisition, we entered into an athlete endorsement agreement with the Sellers, pursuant to which the Sellers will provide the Buyers with continued access to a group of approximately 24 athletes (excluding Joe Weider), or substantially the same number of athletes of substantially the same quality as those listed in the agreement, for promotional purposes in connection with the acquired business for a period of 24 months. We will pay the Sellers $600,000 per year in exchange for this arrangement.

     As part of the Weider Acquisition, we entered into a trademark license agreement with the Sellers pursuant to which the Sellers retained ownership and paid the costs for maintaining the Weider, Team Weider and Joe Weider trademarks in the U.S., Mexico and Canada and grants us the exclusive right to use these trademarks on the cover and in the editorial content of existing Weider titles of the acquired business and in

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES any future healthy living or fitness-related publications in any media. We were also given the non-exclusive right to use the trade name Joe Weider on products and services other than publications. We will pay Weider Health and Fitness $200,000 per year pursuant to the trademark license agreement. We have the rights to use the Weider, Team Weider and Joe Weider trademarks in most other foreign countries in the world.

     As part of the Weider acquisition, we incurred employee termination costs. The initial accruals established for these costs were $4.7 million. Cash employee termination payments against this reserve during fiscal 2003 were $1.8 million. The remaining amount of the termination payments are expected to be paid out during fiscal 2004 and fiscal 2005.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company obtained third party valuations of certain intangible assets. The purchase price allocations are tentative and subject to final adjustments as additional information becomes available.

Current assets..............................................  $ 24,150
Property and equipment......................................     6,391
Other intangible assets.....................................   159,200
Goodwill....................................................   211,727
                                                              --------
Total assets acquired.......................................   401,468
Current liabilities.........................................   (53,378)
                                                              --------
Net assets acquired.........................................  $348,090
                                                              ========

     Of the $159.2 million of acquired other intangible assets, $122.3 million was assigned to registered trademarks that are not subject to amortization; $10.0 million was assigned to covenants not to compete for certain founders of Weider Publications LLC and are being amortized over five to seven years; $9.0 million was assigned to subscriber lists and are being amortized over 2.8 years; $7.8 million was assigned to advertising relationships and are being amortized over 3.2 years; and $10.1 million was assigned to non-subscriber customer relationships and are being amortized over 8.4 years.

     The Company anticipates that all of the goodwill and other intangible assets recorded in connection with the Weider acquisition will be deductible for tax purposes.

     The following unaudited pro forma financial information gives effect to the Weider acquisition as if it has occurred as of the beginning of each period presented:

                                                       FISCAL YEAR ENDED   FISCAL YEAR ENDED
                                                        MARCH 25, 2002      MARCH 31, 2003
                                                       -----------------   -----------------
Operating revenues...................................      $516,288            $535,235
Net income (loss)....................................      $(30,680)           $ 17,398

     The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated the Weider properties as of the beginning of each period presented. Had SFAS No. 142 been adopted for the fiscal year ended March 25, 2002, pro forma net income would have been $11.6 million as a result of adding back amortization expense of $42.3 million (net of tax).

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

(3) GOODWILL AND OTHER INTANGIBLE ASSETS

     Other intangibles, net, consists of the following:

                                                              MARCH 25,   MARCH 31,
                                                                2002        2003
                                                              ---------   ---------
Tradenames -- indefinite-lived..............................  $507,141    $629,441
Covenants not to compete....................................    12,500      22,500
Subscriber lists............................................    57,171      66,171
Advertising relationships...................................        --       7,750
Non-subscriber customer relationships.......................        --      10,150
                                                              --------    --------
                                                               576,812     736,012
Less: accumulated amortization..............................   (87,022)    (93,938)
                                                              --------    --------
                                                              $489,790    $642,074
                                                              ========    ========

     The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2003 can be summarized as follows:

                                                               MARCH 31,
                                                                 2003
                                                               ---------
Balance, beginning of period................................   $455,731
Acquisition of Weider.......................................    211,727
Reduction for deferred income taxes.........................     (8,406)
                                                               --------
Balance, end of period......................................   $659,052
                                                               ========

     During the fiscal year ended March 31, 2003, approximately $8.4 million of deferred income taxes for contingencies originally recorded in business combinations were reduced through goodwill as these contingencies will not ultimately be realized.

     We have adopted the provisions of SFAS No. 141, "Business Combinations", which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, eliminating the pooling of interests method. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Our principal identifiable intangible assets are tradenames, customer lists, covenants not to compete, advertising relationships and non-subscriber customer relationships.

     Effective March 26, 2002, we also adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Goodwill and tradenames were amortized primarily over twenty years on a straight-line basis until March 25, 2002. Effective March 26, 2002, such amortization ceased. Other intangibles continue to be amortized primarily over 2.8 to 15.0 years.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

     Pro forma net income adjusted to eliminate historical amortization of goodwill and intangibles with indefinite lives is as follows:

                                                      FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                                                         ENDED         ENDED         ENDED
                                                       MARCH 26,     MARCH 25,     MARCH 31,
                                                         2001          2002          2003
                                                      -----------   -----------   -----------
Reported net loss...................................   $(15,296)     $(21,482)      $35,416
Add: amortization of goodwill and intangibles with
  indefinite lives, net of tax......................     41,722        41,034            --
                                                       --------      --------       -------
Pro forma net income................................   $ 26,426      $ 19,552       $35,416
                                                       ========      ========       =======

     As required by SFAS No. 142, the Company completed impairment tests as of March 26, 2002 for goodwill and intangibles with indefinite lives. The test for goodwill includes determining the fair value of the reporting unit, as defined by SFAS No. 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. No impairment charges resulted from the required impairment tests. Goodwill and intangibles with indefinite lives will be tested for impairment annually or more frequently when events or circumstances indicate that an impairment may have occurred. The Company uses the beginning of its fiscal fourth quarter as the date for its annual impairment tests. The Company performed its annual impairment test for fiscal 2003 as of the beginning of the fourth quarter of fiscal 2003 and found no impairment.

     Amortization expense of other intangible assets for the fiscal year ended March 31, 2003 was $6.9 million. Based on the carrying value of identified intangible assets recorded at March 31, 2003, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

FISCAL YEAR
-----------
  2004.............................................  $14,204
  2005.............................................   14,204
  2006.............................................   12,122
  2007.............................................    8,269
  2008.............................................    8,165
                                                     -------
                                                     $56,964
                                                     =======

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair value of our financial instruments as of year-end is as follows:

                                                     2002                    2003
                                             ---------------------   ---------------------
                                             CARRYING                CARRYING
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
Term loan, including current portion.......  $347,585    $347,585    $468,810    $468,810
Subordinated indebtedness..................  $400,000    $420,000    $550,000    $595,625
Interest rate swap agreement liability.....  $  1,040    $  1,040          --          --

     The fair value of our financial instruments is estimated based on the quoted market prices for the same or similar issues or on the current rate offered to us for financial instruments of the same remaining maturities. The carrying amount for cash and cash equivalents approximates fair value because of the short maturity of those instruments.

     Effective March 26, 2002, we entered into two interest rate swap agreements, which effectively converted a portion of fixed-rate debt to variable-rate debt. The first agreement, which was originally scheduled to expire

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES in May 2004, had a notional amount of $125 million. Under this agreement, the Company was to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 5.265%. The second agreement, which was to expire in May 2005, had a notional amount of $25 million. Under this agreement, the Company was to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 4.885%. On May 1, 2002, we received $438,000 under these agreements. On June 29, 2002, we received $3,277,000 to terminate these two interest rate swap agreements. This amount received is reported as a reduction of interest expense for the fiscal year ended March 31, 2003.

     Effective March 26, 2002, we entered into an interest rate cap transaction, which capped LIBOR at 5% through May 7, 2002 on $50 million of variable-rate debt. This cap expired without any financial impact on the Company.

     Additionally, effective June 28, 2002, we entered into two new interest rate swap agreements, which effectively converted a portion of fixed-rate debt to variable rate debt. The first agreement, which was originally scheduled to expire in May 2004, had a notional amount of $125 million. Under this agreement, we were to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 6.49%. The second agreement, which was originally scheduled to expire in May 2005, had a notional amount of $25 million. Under this agreement, the Company was to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 5.99%. On October 8, 2002, we received $3,978,000 to terminate these two interest rate swap agreements, which is reported as a reduction of interest expense for the fiscal year ended March 31, 2003. As of March 31, 2003, we had no interest rate swap agreements outstanding.

(5) INCOME TAXES:

     We file a consolidated Federal income tax return with Media and calculate our income tax on a separate return basis. The provision for income taxes consists of the following:

                                                             2001     2002     2003
                                                            ------   ------   -------
Current:
  Federal.................................................  $7,694   $8,139   $20,855
  State...................................................     698      738     1,892
                                                            ------   ------   -------
     Total current........................................   8,392    8,877    22,747
                                                            ------   ------   -------
Deferred:
  Federal.................................................  (1,394)  (5,380)   (1,177)
  State...................................................    (123)    (488)     (107)
                                                            ------   ------   -------
     Total deferred.......................................  (1,517)  (5,868)   (1,284)
                                                            ------   ------   -------
                                                            $6,875   $3,009   $21,463
                                                            ======   ======   =======

     A reconciliation of the expected income tax provision (benefit) at the statutory Federal income tax rate of 35% to the reported income tax provision (benefit) is as follows:

                                                           2001      2002      2003
                                                          -------   -------   -------
Expected income tax provision (benefit) at statutory
  rate..................................................  $(2,947)  $(6,466)  $19,908
Nondeductible goodwill amortization.....................    9,254     9,100        --
State income taxes, net of Federal benefit..............      373       333     1,160
Other, net..............................................      195        42       395
                                                          -------   -------   -------
                                                          $ 6,875   $ 3,009   $21,463
                                                          =======   =======   =======

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

     Deferred taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The net deferred tax assets and liabilities are comprised of the following:

                                                                2002        2003
                                                              ---------   ---------
Gross non-current deferred income tax assets................  $     186   $   1,539
                                                              ---------   ---------
Intangibles.................................................   (139,333)   (144,386)
Accelerated depreciation....................................     (4,268)     (1,837)
Book over tax basis of non-depreciable assets...............       (439)       (439)
Other deferred tax liabilities..............................    (14,354)         --
                                                              ---------   ---------
Gross non-current deferred tax liabilities..................   (158,394)   (146,662)
                                                              ---------   ---------
  Net non-current deferred tax liabilities..................  $(158,208)  $(145,123)
                                                              =========   =========

     In accordance with SFAS No. 109, "Accounting for Income Taxes", deferred taxes are recognized for temporary differences related to identified intangible assets other than goodwill. The temporary difference is calculated based on the difference between the new book carrying values of the amounts allocated to identified intangible assets and their historical tax bases.

     Included in accrued expenses in the accompanying consolidated balance sheet for fiscal 2002 are net current deferred tax liabilities of $533,000 and current taxes payable of $3,066,000. Included in prepaid expenses and other and in accrued expenses in the accompanying consolidated balance sheet for fiscal 2003 is a net current deferred tax asset of $1,167,000 and current taxes payable of $10,292,000, respectively.

(6) CREDIT AGREEMENT

     The Company's bank credit agreement (the "Credit Agreement"), which was comprised of a $340 million term loan commitment, was amended on November 1, 1999 in connection with the Globe Acquisition to increase the term loan amount to $430 million and provide a $60 million revolving credit commitment. We also amended the Credit Agreement on February 14, 2002, in connection with the subordinated notes, which is discussed in Note 7. The amendment included changes to the interest rates discussed below, as well as changes to certain financial covenants. The Company amended the Credit Agreement on May 22, 2002. This amendment restructured the marginal interest rate on the Company's term loans. Additionally, the Company amended the Credit Agreement on January 23, 2003, in connection with the Weider Acquisition to increase the term loan amount by $140 million.

          (a) Borrowings under the term loan commitments are payable in varying quarterly installments from July 2001 through April 2007. We are required to make Excess Cash Flow payments (as defined), which will be applied ratably to the then outstanding term loans. Included in the current portion of the term loan in the accompanying Consolidated Balance Sheet is $3,467,000 and $3,274,000 of required Excess Cash Flow relating to fiscal 2002 and 2003, respectively.

          (b) Revolving Credit Commitment -- The Credit Agreement also provides for additional borrowings up to a maximum of $60 million. This commitment, which expires in April 2006, allows funds to be borrowed and repaid from time to time with permanent reductions in the revolving credit commitment permitted at our option. As of March 31, 2003, no amounts were outstanding under the revolving credit facility.

          (c) Commitment Fees -- We are required to pay a commitment fee ranging from 3/8% to 1/2% of the unused portion of the revolving commitment. Commitment fee payments under the Credit Agreement totaled $303,000, $292,000, and $379,000 for fiscal 2001, 2002 and 2003, respectively.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

          (d) Guarantees, Collateral and Financial Covenants -- Our obligations under the Credit Agreement are guaranteed by all of our subsidiaries and by Media. The obligations and such guarantees are secured by (i) a pledge by the Company of all of the capital stock of its subsidiaries, (ii) a pledge of all of the capital stock of the Company and (iii) a security interest in substantially all of the assets of the Company's subsidiaries.

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

     As permitted under the covenants of the Credit Agreement, management fees to affiliates totaled $750,000 for fiscal years 2001, 2002 and 2003. These fees are included in selling, general and administrative expense. In connection with the recapitalization of the Company as discussed in footnote 14, our management fees will increase to $2 million per annum.

     The effective interest rate under the Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 31, 2003 was 4.3% and the weighted average effective interest rates for the fiscal years 2001, 2002 and 2003 were 10.0%, 7.5% and 5.0%, respectively.

(7) SUBORDINATED INDEBTEDNESS

     On May 7, 1999, the Company issued $250,000,000 in aggregate principal amount of 10.25% Senior Subordinated Notes, which mature on May 1, 2009. Interest on these notes is payable in semi-annual installments on May 1st and November 1st of each year. These notes are redeemable at our option at prices ranging from 105.1% to 100% of their face amount after April 2004. The indenture under which the notes were issued includes certain restrictive covenants that limit, among other things, our ability to incur indebtedness, give guarantees, pay dividends, make investments, sell assets and merge or consolidate.

     On February 14, 2002, the Company issued $150,000,000 in aggregate principal amount of 10.25% Series B Senior Subordinated Notes due 2009 through a private placement. The gross proceeds from the offering were $150,750,000 including the premium on the notes. The Company used the gross proceeds of the offering to (a) make a $75,375,000 distribution to EMP Group LLC, (b) to prepay $68,375,000 of the term loans under the Credit Agreement and (c) pay transaction costs. The notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness. The notes rank equally with all our existing and future senior subordinated indebtedness. The notes are guaranteed on a senior subordinated basis by all our current subsidiaries.

     On January 23, 2003, we issued $150,000,000 in aggregate principal amount of 8.875% Senior Subordinated Notes due 2011 through a private placement. The net proceeds from the offering were $145,875,000, including the discount on the notes. We used the net proceeds of the offering to (a) fund the acquisition of Weider Publications LLC, and (b) pay the transaction costs. These notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness. The notes rank equally with all our existing and future senior subordinated indebtedness. The notes are guaranteed on a senior subordinated basis by all our current subsidiaries.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

     Payments of principal due under the Credit Agreement (excluding any amounts that may be borrowed under the credit commitment or required to be prepaid under the excess cash flow provision), the subordinated notes and other long-term indebtedness follows:

FISCAL YEAR
-----------
2004........................................................  $    6,539
2005........................................................       7,772
2006........................................................       7,524
2007........................................................     336,264
2008........................................................     111,451
Thereafter..................................................     550,000
                                                              ----------
                                                              $1,019,550
                                                              ==========

     The Company has no material assets or operations other than investments in its subsidiaries. The subordinated notes are unconditionally guaranteed, on a senior subordinated basis, by all of its domestic subsidiaries. Each domestic subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the subordinated notes on a senior subordinated basis. Subordinated note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. The subordinated note guarantors are the Company's wholly owned domestic subsidiaries. At present, the note guarantors comprise all of the Company's direct and indirect domestic subsidiaries. Note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the Credit Agreement, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the Credit Agreement. Furthermore, the subordinated notes indentures permit note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. We have not presented separate financial statements and other disclosures concerning each of the note guarantors, as these disclosures are not applicable under SEC rules and regulations.

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

(8) DEFERRED DEBT COSTS

     Certain costs incurred in connection with the issuance of our long-term debt have been deferred and are amortized as part of interest expense over periods from 7 to 10 years. For fiscal years 2001, 2002 and 2003, amortization of deferred debt costs, which is included in interest expense in the accompanying consolidated statements of income (loss), totaled approximately $3.0 million, $3.5 million and $4.9 million, respectively.

     In connection with the Company's issuance of $150 million of 10.25% Series B Senior Subordinated Notes due 2009 on February 14, 2002, $7.0 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the notes.

     In connection with our issuance of $150 million of 8.875% Senior Subordinated Notes due 2011 on January 23, 2003, $7.9 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the notes. Additionally, in connection with our increase in the Credit Agreement of $140 million on January 23, 2003, $3.5 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the Credit Agreement.

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

(9) FRONTLINE MARKETING

     During October 2000, we reviewed the long-lived assets of our 80% owned subsidiary, Frontline Marketing, Inc. ("FMI"), for impairment due to changes in circumstances indicating that the carrying amount of these long-lived assets may not be recoverable. Management determined that as a result of significant deterioration in the operations of FMI that certain long-lived assets were not properly valued.

     Accordingly, an asset impairment charge of $2.3 million was recognized in October 2000 related to these long-lived assets. Fair value of these assets was based on our estimate of expected future cash flows of FMI as supported by reasonable and supportable assumptions and projections. The asset impairment loss is included in depreciation expense for fiscal year 2001.

     On November 27, 2000, we sold FMI to the minority shareholder for a $2.5 million note receivable (the "FMI Note"). The FMI Note initially had a short-term component of $500,000, which amount has been paid in full, and a long-term component of $2,000,000 which is payable to us based on defined cash flow of FMI. The FMI Note bears interest at 9%. Due to the uncertainty of FMI's ability to generate defined cash flow for the repayment of the FMI Note, we initially reserved $1.6 million of the FMI Note. No gain or loss was initially recognized on this transaction. As of March 31, 2003, the FMI Note's balance was $1.4 million due to payments received from FMI. During the fiscal years ended March 25, 2002 and March 31, 2003, we reversed $0.5 million and $0.6 million, respectively, of the original $1.6 million reserve based on management's belief that FMI will generate the cash flow to make future payments on this amount. The reversal of this reserve is a reduction in selling, general and administrative expenses for the fiscal years ended March 25, 2002 and March 31, 2003.

(10) NON-CASH COMPENSATION CHARGE

     The Company's common stock is owned by Media and all of Media's common stock is owned by EMP Group LLC. The ownership interests in EMP Group LLC are represented by units of various classes. The units of EMP Group LLC are exchangeable for the common stock of Media under certain circumstances and with restrictions. Certain members of management purchased non-voting units in EMP Group LLC at an amount below appraised fair market value. Additionally, certain members of management were granted another non-voting class of units in EMP Group LLC, which vest over a five-year period, at below appraised fair market value. Included in selling, general and administrative expense in the accompanying consolidated statements of income (loss) for each of the fiscal years ended 2001, 2002 and 2003 is a non-cash compensation charge of $91,000, which represents the vested portion of the appraised fair value of these units over the amount paid. Since these expenses result from a transaction in the ownership interests of EMP Group LLC, such amounts have been treated as a contribution to capital.

(11) INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     In June 2001, the Company formed a joint venture ("The Joint Venture") with Fashion Wire Daily, Inc. ("FWD") to publish and distribute a fashion magazine titled "Style 24/7" for a four issue test period. As of March 31, 2003, all issues have been completed. The Company and FWD each have a 50 percent ownership interest in The Joint Venture. Pursuant to the terms of the joint venture agreement, the Company and FWD each contributed $669,000 to The Joint Venture. The Company accounts for its investment under the equity method of accounting since it has no controlling influence over The Joint Venture. The Joint Venture had a net loss of $1,104,000 and $16,000 for the fiscal years ended 2002 and 2003, respectively, of which 50 percent is included in our statements of income
(loss).

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

(12) ANTHRAX INCIDENT

     The Company's Boca Raton headquarters, which housed substantially all of the Company's operations (including its photo, clipping and research libraries), executive offices and certain administrative functions, was closed on October 7, 2001 by the Palm Beach County Department of Health when traces of anthrax were found on a computer keyboard following the death of a photo editor of the Sun from inhalation anthrax. The Company entered into a two-year lease for a 53,000 square foot facility two blocks from its current Boca Raton headquarters. In February 2002, the Palm Beach County of Health quarantined the building for an additional 18 months. During fiscal 2002, the Company changed the estimated useful lives of the building's contents to zero and prospectively changed the depreciation. This change in estimate resulted in an additional $8.5 million of depreciation expense in fiscal 2002.

     In May 2002, the Company and its insurance carrier reached a final compromise regarding the Company's insurance claim and the Company received a compromised payment. The insurance proceeds resulted in a net gain on the insurance settlement of $7,613,000 for the fiscal year ended March 31, 2003. During the fiscal year ended March 31, 2003, the Company incurred costs for maintaining the Boca facility such as security and utilities, which have been netted against the gain on insurance settlement. The Company expenses these costs as incurred.

     On April 17, 2003, the Company sold its anthrax-contaminated headquarters in Boca Raton, Florida to 5401 Broken Sound LLC. As a result of the sale, the Company will continue its two-year lease in the 53,000 square foot facility described above. 5401 Broken Sound LLC paid $40,000 as consideration for the transfer of ownership. As of March 31, 2003, the Company established a reserve of approximately $1.0 million to cover the anticipated remaining costs associated with the disposal of the Company's proprietary property which is still in the building, as well as amounts due to unrelated third parties who assisted in the sale of the building.

(13) COMMITMENTS AND CONTINGENCIES

  LITIGATION

     Various suits and claims arising in the ordinary course of business have been instituted against us. We have insurance policies available to recover potential legal costs. We periodically evaluate and assess the risks and uncertainties associated with litigation independent from those associated with our potential claim for recovery from third party insurance carriers. We have provided a $1.9 million reserve as of March 31, 2003, for pending legal cases.

  PRINTING AGREEMENT

     During fiscal 2003, we successfully renegotiated a new 13-year printing agreement expiring in fiscal 2016 with an unrelated printer to print the National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun, Mira, Country Weekly, Country Music, Auto World Monthly, and Street Performance Compact. We have also assumed the Weider printing agreement expiring in fiscal 2006 with an unrelated printer to print Shape, Muscle and Fitness, Muscle and Fitness Hers, Men's Fitness, Fit Pregnancy, and Natural Health. Based on current pricing and production levels, these contracts, which require pricing adjustments based on changes

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES in the Consumer Price Index, are estimated to cost approximately $716 million over their remaining life as follows:

FISCAL YEAR
-----------
2004........................................................  $ 66,220
2005........................................................    67,658
2006........................................................    63,901
2007........................................................    48,887
2008........................................................    50,142
Thereafter..................................................   418,760
                                                              --------
                                                              $715,568
                                                              ========

  OPERATING LEASES

     Minimum annual commitments under non-cancelable operating leases at March 31, 2003 are as follows:

FISCAL YEAR
-----------
2004........................................................  $ 4,603
2005........................................................    3,248
2006........................................................    1,715
2007........................................................      560
2008........................................................      332
Thereafter..................................................       38
                                                              -------
                                                              $10,496
                                                              =======

     Rent expenses under real property and equipment leases were $1.8 million, $2.2 million and $3.7 million for fiscal 2001, 2002 and 2003, respectively.

(14) SUBSEQUENT EVENTS

     On April 17, 2003, the Company completed a series of transactions whereby principals and affiliates of Evercore Partners LLP ("Evercore") and T.H. Lee, David J. Pecker, the Chief Executive Officer of the Company, other members of management and certain other investors contributed approximately $434.6 million in cash and existing ownership interests of EMP Group LLC, our ultimate parent, valued at approximately $73.3 million, of a merger vehicle which was merged with and into EMP Group LLC in exchange for newly issued ownership interests of EMP Group LLC.

     Upon completion of the merger, EMP Group LLC's existing limited liability company agreement was amended and restated in its entirety. Under the new agreement, the board of managers of EMP Group LLC consists of three designees of Evercore, three designees of T.H. Lee, one of whom is subject to Evercore's prior approval, the Chief Executive Officer of American Media, Inc., who is subject to the approval of Evercore and T.H. Lee. While Evercore and T.H. Lee jointly control EMP Group LLC, the new limited liability company agreement requires that certain significant actions of EMP Group LLC be approved by David
J. Pecker and a majority of the other investors of EMP Group LLC.

     In addition, in connection with the merger, David J. Pecker and American Media, Inc. have entered into a new employment agreement, which governs the terms of David J. Pecker's employment as Chief Executive Officer of American Media, Inc. for a term of five years. Also, American Media, Inc., THL Managers V, L.L.C., an affiliate of T.H. Lee, and Evercore Advisors L.P., an affiliate of Evercore, have entered into a

                AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

Management Agreement pursuant to which THL Managers V, L.L.C. and Evercore Advisors L.P. will provide certain management and advisory services to American Media, Inc. for an annual fee of $1.0 million each.

(15) VALUATIONS AND QUALIFYING ACCOUNT

     The table below summarizes the activity in the valuation account, allowance for possible uncollectible accounts receivable for the periods indicated:

                                                                     PURCHASE
                                                                    ACCOUNTING
                                            BALANCE,    CHARGES     ADDITIONS,     DEDUCTIONS,   BALANCE,
                                            BEGINNING     TO      (UTILIZATION),   WRITE-OFFS,    END OF
                                            OF PERIOD   EXPENSE        NET             NET        PERIOD
                                            ---------   -------   --------------   -----------   --------
Trade Accounts Receivable
  Valuation Account:
  For the fiscal year ended March 26,
     2001.................................   $1,164      $178         $ (302)         $(674)      $  366
  For the fiscal year ended March 25,
     2002.................................   $  366      $261         $  (65)         $(149)      $  413
  For the fiscal year ended March 31,
     2003.................................   $  413      $772         $3,302          $(587)      $3,900

(16) SELECTED QUARTERLY FINANCIAL DATA

     Quarterly financial data for fiscal 2003 and 2002 is as follows (table in thousands)

                                     Q1 2003   Q2 2003   Q3 2003   Q4 2003(1)    TOTAL
                                     -------   -------   -------   ----------   --------
Operating revenues.................  $88,823   $92,092   $90,670    $128,148    $399,733
Operating income...................   24,964    25,407    26,034      40,251     116,656
Net income (loss)..................    8,052     7,986     6,915      12,463      35,416

                                    Q1 2002   Q2 2002   Q3 2002     Q4 2002    TOTAL
                                    -------   -------   -------     -------   --------
Operating revenues................  $91,704   $94,636   $88,210     $93,581   $368,131
Operating income..................   12,543    14,377    12,366       7,547     46,833
Net income (loss).................   (4,585)   (4,520)   (4,053)     (8,324)   (21,482)

---------------

(1) Quarter includes operations of Weider for eight weeks.

     As discussed in Note 1 and 3, we ceased amortizing goodwill and other indefinite lived intangible assets in fiscal 2003 as a result of the adoption of SFAS No. 142.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As discussed in the Current Report on Form 8-K that the Company filed with the Commission on July 12, 2002, as amended by the Current Report on Form 8-K/A filed with the Commission on July 26, 2002, the Company dismissed its independent auditors, Arthur Andersen LLP on July 9, 2002 and engaged the services of Deloitte & Touche LLP as the Company's new independent auditors for the fiscal year ending March 31, 2003. The Company's Board of Directors authorized the dismissal of Arthur Andersen LLP and the engagement of Deloitte & Touche LLP.

     Arthur Andersen LLP's reports on the Company's consolidated financial statements for the fiscal year ended March 2002 did not contain an adverse opinion, or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

     During the fiscal year ended March 25, 2002, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement, if not resolved to Arthur Andersen's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's consolidated financial statements for such year.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the directors and executive officers of Holdings and the Company after the Recapitalization as of June 6, 2003. All officers serve at the pleasure of the applicable Board of Directors.

            NAME               AGE                          POSITION(S)
            ----               ---                          -----------
David J. Pecker..............  51    Chairman, Chief Executive Officer, Chief Operating
                                     Officer, President and Director of Holdings and the
                                     Company
Austin M. Beutner............  43    Director of Holdings and the Company
Neeraj Mital.................  37    Director of Holdings and the Company
Lucille Salhany..............  56    Director of Holdings and the Company
Anthony J. DiNovi............  40    Director of Holdings and the Company
Soren L. Oberg...............  32    Director of Holdings and the Company
Michael Garin................  56    Director of Holdings and the Company
John A. Miley................  47    Executive Vice President and Chief Financial Officer of
                                     Holdings and the Company
Michael B. Kahane............  42    Senior VP and General Counsel
Michael J. Porche............  46    Chief Executive Officer and President of DSI

     David J. Pecker became Chairman, Chief Executive Officer, Chief Operating Officer, President and a Director of Holdings and the Company upon consummation of the 1999 Acquisition on May 7, 1999. Prior to that, Mr. Pecker had been the Chief Executive Officer since 1992, and President since 1991, of Hachette. Prior to 1991, he was Executive Vice President/Publishing and Chief Operating and Chief Financial Officer of Hachette. Mr. Pecker has 24 years of publishing industry experience having worked as the Director of Financial Reporting at CBS, Inc. Magazine Group and as the Vice President and Controller of Diamandis Communications Inc. Mr. Pecker currently serves as a director of the Magazine Publishers' Association of America, and as a director of the Madison Square Boys and Girls Club of New York. Mr. Pecker received an honorary doctorate degree in Commercial Science from Pace University in 1998, and is a director of the Federal Drug Enforcement Foundation.

     Austin M. Beutner is co-founder and President of Evercore, Chairman of Evercore Capital Partners, and Chairman and CEO of Evercore Ventures. From 1994 to 1996, Mr. Beutner was Chief Executive Officer and President of the U.S. Russia Investment Fund, and in January 1997, Mr. Beutner was named Vice Chairman of its Board of Directors. Before his affiliation with the U.S. Russia Investment Fund, he was a General Partner of The Blackstone Group. Mr. Beutner is currently a director of Business.com, Causeway Capital Management LLC, Continental Energy Services, Inc., Earthlink, Inc., eCompanies L.L.C., Encoda Systems, Energy Partners, Ltd., Telenet Holdings N.V. and Vertis, Inc. He also serves as a Trustee of the California Institute of the Arts and is a member of the Council on Foreign Relations.

     Neeraj Mital is a Senior Managing Director of Evercore. Prior to joining Evercore, Mr. Mital was at The Blackstone Group from 1992 to 1998, most recently as a Managing Director. Prior to joining The Blackstone Group, he was at Salomon Brothers Inc.

     Lucille Salhany is currently President and Chief Executive Officer of her own consulting company, JHMedia. Ms. Salhany has consulted for such clients as Macy's, NASA and Chris Craft Industries. From 1999 to March 2002 Ms. Salhany held the position of President and Chief Executive Officer of LifeFX Networks, Inc. In 2002, LifeFX Networks filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In 1995, Ms. Salhany launched UPN (United Paramount Network). Prior to UPN, Ms. Salhany was Chairman of Twentieth Television and Fox Broadcasting from January 1993 to July 1994. Ms. Salhany is a Director of the Hewlett-Packard Company, Boston Restaurant Associates, Inc., The Football Network and is a trustee of Emerson College and Hillside School.

     Anthony J. DiNovi is a Managing Director of Thomas H. Lee Partners, L.P., a Boston- based private equity firm with $12 billion of assets under management. Prior to joining T.H. Lee in 1988, Mr. DiNovi was in the corporate finance departments of Goldman, Sachs & Co. and Wertheim Schroder & Co., Inc. Mr. DiNovi currently serves as a director of Endurance Specialty Holdings, Inc.; Eye Care Centers of America, Inc.; FairPoint Communications, Inc.; Fisher Scientific International, Inc.; National Waterworks, Inc.; US LEC Corporation; Vertis, Inc. and various private corporations. Mr. DiNovi holds an A.B. in Social Studies from Harvard College and an M.B.A. from Harvard Graduate School of Business Administration.

     Soren L. Oberg is a Vice President of Thomas H. Lee Partners, L.P., a Boston based private equity firm with $12 billion of assets under management. Prior to joining T.H. Lee in 1993, Mr. Oberg worked at Morgan Stanley & Co., Inc. in the Merchant Banking Division. Mr. Oberg holds an A.B. in Applied Mathematics from Harvard College and an M.B.A. from Harvard Graduate School of Business Administration. Mr. Oberg serves on the board of National Waterworks, Inc. Vertis, Inc. and various private corporations.

     Michael Garin is Chairman of the Board of Adcom Information Services, the leading system for measuring cable television audiences and reporting the viewership data to advertisers. He also acts as an independent strategic and financial advisor. From 1999 to 2001, Mr. Garin was President and Chief Operating Officer of Digital Convergence Corporation, an Internet technology company. In March 2002, Digital Convergence filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Previously, Mr. Garin spent 11 years as the Global Head of Media, Telecommunications and Information Services Investment Banking at ING Barings, LLC. Mr. Garin co-founded Lorimar Telepictures Corporation in 1978 and served as a Director until 1988. He also worked in numerous roles for Time Inc.

     John A. Miley joined the Company in October 1999 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Miley held the position of Vice President-Controller at Hachette. Mr. Miley has over 20 years of publishing industry experience.

     Michael Kahane is Senior Vice President, Corporate Secretary and General Counsel to the Company. Prior to joining the Company, Mr. Kahane was Executive Vice President and General Counsel to Globe Communications Corp. and, prior to that, Mr. Kahane was a partner in the Chicago law firm of Deutsch, Levy & Engel, Chtd., where Mr. Kahane specialized in representing print and broadcast media clients.

     Michael J. Porche is the Chief Executive Officer and President of DSI. Prior to joining the Company, Mr. Porche worked for Globe Communications Corp. for six years in various positions including District and Regional Manager. American Media Operations, Inc. acquired Globe Communications Corp. on November 1, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us to our chief executive officer and our three most highly compensated executive officers at March 31, 2003 for services rendered during the fiscal years 2003, 2002 and 2001.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                              ANNUAL COMPENSATION             OPTIONS
                                      ------------------------------------   ----------
                                                              OTHER ANNUAL     SHARES      ALL OTHER
                             FISCAL    SALARY      BONUS      COMPENSATION   UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION   YEAR       ($)        ($)           ($)         OPTIONS         ($)
---------------------------  ------   ---------   -------     ------------   ----------   ------------
David J. Pecker............   2003    1,347,115         0          0             0            53,619(1)
  Chairman, President &       2002    1,407,692         0          0             0           138,392(1)
  Chief Executive Officer     2001    1,500,000         0          0             0         2,864,000(2)
John A. Miley..............   2003      250,000   250,000(3)       0             0                 0
  Executive VP &              2002      250,000   250,000(3)       0             0             5,278(1)
  Chief Financial Officer     2001      250,000   250,000(3)       0             0            14,781(1)
Michael B. Kahane(4).......   2003      300,000    75,000(3)       0             0                 0
  Senior VP &                 2002      295,692   269,635(3)       0             0                 0
  General Counsel
Michael J. Porche..........   2003      225,000    75,000(3)       0             0                 0
  Chief Executive Officer     2002      225,000    75,000(3)       0             0                 0
  & President of DSI          2001      219,615    75,000(3)       0             0             3,883(1)

---------------

(1) Amounts related to Messrs. Pecker, Miley, and Porche relate to taxable employment benefits, including reimbursements for travel and other expenses.

(2) The amount for fiscal 2001 includes the final portion of the make-whole payment to Mr. Pecker in the amount of $2,332,818, discussed below, as well as certain other taxable employment benefits in the amount of $241,242.

(3) Comprised of annual bonus for Messrs. Miley, Kahane and Porche.

(4) Effective June 19, 2001, Mr. Kahane became Senior VP and General Counsel.

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

     Our executive officers are elected by our Board of Directors and serve at the discretion of our Board of Directors or pursuant to an employment agreement. In February 2003, Media entered into an amended and restated employment agreement with Mr. Pecker that has a five-year term expiring April 17, 2008 and, after the initial term, will be automatically extended each year for successive one-year periods, unless either party provides 60 days' prior written notice before the next extension date. In April 2003, we paid Mr. Pecker a one-time bonus in the amount of $1,600,000 pursuant to the employment agreement. During his term of employment, Mr. Pecker is entitled to (i) a base salary equal to $1,500,000, (ii) annual bonus opportunity of $250,000 (the "Discretionary Bonus") and (iii) certain other customary employee benefits Under Mr. Pecker's previous employment agreement, the LLC paid approximately $4.2 million to Mr. Pecker as make-whole payments related to compensation forfeited from his previous employer, portions of which were paid in fiscal 1999 and 2001. Upon termination of employment by Media without cause or by Mr. Pecker for good reason, Mr. Pecker is entitled to the following subject to certain restrictions:
(a) continued payment of base salary and continued health, life insurance and disability benefits until the latter of (i) twelve months following such termination, or (ii) April 17, 2008; (b) immediate vesting of plan benefits; (c) outplacement services for 12 months following such termination; (d) the Discretionary Bonus for the year in which termination occurs (determined by the Company based on the achievement of relevant performance criteria), and (e) a golden parachute excise tax gross-up payment, if applicable, in connection with a "change in control" (as defined in the employment agreement); and (f) such employee benefits as to which Mr. Pecker may be entitled under the employee benefit plans and arrangements of Media.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Our Compensation Committee is comprised of Mr. Pecker and Mr. Beutner. The Compensation Committee of our Board of Directors determines compensation policies applicable to our executive officers. Mr. Pecker is an executive officer of the Company.

COMPENSATION OF DIRECTORS

     We reimburse directors for out-of-pocket travel expenses incurred in connection with attending meetings of the Board of Directors. In addition, Ms. Salhany receives a fee of $2,500 per Board meeting attended.

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

     The following table presents, as of June 6, 2003, information relating to the beneficial ownership of the LLC (the parent of Company and Media), held by each director of the Company, by each executive officer of the Company named in the Summary Compensation Table above and by all of the executive officers and directors of the Company as a group.

                                                                          NUMBER    PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                    TITLE OF CLASS   OF UNITS   OF CLASS
------------------------------------                    --------------   --------   --------
Evercore Partners II LLC(1),(2).......................     Class A       110,530      21.8%
  65 East 55th Street
  New York, New York 10022
     Austin M. Beutner(1),(2)

Thomas H. Lee Equity Fund V. L.P.(2),(3)..............     Class A       298,848      58.8%
  75 State Street
  Boston, MA 02109
     Anthony DiNovi(2),(3)
     Soren Oberg(2),(3)

David J. Pecker.......................................     Class A        25,081       4.9%
                                                           Class B        58,039      89.5%
John A. Miley.........................................     Class A           949        .2%
                                                           Class B           900       1.4%
Michael B. Kahane.....................................     Class A           286        .1%
                                                           Class B           225        .3%
Michael J. Porche.....................................     Class A           151        --
                                                           Class B           180        .3%
All executive officers and directors as a group (10
  persons)............................................     Class A       435,846      85.8%
                                                           Class B        59,344      91.5%

---------------

(1) Class A Units shown as beneficially owned by Evercore Partners II LLC are held by Evercore Capital Partners II and Evercore Co-Investment Partnership II L.P. Evercore Partners II LLC is the general partner of Evercore Capital Partners II L.P., and the managing member of Evercore Co-Investment G.P. II LLC (which in turn is the general partner of Evercore Co-Investment Partnership II L.P.). The managing members of Evercore Partners II LLC include Mr. Beutner, who also is a director of Media and the Company. Mr. Beutner may be deemed to share beneficial ownership of the Class A Units shown as beneficially owned by Evercore Partners II LLC. Mr. Beutner disclaims beneficial ownership of such units.

(2) The LLC Agreement provides that the LLC will be managed by a Board of Managers, a majority of which will be appointed by Evercore and T.H. Lee. All action by such Board of Managers are made by a vote of the majority of each of the following: (i) the Board of Managers, (ii) the managers appointed by Evercore, and (iii) the managers appointed by T.H. Lee. In addition, Evercore and T.H. Lee have the right to appoint a majority of the Board of Directors of Media.

(3) Class A Units shown as beneficially owned by Thomas H. Lee Equity Fund V, L.P. are held by Thomas H. Lee Equity Fund V., L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Cayman Fund V, L.P., State Street Bank and Trust Company as Trustee under the 1997 Thomas H. Lee Nominee Trust, Thomas H. Lee Investors Limited Partnership, Putnam Investments Employees' Securities Co. I LLC, Putnam Investments Employees' Securities Co. II LLC, and Putnam Investments Holdings, LLC. Mr. DiNovi is a managing director of Thomas H. Lee Advisors, LLC, the general partner of Thomas H. Lee Partners, L.P. Mr. Oberg is a Vice President of Thomas H. Lee Partners, L.P. Each of Messrs. DiNovi and Oberg disclaims beneficial ownership of any of the Class A Units referred to above, except to the extent of their pecuniary interest therein.

     Unless otherwise indicated, beneficial owners listed above may be contacted at the Company's corporate address at 1000 American Media Way, Boca Raton, FL 33464. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no beneficial interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As part of the Recapitalization, Evercore, T.H. Lee and the other investors and Media, entered into an amended and restated LLC Agreement (the "LLC Agreement"). Interests in the LLC are represented by units of two classes. Evercore, T.H. Lee and the other investors, including Mr. Pecker and certain other members of management, own Class A Units. Class A Units are the only units with voting power. The other class of units, Class B Units, are owned by Mr. Pecker and other members of management. Holders of Class B Units are eligible to share in the profits of the LLC, pro rata, only after all the holders of the Class A Units have received the return of their aggregate investment in such classes of units.

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

     In general, the investors, including Mr. Pecker, may not transfer their interests in the LLC without the consent of Evercore and T.H. Lee after the exchange of units of the LLC into common stock of media. Below a certain ownership percentage, if Evercore transfers its common stock of Media, all the other investors are required to transfer a pro rata number of securities on the same terms as the Evercore transfer.

     Under the LLC Agreement, the board of managers of the LLC consists of (i) three designees of Evercore, (ii) three designees of T.H. Lee, one of whom is subject to Evercore's prior approval, and (iii) the Chief Executive Officer of the Company, who is subject to the approval of Evercore and T.H. Lee. While Evercore and T.H. Lee jointly control the LLC, the LLC Agreement requires that certain significant actions of the LLC be approved by Mr. Pecker and a majority of the other co-investors.

     In addition, in connection with the Recapitalization, Mr. Pecker and the Company entered into a new employment agreement, which governs the terms of Mr. Pecker's employment as Chief Executive Officer of the Company for a term of five years. Also, the LLC, the Company, THL Managers V, an affiliate of Evercore, and Evercore Advisors L.P., an affiliate of Evercore, have entered into a Management Agreement pursuant to which THL Managers V, LLC and Evercore Advisors L.P. will provide certain management and advisory services to the Company. Each will receive $1.0 million annually for these certain management services.

     On January 23, 2003, the Company and LLC (the "Buyers") acquired Weider Publications LLC, a newly formed company to which the magazine business of Weider Publications, Inc. and Weider Interactive Networks, Inc. were contributed from Weider Health and Fitness, Weider Health and Fitness LLC and Weider Interactive Networks, Inc. (the "Sellers"). The aggregate purchase price was $357,300,000, which includes a post-closing working capital adjustment of $7.3 million.

     Weider Health and Fitness contributed its publications and related assets into a newly formed limited liability company, Weider Publications LLC, which contained all assets relating to the acquired business, including the capital stock of foreign subsidiaries. This was accomplished pursuant to an asset contribution agreement, which provided that subsidiaries of Weider Health and Fitness retain liability for pre-closing taxes, specified employee benefit matters and debt for borrowed money related to the acquired business. At the closing, the sellers' retained limited liability company units of Weider Publications LLC were exchanged for limited liability company units of the LLC, Media's parent entity.

     Under the purchase agreement, Weider Health and Fitness and its selling subsidiaries will, subject to caps and deductibles, indemnify the buyers for losses arising from the failure of any representation or warranty made by Weider Health and Fitness and its selling subsidiaries to be true or the failure of any of those entities to perform their obligations under the purchase agreement and the related documents. Weider Health and Fitness and its selling subsidiaries will also indemnify the buyers for specified excluded liabilities of the acquired business, including pre-closing taxes. Pursuant to the purchase agreement, the buyers will indemnify Weider Health and Fitness and its selling subsidiaries for losses arising from liabilities that the acquired business retains, the failure of any representation or warranty made by us to be true or our failure to perform our obligations under the purchase agreement and the related documents.

     In general, the representations and warranties in the purchase agreement survive closing and expire 18 months after the closing date. The representations and warranties relating to organization and authority, capitalization, tax matters, employee benefits and brokers' fees will survive until the expiration of the applicable statute of limitations.

     Weider Health and Fitness, Joe Weider, Ben Weider and Eric Weider agreed in the purchase agreement not to invest, own, manage, finance, control or otherwise have a material direct or indirect interest in any business involved in publishing of healthy living or fitness-related publications in any and all media, without the Buyers' express written approval, subject to specified limitations. The non-competition agreement will remain in effect for 7 years with respect to Joe Weider and for 5 years with respect to Ben Weider, Eric Weider and Weider Health and Fitness.

     As part of the Acquisition, Weider Publications LLC entered into an advertising agreement with Weider Health and Fitness and Weider Nutrition International, Inc. that provides these entities with certain limited access to advertising in the acquired publications at agreed upon rates for the six years following closing.

     In connection with the Acquisition, the Buyers entered into an athlete endorsement agreement with the Sellers pursuant to which the Sellers will provide the Buyers with continued access to a group of approximately 24 athletes (excluding Joe Weider), or substantially the same number of athletes of substantially the same quality as those listed in the agreement, for promotional purposes in connection with the acquired business for the next 24 months. The Buyers will pay the Sellers $600,000 per year in exchange for this arrangement.

     As part of the Acquisition, the Buyers entered into a trademark license agreement with the Sellers pursuant to which the Sellers will retain ownership and pay the costs for maintaining the Weider, Team Weider and Joe Weider trademarks in the U.S., Mexico and Canada and will grant the Buyers the exclusive right to use these trademarks on the cover and in the editorial content of existing Weider titles of the acquired business and in any future healthy living or fitness-related publications in any media. The Buyers will also be given the non-exclusive right to use the trade name Joe Weider on products and services other than publications. The Buyers will pay the Sellers $200,000 per year pursuant to the trademark license agreement. The Buyers have the rights to use the Weider, Team Weider and Joe Weider trademarks in most other foreign countries in the world.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this annual report on Form 10-K, the Company performed an evaluation, under the supervision and participation of management, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls are effective in providing them with material information relating to the Company as required to be disclosed in the Company's periodic filings with the Commission.

     Appearing immediately following the signatures section of this annual report are certificates by our Chief Executive Officer and Chief Financial Officer, which are required by Section 302 of the Sarbanes-Oxley Act of 2002. The information set forth in this Item 14 should be read in conjunction with these Section 302 certificates. Additionally, our Chief Executive Officer and Chief Financial Officer have provided certain certificates to the Commission pursuant to Section 906 of Sarbanes-Oxley. These certificates are filed as exhibits to this annual report.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed with, or incorporated by reference in, and as part of, this Annual Report on Form 10-K.

1.  FINANCIAL STATEMENTS

     For a complete list of the Financial Statements filed with this Annual Report on Form 10-K, see the Index to Consolidated Financial Statements.

  EXHIBIT
  NUMBER                               DESCRIPTION OF EXHIBIT
-----------                            ----------------------
      *2.1    --    Agreement and Plan of Merger dated as of February 16, 1999, by and between EMP Acquisition Corp., a Delaware
                    corporation, and American Media, Inc., a Delaware
                    corporation.
      *2.2    --    Certificate of Merger of EMP Acquisition Corp. with and into
                    American Media, Inc. (Under Section 251 of the General
                    Corporation Law of the State of Delaware).
     **2.3    --    Stock and Asset Purchase Agreement, dated as of November 1,
                    1999, among Mike Rosenbloom, Globe International Publishing,
                    Inc., Globe International, Inc., EMP Group LLC and American
                    Media Operations, Inc.
  *****2.4    --    Purchase and Contribution Agreement dated as of November 26,
                    2002 by and among Weider Health and Fitness, Weider
                    Interactive Networks, Inc., Weider Health and Fitness, LLC,
                    Weider Publications, LLC, EMP Group LLC and American Media
                    Operations, Inc.
 ******2.5    --    Agreement and Plan of Merger, dated February 24, 2003, by
                    and among EMP Group LLC and EMP Merger Corporation.
 ******2.6    --    Amendment No. 1 to the Agreement and Plan of Merger, dated
                    April 14, 2003, by and between EMP Group LLC and EMP Merger
                    Corporation.
 ******2.7    --    Contribution Agreement, dated as of February 24, 2003, by
                    and among EMP Merger Corporation and the persons set forth on the signature pages thereto.
 ******2.8    --    Amendment No. 1 to the Contribution agreement, dated April
                    14, 2003, by and among EMP Merger Corporation and the
                    persons set forth on the signature pages thereto.
       3.1    --    Certificate of Incorporation of Enquirer/Star, Inc. and
                    amendments thereto (incorporated by reference to the
                    Company's Registration Statement on Form S-1, Registration
                    No. 33-46676, Part II, Item 16, Exhibit 3.5, as filed on
                    March 25, 1992).(1)
       3.2    --    Amended By-Laws of Enquirer/Star, Inc. (incorporated by
                    reference to the Company's Registration Statement on Form
                    S-1, Registration No. 33-46676, Part II, Item 16, Exhibit
                    3.6, as filed on March 25, 1992).(1)
       3.3    --    Amendment of Certificate of Incorporation of the Company
                    dated November 7, 1994 changing its name to American Media
                    Operations, Inc. from Enquirer/Star, Inc. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended March 27, 1995, filed as Exhibit 3.3, File
                    No. 1-11112).
      *4.1    --    Indenture dated as of May 7, 1999, among American Media
                    Operations, Inc., National Enquirer, Inc., Star Editorial,
                    Inc., SOM Publishing, Inc., Weekly World News, Inc., Country
                    Weekly, Inc., Distribution Services, Inc., Fairview
                    Printing, Inc., NDSI, Inc., Biocide, Inc., American Media
                    Marketing, Inc., and Marketing Services, Inc., and The Chase
                    Manhattan Bank, a New York banking corporation, as trustee.

  EXHIBIT
  NUMBER                               DESCRIPTION OF EXHIBIT
-----------                            ----------------------
      *4.2    --    Indemnity, Subrogation and Contribution Agreement dated as of May 7, 1999, among American Media Operations, Inc., each subsidiary of American Media, Inc. listed on Schedule I
                    thereto and The Chase Manhattan Bank, as collateral agent
                    for the Secured Parties (as defined in the Security
                    Agreement).
      *4.3    --    Pledge Agreement dated as of May 7, 1999, among American
                    Media Operations, Inc., American Media, Inc., each
                    subsidiary of Holdings listed on Schedule I thereto and The
                    Chase Manhattan Bank, as collateral agent for the Secured
                    Parties
      *4.4    --    Security Agreement dated as of May 7, 1999, among American
                    Media Operations, Inc., American Media, Inc., each
                    subsidiary of Holdings listed on Schedule I thereto and The
                    Chase Manhattan Bank, as collateral agent for the Secured
                    Parties (as defined herein).
     **4.5    --    Credit Agreement dated as of May 7, 1999, as Amended and
                    Restated as of November 1, 1999, among American Media, Inc.,
                    American Media Operations, Inc., the Lenders party hereto
                    and The Chase Manhattan Bank, as Administrative Agent.
   ****4.6    --    Amendment, dated as of February 11, 2002 to the Credit
                    Agreement, dated as of May 7, 1999, among American Media,
                    Inc., American Media Operations, Inc., the Lenders party
                    thereto, and JP Morgan Chase Bank (formerly known a The
                    Chase Manhattan Bank), as Administrative Agent.
   ****4.7    --    Indenture, dated as of February 14, 2002, among American
                    Media Operations, Inc., AM Auto World Weekly, Inc., American
                    Media Consumer Entertainment, Inc., American Media Consumer
                    Magazine Group, Inc., American Media Distribution &
                    Marketing Group, Inc., American Media Property Group, Inc.,
                    American Media Mini Mags, Inc., American Media Newspaper
                    Group, Inc., Country Music Media Group, Inc., Distribution
                    Services, Inc., Globe Communications Corp., Globe Editorial,
                    Inc., Mira! Editorial, Inc., National Enquirer, Inc.,
                    National Examiner, Inc., NDSI, Inc., Star Editorial, Inc.,
                    and JP Morgan Chase Bank (formerly known as The Chase
                    Manhattan Bank), as Trustee.
  *****4.8    --    Indenture dated as of January 23, 2003 by and among American
                    Media Operations, Inc., the guarantors party thereto and JP
                    Morgan Trust Company, National Association.
  *****4.9    --    Amendment and Restatement Agreement, dated as of January 23,
                    2003, among American Media Operations, Inc., American Media,
                    Inc., the lenders party thereto, and JP Morgan Chase Bank, as Administrative Agent, under the Credit Agreement, dated as of May 7, 1999, as amended and restated as of May 21,
                    2002, among the parties thereto.
       4.10   --    Reaffirmation and Amendment Agreement, as of January 23,
                    2003, among American Media Operations, Inc., American Media,
                    Inc., the Subsidiary Loan Parties and JP Morgan Chase Bank,
                    as Administrative Agent and Collateral Agent under the
                    Restated Credit Agreement.
       4.11   --    Amendment No. 1 dated as of March 5, 2003 to the Amended and
                    Restated Credit Agreement dated as of January 23, 2003,
                    among American Media, Inc., American Media Operations, Inc., the lenders party thereto and JP Morgan Chase Bank, as
                    Administrative Agent.
      10.1    --    Tax Sharing Agreement dated as of March 31, 1992, among
                    Enquirer/Star Group, Inc. and its subsidiaries (incorporated by reference from our Annual Report on Form 10-K for the
                    year ended March 30, 1992, filed as Exhibit 10.15, File No.
                    1-10784).(1)
******10.2    --    Management Agreement dated as of April 17, 2003, by and
                    American Media, Inc., T.H. Lee Managers V, LLC and Evercore
                    Advisors L.P.
      10.3    --    Amended and Restated Employment Agreement of David J. Pecker
                    dated February 24, 2003.
   ***10.4    --    Side Letter regarding David J. Pecker Employment Agreement dated as of April 13, 1999.
    **10.5    --    Mike Rosenbloom Employment Agreement, dated as of November
                    1, 1999.
      12      --    Computation of Ratio of Earnings to Fixed Charges.

  EXHIBIT
  NUMBER                               DESCRIPTION OF EXHIBIT
-----------                            ----------------------
      21      --    Subsidiaries of American Media Operations, Inc.
      99.1    --    Certification Pursuant to Section 906 of the Sarbanes Oxley
                    Act of 2002.
      99.2    --    Certification Pursuant to Section 906 of the Sarbanes Oxley
                    Act of 2002.

---------------

(1) Enquirer/Star, Inc. is now named American Media Operations, Inc.; Enquirer/Star Group, Inc. is now named American Media, Inc.

     * Incorporated by reference to our Registration Statement on Form S-4, filed August 28, 1999.

     ** Incorporated by reference to our March 27, 2000 Form 10-K for fiscal
        2000 filed June 26, 2000.

   *** Incorporated by reference to our March 29, 1999 Form 10-K for fiscal 1999 filed June 28, 1999.

  **** Incorporated by reference to our Registration Statement on Form S-4, filed April 23, 2002.

 ***** Incorporated by reference to our Form 8-K filed January 27, 2003.

****** Incorporated by reference to our Form 8-K filed April 27, 2003.

3.  FORM 8-K

Form 8-K filed February 5, 2002, announcing the private placement of senior subordinated notes.

Form 8-K filed February 14, 2002, announcing the completion of the issuance of senior subordinated notes.

Form 8-K filed January 7, 2003, announcing the acquisition of Weider Publications, LLC and its subsidiaries.

Form 8-K filed January 27, 2003, announcing the completion of the acquisition of Weider Publications, LLC and its subsidiaries.

Form 8-K filed February 27, 2003, announcing the merger and restructuring of EMP Group LLC.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy material has been sent to security holders in fiscal year 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereto duly authorized on June 6, 2003.

                                          AMERICAN MEDIA OPERATIONS, INC.

                                          By:      /s/ DAVID J. PECKER
                                            ------------------------------------
                                                      David J. Pecker
                                            Chairman of the Board, President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated on June 6, 2003.

                  SIGNATURE                                        TITLE
                  ---------                                        -----
             /s/ DAVID J. PECKER                     Chairman of the Board, President,
---------------------------------------------      Chief Executive Officer and Director
               David J. Pecker                         (Principal Executive Officer)

              /s/ JOHN A. MILEY                     Executive Vice President and Chief
---------------------------------------------                Financial Officer
                John A. Miley                  (Principal Financial and Accounting Officer)

            /s/ AUSTIN M. BEUTNER                                Director
---------------------------------------------
              Austin M. Beutner

              /s/ NEERAJ MITAL                                   Director
---------------------------------------------
                Neeraj Mital

             /s/ LUCILLE SALHANY                                 Director
---------------------------------------------
               Lucille Salhany

            /s/ ANTHONY J. DINOVI                                Director
---------------------------------------------
              Anthony J. DiNovi

             /s/ SOREN L. OBERG                                  Director
---------------------------------------------
               Soren L. Oberg

              /s/ MICHAEL GARIN                                  Director
---------------------------------------------
                Michael Garin

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, David J. Pecker, certify that:

          1. I have reviewed this annual report on Form 10-K of American Media Operations, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ DAVID J. PECKER
                                          --------------------------------------
                                                     David J. Pecker
                                                 Chief Executive Officer

Date: June 6, 2003

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, John A. Miley, certify that:

          1. I have reviewed this annual report on Form 10-K of American Media Operations, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ JOHN A. MILEY
                                          --------------------------------------
                                                 Executive Vice President
                                                 Chief Financial Officer

Date: June 6, 2003