Form 10-Q
period 2003-06-30
AMERICAN MEDIA OPERATIONS INC
filed 2003-08-14
CIK 853927

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number(s) – 1-11112

AMERICAN MEDIA OPERATIONS, INC.

(Exact name of the registrant as specified in its charter)

Delaware	59-2094424
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

1000 American Media Way, Boca Raton, Florida	33464
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (561) 997-7733

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 14, 2003 there were 7,507 shares of common stock outstanding.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

JUNE 30, 2003

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share information)

	March 31, 2003	June 30, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,475	$16,778
Receivables, net	52,553	51,178
Inventories	18,422	29,375
Prepaid expenses and other	9,601	18,567

Total Current Assets	121,051	115,898

PROPERTY AND EQUIPMENT, at cost:
Land and buildings	4,104	4,167
Machinery, fixtures and equipment	34,564	36,987
Display racks	43,427	42,739

	82,095	83,893
Less—accumulated depreciation	(35,987)	(37,468)

	46,108	46,425

LONG TERM NOTE RECEIVABLE, net	1,415	1,415

DEFERRED DEBT COSTS, net	30,560	29,215

GOODWILL, net of accumulated amortization of $74,757	659,052	660,172

OTHER INTANGIBLES, net of accumulated amortization of $93,938 and $97,485, respectively	642,074	638,527

	$1,500,260	$1,491,652

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of term loan	$9,813	$5,789
Accounts payable	30,730	27,926
Accrued expenses	79,914	65,757
Deferred revenues	47,217	41,053

Total current liabilities	167,674	140,525

PAYABLE TO PARENT COMPANY	2,173	—

TERM LOAN AND REVOLVING CREDIT COMMITMENT, net of current portion	458,997	458,205

SUBORDINATED INDEBTEDNESS:
10.25% Senior Subordinated Notes Due 2009	400,000	400,000
Bond Premium on 10.25% Senior Subordinated Notes Due 2009	633	607
8.875% Senior Subordinated Notes Due 2011	150,000	150,000
11.625% Senior Subordinated Notes Due 2004	740	740

	551,373	551,347

DEFERRED INCOME TAXES	145,123	152,881

STOCKHOLDER’S EQUITY:
Common stock, $.20 par value; 7,507 shares issued and outstanding	2	2
Additional paid-in capital	273,480	281,814
Accumulated other comprehensive loss	(314)	(256)
Accumulated deficit	(98,248)	(92,866)

TOTAL STOCKHOLDER’S EQUITY	174,920	188,694

	$1,500,260	$1,491,652

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN 000’s)

	Fiscal Quarter Ended June 24, 2002	Fiscal Quarter Ended June 30, 2003
OPERATING REVENUES:
Circulation	$73,550	$79,344
Advertising	9,895	37,693
Other	5,378	7,937

	88,823	124,974

OPERATING EXPENSES:
Editorial	8,567	13,712
Production	25,318	31,943
Distribution, circulation and other cost of sales	11,809	18,592
Selling, general and administrative expenses	11,238	21,819
Loss on insurance settlement	96	—
Depreciation and amortization	6,831	10,018

	63,859	96,084

OPERATING INCOME	24,964	28,890

INTEREST EXPENSE, net	(13,466)	(20,050)
OTHER INCOME (EXPENSE), net	50	(155)

INCOME BEFORE PROVISION FOR INCOME TAXES	11,548	8,685

PROVISION FOR INCOME TAXES	3,496	3,303

NET INCOME	$8,052	$5,382

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(IN 000’s)

	Fiscal Quarter Ended June 24, 2002	Fiscal Quarter Ended June 30, 2003
Net income	$8,052	$5,382
Other comprehensive income
Interest rate swap adjustment	359	—
Foreign currency translation adjustments	—	58

Other comprehensive income	359	58

Comprehensive income	$8,411	$5,440

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN 000’s)

	Fiscal Quarter Ended June 24, 2002	Fiscal Quarter Ended June 30, 2003
Cash Flows from Operating Activities:
Net income	$8,052	$5,382

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Gain on sale of fixed assets	—	12
Bond premium amortization	(37)	(26)
Depreciation of property & equipment and amortization of intangible assets	6,831	10,018
Deferred debt cost amortization	1,110	1,586
Non-cash compensation charge	23	23
Decrease (increase) in—
Receivables	1,463	1,375
Inventories	(94)	(10,953)
Prepaid expenses and other	(3,051)	(8,966)
Increase (decrease) in—
Accounts payable	(3,581)	(2,804)
Accrued expenses	8,315	7,270
Accrued interest	(5,263)	(7,136)
Payable to Parent Company	(137)	—
Accrued and current deferred income taxes	(1,384)	768
Deferred revenues	(3,906)	(6,164)

Total adjustments	289	(14,997)

Net cash provided by (used in) operating activities	8,341	(9,615)

Cash Flows from Investing Activities:
Capital expenditures	(3,549)	(6,800)
Acquisition of business	—	(8,421)
Loss on insurance settlement	96	—
Allocable insurance proceeds for carrying value of Boca facility	3,785	—

Net cash provided by (used in) investing activities	332	(15,221)

Cash Flows from Financing Activities:
Term loan and revolving credit commitment principal repayments	(1,530)	(4,816)
Capital contribution	—	6,138
Payment of deferred debt costs	(1,289)	(241)

Net cash provided by (used in) financing activities	(2,819)	1,081

Effect of Exchange Rate Changes on Cash	—	58

Net Increase (Decrease) in Cash and Cash Equivalents	5,854	(23,697)
Cash and Cash Equivalents at Beginning of Period	18,676	40,475

Cash and Cash Equivalents at End of Period	$24,530	$16,778

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Income taxes	$1,752	$287
Interest	21,012	25,360

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(000’s omitted in all tables)

(unaudited)

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP (accounting principles generally accepted in the United States of America) for interim financial information and with the instructions to Form 10-Q. There has been no material change in the information disclosed in the notes to condensed consolidated financial statements included in the Annual Report on Form 10-K of American Media Operations, Inc. (a wholly-owned subsidiary of American Media, Inc.) and subsidiaries (the “Company”) for the fiscal year ended March 31, 2003.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein. Operating results for the fiscal period ended June 30, 2003 are not necessarily indicative of the results that may be expected for future periods.

The preparation of financial statements in conformity with GAAP in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) ACQUISITIONS

On January 23, 2003 the Company and EMP Group LLC acquired Weider Publications LLC (the “Weider Acquisition”), a newly formed company to which the magazine business of Weider Publications, Inc. and Weider Interactive Networks, Inc. had been contributed by Weider Health and Fitness LLC and Weider Interactive Networks, Inc. The aggregate purchase price was $357.3 million, which includes a post-closing working capital adjustment of $7.3 million.

The following unaudited pro forma financial information gives effect to the Weider acquisition as if it has occurred as of the beginning of the period presented:

Fiscal Quarter Ended June 24, 2002
Operating revenues	$132,203
Net Income	$7,053

The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated the Weider properties as of the beginning of the period presented.

(3) REVENUE RECOGNITION

Substantially all publication sales, except subscriptions, are made through unrelated distributors. Issues, other than special topic issues, are placed on sale approximately one week prior to the issue date; however, circulation revenues and related expenses are recognized for financial statement purposes on an issue date basis (i.e., off sale date). Special topic and monthly issues revenue and related expenses are recognized at the on sale date. On or about the date each issue is placed on sale, the Company receives a percentage of the issue’s estimated sales proceeds for our publications as an advance from the distributors. All of our publications are sold with full return privileges.

Revenues from copy sales are net of reserves provided for expected sales returns, which are established in accordance with GAAP, after considering such factors as sales history and available market information. We continually monitor the adequacy of the reserves and make adjustments when necessary. Revenues are also net of product placement costs (“retail display allowances”) paid to the retailers.

Subscriptions received in advance of the issue date are recognized as income over the term of the subscriptions as served. Advertising revenues are recognized in the period in which the related advertising appears in the publications.

Deferred revenues were comprised of the following:

	March 31, 2003	June 30, 2003
Single Copy	$7,971	$4,051
Subscriptions	38,376	36,226
Advertising	870	776

	$47,217	$41,053

Other revenues, primarily from marketing services performed for third parties by Distribution Services, Inc. (“DSI”), a wholly-owned subsidiary, are recognized when the service is performed.

(4) INVENTORIES

Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation. Inventories are comprised of the following:

	March 31, 2003	June 30, 2003
Raw materials—paper	$11,154	$23,235
Finished product—paper, production and distribution costs of future issues	7,268	6,140

	$18,422	$29,375

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangibles, net, consists of the following:

	March 31, 2003	June 30, 2003
Tradenames—indefinite-lived	$629,441	$629,441
Covenants not to compete	22,500	22,500
Subscriber lists	66,171	66,171
Advertising relationships	7,750	7,750
Non-subscriber customer relationships	10,150	10,150

	736,012	736,012
Less: accumulated amortization	(93,938)	(97,485)

	$642,074	$638,527

The changes in the carrying amount of goodwill for the fiscal quarter ended June 30, 2003 can be summarized as follows:

June 30, 2003
Balance, beginning of period	$659,052
Acquisition of Weider	1,120

Balance, end of period	$660,172

The increase in goodwill for the fiscal quarter ended June 30, 2003 primarily relates to additional employee termination costs incurred in connection with the Weider acquisition. Goodwill and intangibles with indefinite lives will be tested for impairment annually or more frequently when events or circumstances indicate that an impairment may have occurred. The Company uses the beginning of its fiscal fourth quarter as the date for its annual impairment tests. The Company performed its annual impairment test for fiscal 2003 as of the beginning of the fourth quarter of fiscal 2003 and found no impairment.

Amortization expense of other intangible assets for the fiscal quarter ended June 30, 2003 was $3.5 million. Based on the carrying value of identified intangible assets recorded at June 30, 2003, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Fiscal Year
2004	$14,204
2005	14,204
2006	12,122
2007	8,269
2008	8,165

$56,964

(6) INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date.

(7) CREDIT AGREEMENT

The Company’s bank credit agreement (the “Credit Agreement”), which was comprised of a $340 million term loan commitment, was amended on November 1, 1999 in connection with the Globe Acquisition to increase the term loan amount to $430 million and provide a $60 million revolving credit commitment. We also amended the Credit Agreement on February 14, 2002, in connection with the subordinated notes. The amendment included changes to the interest rates discussed below, as well as changes to certain financial covenants. The Company amended the Credit Agreement on May 22, 2002. This amendment restructured the marginal interest rate on the Company’s term loans. Additionally, the Company amended the Credit Agreement on January 23, 2003, in connection with the Weider Acquisition to increase the term loan amount by $140 million.

(a) Borrowings under the term loan commitments are payable in varying quarterly installments from July 2001 through April 2007. We are required to make Excess Cash Flow payments (as defined), which will be applied ratably to the then outstanding term loans. Included in the current portion of the term loan in the accompanying condensed consolidated balance sheet as of March 31, 2003 is $3,274,000 of required Excess Cash Flow relating to fiscal 2003.

(b) Revolving Credit Commitment–The Credit Agreement also provides for additional borrowings up to a maximum of $60 million. This commitment, which expires in April 2006, allows funds to be borrowed and repaid from time to time with permanent reductions in the revolving credit commitment permitted at our option. As of June 30, 2003, no amounts were outstanding under the revolving credit facility.

(c) Commitment Fees–We are required to pay a commitment fee ranging from 3/8% to 1/2% of the unused portion of the revolving commitment.

(d) Guarantees, Collateral and Financial Covenants–Our obligations under the Credit Agreement are guaranteed by all of our subsidiaries. The obligations and such guarantees are secured by (i) a pledge by the Company of all of the capital stock of its subsidiaries, (ii) a pledge of all of the capital stock of the Company and (iii) a security interest in substantially all of the assets of the Company’s subsidiaries.

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

The effective interest rate under the Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of June 30, 2003 was 4.2% and the weighted average effective interest rates for the fiscal quarters ended June 24, 2002 and June 30, 2003 were 6.4% and 4.2%, respectively.

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

(8) FRONTLINE MARKETING

On November 27, 2000, the Company sold its 80% owned subsidiary, FMI, to the minority shareholder for a $2.5 million note receivable (the “FMI Note”). The FMI Note initially had a short-term component of $500,000, which amount has been paid in full, and a long-term component of $2,000,000 which is payable to us based on defined cash flow of FMI. The FMI Note bears interest at 9%. Due to the uncertainty of FMI’s ability to generate defined cash flow for the repayment of the FMI Note, we initially reserved $1.6 million of the FMI Note. No gain or loss was initially recognized on this transaction. As of June 30, 2003, the FMI Note’s balance was $1.4 million due to payments received from FMI.

(9) ANTHRAX INCIDENT

The Company’s Boca Raton headquarters, which housed substantially all of the Company’s operations

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

In May 2002, the Company and its insurance carrier reached a final compromise regarding the Company’s insurance claim and the Company received a compromised payment. The insurance proceeds resulted in a net gain on the insurance settlement of $7,613,000 for the fiscal year ended March 31, 2003. During the fiscal year ended March 31, 2003, the Company incurred costs for maintaining the Boca facility such as security and utilities, which have been netted against the gain on insurance settlement. The Company expenses these costs as incurred.

On April 17, 2003, the Company sold its anthrax-contaminated headquarters in Boca Raton, Florida to 5401 Broken Sound LLC. As a result of the sale, the Company will continue its two-year lease in the 53,000 square foot facility described above. 5401 Broken Sound LLC paid $40,000 as consideration for the transfer of ownership.

(10) LITIGATION

Various suits and claims arising in the ordinary course of business have been instituted against us. We have insurance policies available to recover potential legal costs. We periodically evaluate and assess the risks and uncertainties associated with litigation independent from those associated with our potential claim for recovery from third party insurance carriers. We have a $2.3 million reserve as of June 30, 2003, for pending legal cases.

(11) DEFERRED DEBT COSTS

Certain costs incurred in connection with the issuance of our long-term debt have been deferred and are amortized using the effective interest rate method as part of interest expense over periods from 7 to 10 years.

In connection with the Company’s issuance of $150 million of 10.25% Series B Senior Subordinated Notes due 2009 on February 14, 2002, $7.0 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the notes.

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

(12) SUBORDINATED INDEBTEDNESS

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

On January 23, 2003, the Company issued $150,000,000 in aggregate principal amount of 8.875% Senior Subordinated Notes due 2011 through a private placement. The net proceeds from the offering were $145,875,000, including the discount on the notes. We used the net proceeds of the offering to (a) fund the acquisition of Weider Publications LLC, and (b) pay the transaction costs. These notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness. The notes rank equally with all our existing and future senior subordinated indebtedness. The notes are guaranteed on a senior subordinated basis by all our current subsidiaries.

(13) RECAPITALIZATION OF EQUITY

On April 17, 2003, the Company completed a series of transactions whereby principals and affiliates of Evercore Partners LLP (“Evercore”) and Thomas H. Lee Company (“T.H. Lee”), David J. Pecker, the Chief Executive Officer of the Company, other members of management and certain other investors contributed approximately $434.6 million in cash and existing ownership interests of EMP Group LLC, our ultimate parent, valued at approximately $73.3 million, of a merger vehicle which was merged with and into EMP Group LLC in exchange for newly issued ownership interests of EMP Group LLC.

Upon completion of the merger, EMP Group LLC’s existing limited liability company agreement was amended and restated in its entirety. Under the new agreement, the board of managers of EMP Group LLC consists of three designees of Evercore, three designees of T.H. Lee, one of whom is subject to Evercore’s prior approval, the Chief Executive Officer of American Media, Inc., who is subject to the approval of Evercore and T.H. Lee. While Evercore and T.H. Lee jointly control EMP Group LLC, the new limited liability company agreement requires that certain significant actions of EMP Group LLC be approved by David J. Pecker and a majority of the other investors of EMP Group LLC.

In addition, in connection with the merger, David J. Pecker and American Media, Inc. have entered into a new employment agreement, which governs the terms of David J. Pecker’s employment as Chief Executive Officer of American Media, Inc. for a term of five years. Also, American Media, Inc., THL Managers V, L.L.C., an affiliate of T.H. Lee, and Evercore Advisors L.P., an affiliate of Evercore, have entered into a Management Agreement pursuant to which THL Managers V, L.L.C. and Evercore Advisors L.P. will provide certain management and advisory services to American Media, Inc. for an annual fee of $1.0 million each. This Management Agreement is amortized to expense by the Company over the annual period. Additionally, $2.3 million of management bonuses were granted as part of the recapitalization. These bonuses were charged to expenses by the Company during the fiscal quarter ended June 30, 2003. Additionally, the intercompany payable to American Media, Inc. was eliminated as a result of the recapitalization.

(14) NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 superceded EITF Consensus No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 affects the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are effective for guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”)”. This Interpretation requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this Interpretation did not have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003. We do not expect the implementation of SFAS No. 149 to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the implementation of SFAS No. 150 to have a material impact on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Quarter Ended June 30, 2003 vs. Fiscal Quarter Ended June 24, 2002

Total operating revenues were $124,974,000 for the current fiscal quarter. Operating revenues increased by $36,151,000, or 40.7%, from the prior year’s comparable fiscal quarter. Circulation revenue increased $5.8 million, primarily due to the Weider acquisition partially offset by decreased single copy sales from our tabloids. Advertising revenues increased 280.9%, from $9.9 million to $37.7 million, primarily due to the Weider acquisition.

Circulation revenues (which include all single copy and subscription sales) were $79,344,000 for the current fiscal quarter. Circulation revenues increased by $5,794,000, or 7.9%, when compared to the prior year’s comparable fiscal quarter. The circulation increase was primarily related to the Weider acquisition partially offset by a 13% decrease in unit sales for the tabloids from the prior year’s quarter. The overall newsstand circulation for the industry in terms of units was down 13% in the quarter compared to the prior quarter.

Advertising revenues were $37,693,000 for the current fiscal quarter. Advertising revenues increased by $27,798,000, or 280.9%, when compared to the prior year’s comparable fiscal quarter. This increase was primarily due to the Weider acquisition ($26.9 million), coupled with an increase of $0.9 million (9.3%) for the tabloids.

Total operating expenses for the current fiscal quarter increased by $32,225,000 when compared to the prior year’s comparable fiscal quarter. This increase was primarily due to the Weider acquisition.

Interest expense increased for the current fiscal quarter by $6,584,000 to $20,050,000 compared to the prior year’s comparable fiscal quarter. This increase in interest expense relates to a higher amount of debt outstanding for the current fiscal quarter due to the Weider acquisition offset by a lower average effective interest rate. Additionally, on June 29, 2002, we received $3,277,000 to terminate our interest rate swap agreements. This amount received was recognized as a reduction to interest expense for the prior year’s comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

We have substantially increased our indebtedness in connection with the Weider acquisition. Our liquidity requirements have been significantly increased, primarily due to increased interest and principal payment obligations under the Credit Agreement and our subordinated notes. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the Credit Agreement and the subordinated notes, to make capital expenditures and to cover working capital requirements. As of June 30, 2003, there were no amounts outstanding on the revolving credit facility. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the subordinated notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Our ability to make scheduled payments of principal and interest under the Credit Agreement and the subordinated notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At June 30, 2003, we had cash and cash equivalents of $16.8 million and a working capital deficiency of $24.6 million. We do not consider our working capital deficiency to be a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficiency resulted principally from:

•	our policy of using available cash to reduce borrowings which are recorded as noncurrent liabilities, thereby reducing current assets without a corresponding reduction in current liabilities;

•	our minimal accounts receivable level relative to revenues, as most of our sales revenues are received from national distributors as advances based on estimated single copy circulation; and

•	accounting for deferred revenues as a current liability. Deferred revenues are comprised of deferred subscriptions, advertising and single copy revenues and represent payments received in advance of the period in which the related revenues will be recognized.

Historically, our primary sources of liquidity have been cash generated from operations and amounts available under our credit agreements, which have been used to fund shortfalls in available cash.

We made capital expenditures in the fiscal quarters ended June 24, 2002 and June 30, 2003 totaling $3.5 million and $6.8 million, respectively.

At June 30, 2003, our outstanding indebtedness totaled $1,015.3 million, of which $464.0 million represented borrowings under the credit agreement and $0.6 million represents unamortized bond premium. At August 14, 2003, our outstanding indebtedness totaled $1,013.9 million, of which $462.6 million represented borrowings under the credit agreement. As of June 30, 2003, the Company’s effective interest rate on borrowings under the credit agreement was 4.2%. The effective rate for borrowings under the credit agreement averaged 4.2% for the fiscal quarter ended June 30, 2003. The effective rate for borrowings under the credit agreement averaged 6.4% for the fiscal quarter ended June 24, 2002.

We have no material assets or operations other than the investments in our subsidiaries. The subordinated notes are unconditionally guaranteed, on a senior subordinated basis, by all of our domestic subsidiaries. Each domestic subsidiary that will be organized in the future by us, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the subordinated notes on a senior subordinated basis. Subordinated note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. The note guarantors are our subsidiaries. At present, the note guarantors comprise all of our direct and indirect domestic subsidiaries. Note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the credit facility, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the credit facility. Furthermore, the subordinated note indentures permit note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. We have not presented separate financial statements and other disclosures concerning each of the note guarantors, as these disclosures are not applicable under SEC rules and regulations.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The following table and discussion summarizes EBITDA for the three months ended June 24, 2002 and June 30, 2003.

	Fiscal Quarter Ended June 24, 2002	Fiscal Quarter Ended June 30, 2003
Net income	$8,052	$5,382	(1)
Add (deduct)—
Interest expense	13,466	20,050
Income taxes	3,496	3,303
Depreciation and amortization	6,831	10,018
Other income, net	(50)	155

EBITDA	$31,795	$38,908

(1)	As noted in Footnote 13, net income includes a one-time non-recurring $2.3 million bonus as an expense granted to certain members of management as part of the recapitalization. This bonus was funded with cash contributed as part of the recapitalization.

The Company defines EBITDA as net income (loss) before extraordinary charges, interest expense, income taxes, depreciation and amortization, and other income (expense). EBITDA should not be considered in isolation or as a substitute for net income or cash flows from operating activities, which have been prepared in accordance with GAAP or as a measure of our operating performance, profitability or liquidity. We believe EBITDA provides useful information regarding our ability to service our debt, and we understand that such information is considered by certain investors to be an additional basis for evaluating a company’s ability to pay interest and repay debt. EBITDA is a widely used performance measure for publishing companies and is provided here as a supplemental measure of operating performance to net income calculated in accordance with GAAP.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 superceded EITF Consensus No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 affects the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are effective for guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”)”. This Interpretation requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this Interpretation did not have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003. We do not expect the implementation of SFAS No. 149 to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the implementation of SFAS No. 150 to have a material impact on our consolidated financial statements.

Forward-Looking Statements

Some of the information presented in this Form 10-Q constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•      our high degree of leverage and significant debt
service obligations,

•      our ability to increase circulation and advertising
revenues,

•      market conditions for our publications,

•      our ability to develop new publications and services,

•      outcomes of pending and future litigation,

•      the effects of terrorism, including bio-terrorism, on
our business,

•      increasing competition by domestic and foreign
media companies,

•      lower than expected valuations associated with cash
flows and revenues may result in the inability to
realize the value of recorded intangibles and
goodwill,

•      changes in the costs of paper used by us,

•      any future changes in management,

•      general risks associated with the publishing
industry,

•      declines in spending levels by advertisers and
consumers,

•      the ability in a challenging environment to
continue to develop new sources of circulation,

•      increased costs and business disruption resulting
from diminished service levels from our whole-
salers, and

•      the introduction and increased popularity over the
over the long term of alternative technologies for
the provision of news and information.

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

The following table presents the future principal payment obligations and weighted average interest rates (excluding any amounts that may be borrowed under the credit commitment or required to be prepaid under the excess cash flow provision) associated with our existing long-term instruments assuming our actual level of indebtedness (dollars in 000’s):

	Fiscal Year Ended
	2004	2005	2006	2007	Thereafter	Fair Value
Liabilities:

$400,000 Fixed Rate (10.25%)	—	—	—	—	$400,000	$432,000

$150,000 Fixed Rate (8.875%)	—	—	—	—	$150,000	$162,000

$740 Fixed Rate (11.625%)	—	—	—	—	—	$740
Term Loan and Revolving Loan Variable Rate (4.2% as of June 30, 2003)	$4,342	$5,995	$6,269	$335,937	$111,451	$463,994

Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt would result in a change of $1,160,000 in our interest expense for the three months ended June 30, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures:

Within the 90-day period prior to the filing of this report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)	Internal Control Over Financial Reporting:

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on the evaluation, there has been no such change during the period covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See footnote 10 of Part I, Item I.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit 10.1	Employment Agreement of Bonnie Fuller dated June 26, 2003

Exhibit 31.1	Certification Pursuant to Rule 13(a) - 14(a) or 15(d) – 14(a), as Adopted Pursuant to Section 302 of the Sarbanes –Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Rule 13(a) - 14(a) or 15(d) – 14(a), as Adopted Pursuant to Section 302 of the Sarbanes –Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended June 30, 2003

Form 8-K filed April 25, 2003, announcing the completion of the merger and restructuring of EMP Group LLC.

Form 8-K filed June 6, 2003, presenting the combined consolidated financial statements of WPI and Subsidiaries and WIN as of December 31, 2002 and 2001 and for the years ended December 31, 2002 and 2001, the seven months ended December 31, 2000, and the year ended May 31, 2000.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereto duly authorized.

AMERICAN MEDIA OPERATIONS, INC.
Registrant

Date: August 14, 2003	By	/s/ JOHN A. MILEY
John A. Miley Executive Vice President Chief Financial Officer

Exhibit Index

Exhibit Number	Description

Exhibit 10.1	Employment Agreement of Bonnie Fuller dated June 26, 2003.

Exhibit 31.1	Certification Pursuant to Rule 13(a) - 14(a) or 15(d) – 14(a), as Adopted Pursuant to Section 302 of the Sarbanes –Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Rule 13(a) - 14(a) or 15(d) – 14(a), as Adopted Pursuant to Section 302 of the Sarbanes –Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002