Form 10-Q
period 2003-09-29
AMERICAN MEDIA OPERATIONS INC
filed 2003-11-13
CIK 853927

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2003

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

Yes  ☐ No ☒

As of November 13, 2003 there were 7,507 shares of common stock outstanding.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

SEPTEMBER 29, 2003

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share information)

	March 31, 2003	Sept. 29, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,475	$22,558
Receivables, net	52,553	52,588
Inventories	18,422	28,784
Prepaid expenses and other	9,601	10,959

Total Current Assets	121,051	114,889

PROPERTY AND EQUIPMENT, at cost:
Land and buildings	4,104	4,207
Machinery, fixtures and equipment	34,564	38,894
Display racks	43,427	43,192

	82,095	86,293
Less – accumulated depreciation	(35,987)	(40,873)

	46,108	45,420

LONG TERM NOTE RECEIVABLE, net	1,415	1,384

DEFERRED DEBT COSTS, net	30,560	28,099

GOODWILL, net of accumulated amortization of $74,757	659,052	660,613

OTHER INTANGIBLES, net of accumulated amortization of $93,938 and $101,036 respectively	642,074	635,077

	$1,500,260	$1,485,482

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of term loan	$9,813	$5,858
Accounts payable	30,730	26,990
Accrued expenses	79,914	62,246
Deferred revenues	47,217	38,517

Total current liabilities	167,674	133,611

PAYABLE TO PARENT COMPANY	2,173	—

TERM LOAN AND REVOLVING CREDIT COMMITMENT, net of current portion	458,997	456,689

SUBORDINATED INDEBTEDNESS:
10.25% Senior Subordinated Notes Due 2009	400,000	400,000
Bond Premium on 10.25% Senior Subordinated Notes Due 2009	633	581
8.875% Senior Subordinated Notes Due 2011	150,000	150,000
11.625% Senior Subordinated Notes Due 2004	740	740

	551,373	551,321

DEFERRED INCOME TAXES	145,123	149,339

STOCKHOLDER’S EQUITY:
Common stock, $.20 par value; 7,507 shares issued and outstanding	2	2
Additional paid-in capital	273,480	281,857
Accumulated other comprehensive loss	(314)	(409)
Accumulated deficit	(98,248)	(86,928)

TOTAL STOCKHOLDER’S EQUITY	174,920	194,822

	$1,500,260	$1,485,482

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN 000’s)

	Two Fiscal Quarters Ended Sept. 23, 2002	Two Fiscal Quarters Ended Sept. 29, 2003
OPERATING REVENUES:
Circulation	$150,180	$159,816
Advertising	19,410	76,168
Other	11,325	15,863

	180,915	251,847

OPERATING EXPENSES:
Editorial	18,447	29,107
Production	49,452	64,922
Distribution, circulation and other cost of sales	24,470	38,677
Selling, general and administrative expenses	22,912	40,077
Loss on insurance settlement	117	200
Restructuring expense	—	2,705
Depreciation and amortization	15,146	20,211

	130,544	195,899

OPERATING INCOME	50,371	55,948
INTEREST EXPENSE, net	(24,846)	(37,689)
OTHER INCOME (EXPENSE), net	103	(60)

INCOME BEFORE PROVISION FOR INCOME TAXES	25,628	18,199
PROVISION FOR INCOME TAXES	9,590	6,879

NET INCOME	$16,038	$11,320

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN 000’s)

	Fiscal Quarter Ended Sept. 23, 2002	Fiscal Quarter Ended Sept. 29, 2003
OPERATING REVENUES:
Circulation	$76,630	$80,472
Advertising	9,515	38,475
Other	5,947	7,926

	92,092	126,873

OPERATING EXPENSES:
Editorial	9,880	15,395
Production	24,134	32,979
Distribution, circulation and other cost of sales	12,661	20,085
Selling, general and administrative expenses	11,674	18,258
Loss on insurance settlement	21	200
Restructuring expense	—	2,705
Depreciation and amortization	8,315	10,193

	66,685	99,815

OPERATING INCOME	25,407	27,058
INTEREST EXPENSE, net	(11,380)	(17,639)
OTHER INCOME (EXPENSE), net	53	95

INCOME BEFORE PROVISION FOR INCOME TAXES	14,080	9,514
PROVISION FOR INCOME TAXES	6,094	3,576

NET INCOME	$7,986	$5,938

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(IN 000’s)

	Two Fiscal Quarters Ended Sept. 23, 2002	Two Fiscal Quarters Ended Sept. 29, 2003
Net income	$16,038	$11,320

Other comprehensive income (loss)
Interest rate swap adjustment	359	—
Foreign currency translation adjustments	—	(95)

Other comprehensive income (loss)	359	(95)

Comprehensive income	$16,397	$11,225

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(IN 000’s)

	Fiscal Quarter Ended Sept. 23, 2002	Fiscal Quarter Ended Sept. 29, 2003
Net income	$7,986	$5,938

Other comprehensive loss
Foreign currency translation adjustments	—	(153)

Other comprehensive loss	—	(153)

Comprehensive income	$7,986	$5,785

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN 000’s)

	Two Fiscal Quarters Ended Sept. 23, 2002	Two Fiscal Quarters Ended Sept. 29, 2003
Cash Flows from Operating Activities:
Net income	$16,038	$11,320

Adjustments to reconcile net income to net cash provided by operating activities—
Loss (gain) on sale of fixed assets	32	(68)
Bond premium amortization	(63)	(52)
Depreciation of property and equipment and amortization of intangible assets	15,146	20,211
Deferred debt cost amortization	2,249	3,197
Non-cash compensation charge	46	66
Decrease (increase) in—
Receivables	2,209	(35)
Inventories	1,339	(10,362)
Prepaid expenses and other	(3,223)	(1,358)
Increase (decrease) in—
Accounts payable	(4,657)	(3,740)
Accrued expenses	8,341	(6,892)
Accrued interest	5,195	391
Payable to Parent Company	(30)	—
Accrued income taxes	3,357	(192)
Deferred revenues	(4,238)	(8,700)

Total adjustments	25,703	(7,534)

Net cash provided by operating activities	41,741	3,786

Cash Flows from Investing Activities:
Capital expenditures	(11,401)	(12,505)
Proceeds from the sale of fixed assets	—	148
Acquisition of business	—	(8,421)
Loss on insurance settlement	3,785	—
Payment received on long term note receivable	—	31
Allocable insurance proceeds for carrying value of Boca facility	35	—

Net cash provided by (used in) investing activities	(7,581)	(20,747)

Cash Flows from Financing Activities:
Term loan and revolving credit commitment principal repayments	(16,537)	(6,263)
Capital contribution	—	6,138
Payment of deferred debt costs	(1,293)	(736)

Net cash provided by (used in) financing activities	(17,830)	(861)

Effect of Exchange Rate Changes on Cash	—	(95)

Net Increase (Decrease) in Cash and Cash Equivalents	16,330	(17,917)
Cash and Cash Equivalents at Beginning of Period	18,676	40,475

Cash and Cash Equivalents at End of Period	$35,006	$22,558

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Income taxes	$6,352	$2,268
Interest	21,567	35,686

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2003

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein. Operating results for the fiscal period ended September 29, 2003 are not necessarily indicative of the results that may be expected for future periods.

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) ACQUISITIONS

On January 23, 2003 the Company and EMP Group LLC, the owner of 100% of the common stock of American Media, Inc., acquired Weider Publications LLC (the “Weider Acquisition”), a newly formed company to which the magazine business of Weider Publications, Inc. and Weider Interactive Networks, Inc. had been contributed by Weider Health and Fitness LLC and Weider Interactive Networks, Inc. The aggregate purchase price was $357.3 million, which includes a post-closing working capital adjustment of $7.3 million.

The following unaudited pro forma financial information gives effect to the Weider acquisition as if it had occurred as of the beginning of the period presented:

Two Fiscal Quarters Ended Sept. 23, 2002
Operating revenues	$265,285
Net income	$15,240

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

Deferred revenues are comprised of the following:

	March 31, 2003	Sept. 29, 2003
Single Copy	$7,971	$4,159
Subscriptions	38,376	33,496
Advertising	870	862

	$47,217	$38,517

Other revenues, primarily from marketing services performed for third parties by Distribution Services, Inc. (“DSI”), a wholly-owned subsidiary, are recognized when the service is performed.

(4) INVENTORIES

Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation. Inventories are comprised of the following:

	March 31, 2003	Sept. 29, 2003
Raw materials – paper	$11,154	$22,567
Finished product – paper, production and distribution costs of future issues	7,268	6,217

	$18,422	$28,784

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangibles, net, consists of the following:

	March 31, 2003	Sept. 29, 2003
Tradenames – indefinite-lived	$629,441	$629,441
Covenants not to compete	22,500	22,500
Subscriber lists	66,171	66,272
Advertising relationships	7,750	7,750
Non-subscriber customer relationships	10,150	10,150

	736,012	736,113
Less: accumulated amortization	(93,938)	(101,036)

	$642,074	$635,077

The changes in the carrying amount of goodwill for the two fiscal quarters ended September 29, 2003 can be summarized as follows:

Sept. 29, 2003
Balance, beginning of period	$659,052
Acquisition of Weider	1,561

Balance, end of period	$660,613

The increase in goodwill for the two fiscal quarters ended September 29, 2003 primarily relates to additional employee termination costs incurred in connection with the Weider acquisition. These termination costs are a result of the relocation of certain operations from the Company’s Woodland Hills, California and Boston offices to New York.

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

Amortization expense of other intangible assets for the fiscal quarter ended September 29, 2003 was $7.1 million. Based on the carrying value of identified intangible assets recorded at September 29, 2003, and assuming no subsequent impairment of the underlying assets, annual amortization expense for the next five fiscal years is expected to be as follows:

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

(7) CREDIT AGREEMENT

The Company’s bank credit agreement (the “Credit Agreement”), which was comprised of a $340 million term loan commitment, was amended on November 1, 1999 in connection with an acquisition to increase the term loan amount to $430 million and provide a $60 million revolving credit commitment. We also amended the Credit Agreement on February 14, 2002, in connection with the issuance of subordinated notes. The amendment included changes to the interest rates discussed below, as well as changes to certain financial covenants. The Company amended the Credit Agreement on May 22, 2002. This amendment restructured the marginal interest rate on the Company’s term loans. Additionally, the Company amended the Credit

Agreement on January 23, 2003, in connection with the Weider Acquisition to increase the term loan amount by $140 million.

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

(b) Revolving Credit Commitment — The Credit Agreement also provides for additional borrowings up to a maximum of $60 million. This commitment, which expires in April 2006, allows funds to be borrowed and repaid from time to time with permanent reductions in the revolving credit commitment permitted at our option. As of September 29, 2003, no amounts were outstanding under the revolving credit facility.

(c) Commitment Fees — We are required to pay a commitment fee ranging from 3/8% to 1/2% of the unused portion of the revolving commitment.

(d) Guarantees, Collateral and Financial Covenants — Our obligations under the Credit Agreement are guaranteed by all of our subsidiaries. The obligations and such guarantees are secured by (i) a pledge by the Company of all of the capital stock of its subsidiaries, (ii) a pledge of all of the capital stock of the Company and (iii) a security interest in substantially all of the assets of the Company’s subsidiaries.

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

The effective interest rate under the Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of September 29, 2003 was 4.0% and the weighted average effective interest rates for the two fiscal quarters ended September 23, 2002 and September 29, 2003 were 5.6% and 4.1%, respectively.

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

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable rate debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we receive a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. As of September 29, 2003, the fair value of this swap was $1,535,000. This amount was recognized as a reduction of interest expense for the quarter ended September 29, 2003.

(8) FRONTLINE MARKETING

On November 27, 2000, the Company sold its 80% owned subsidiary, FMI, to the minority shareholder for a $2.5 million note receivable (the “FMI Note”). The FMI Note initially had a short-term component of $500,000, which amount has been paid in full, and a long-term component of $2,000,000 which is payable to us based on defined cash flow of FMI. The FMI Note bears interest at 9%. Due to the uncertainty of FMI’s ability to generate defined cash flow for the repayment of the FMI Note, we initially reserved $1.6 million of the FMI Note. No gain or loss was initially recognized on this transaction. As of September 29, 2003, the FMI Note’s balance was $1.4 million due to payments received from FMI.

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

In May 2002, the Company and its insurance carrier reached a final compromise regarding the Company’s insurance claim and the Company received a compromised payment. The insurance proceeds resulted in a net gain on the insurance settlement of $7,613,000 for the fiscal year ended March 31, 2003. During the fiscal year ended March 31, 2003, the Company incurred costs for maintaining the Boca facility such as security and utilities, which were netted against the gain on insurance settlement. The Company expensed these costs as incurred.

On April 17, 2003, the Company sold its anthrax-contaminated headquarters in Boca Raton, Florida to 5401 Broken Sound LLC. As a result of the sale, the Company will continue its two-year lease in the 53,000 square foot facility described above. 5401 Broken Sound LLC paid $40,000 as consideration for the transfer of ownership. During the quarter ended September 29, 2003, compensation expense totaling $200,000 was paid in connection with the sale of this facility. This was recorded as loss on insurance settlement in the consolidated statement of income for the quarter ended September 29, 2003.

(10) LITIGATION

Various suits and claims arising in the ordinary course of business have been instituted against us. We have insurance policies available to recover potential legal costs. We periodically evaluate and assess the risks and uncertainties associated with litigation independent from those associated with our potential claim for recovery from third party insurance carriers. In the opinion of management, none of the suits and claims currently pending will have a material adverse effect on the Company’s financials statements.

(11) DEFERRED DEBT COSTS

Certain costs incurred in connection with the issuance of our long-term debt have been deferred and are amortized using the effective interest rate method as part of interest expense over periods from 7 to 10 years.

In connection with the Company’s issuance of $150 million of 10.25% Series B Senior Subordinated Notes due 2009 on February 14, 2002, $7.0 million of issuance costs were deferred and are being amortized as part of interest expense over the life of the notes.

In connection with our issuance of $150 million of 8.875% Senior Subordinated Notes due 2011 on January 23, 2003, $8.4 million of issuance costs were deferred and are being amortized as part of interest expense over the life of the notes. Additionally, in connection with our increase in the Credit Agreement of $140 million on January 23, 2003, $3.5 million of financing costs were deferred and are being amortized as part of interest expense over the life of the Credit Agreement.

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

On February 14, 2002, the Company issued $150,000,000 in aggregate principal amount of 10.25% Series B Senior Subordinated Notes due 2009 through a private placement. The gross proceeds from the offering were $150,750,000 including a premium on the notes of $750,000. The Company used the gross proceeds of the offering (a) to make a $75,375,000 distribution to EMP Group LLC, (b) to prepay $68,375,000 of the term loans under the Credit Agreement and (c) to pay transaction costs. The notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness. The notes rank equally with all our existing and future senior subordinated indebtedness. The notes are guaranteed on a senior subordinated basis by all our current subsidiaries.

On January 23, 2003, the Company issued $150,000,000 in aggregate principal amount of 8.875% Senior Subordinated Notes due 2011 through a private placement. The net proceeds from the offering were $145,875,000, including a discount on the notes of $4,125,000. We used the net proceeds of the offering to (a) fund the acquisition of Weider Publications LLC, and (b) pay the transaction costs. These notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness. The notes rank equally with all our existing and future senior subordinated indebtedness. The notes are guaranteed on a senior subordinated basis by all our current subsidiaries.

(13) RECAPITALIZATION OF EQUITY

On April 17, 2003, the Company completed a series of transactions whereby principals and affiliates of Evercore Partners LLP (“Evercore”) and Thomas H. Lee Company (“T.H. Lee”), David J. Pecker, the Chief Executive Officer of the Company, other members of management and certain other investors contributed approximately $434.6 million in cash and existing ownership interests of EMP Group LLC, our ultimate parent, valued at approximately $73.3 million, to a merger entity which was then merged with and into EMP Group LLC in exchange for newly issued ownership interests of EMP Group LLC.

Upon completion of the merger, EMP Group LLC’s existing limited liability company agreement was amended and restated in its entirety. Under the new agreement, the board of managers of EMP Group LLC consists of three designees of Evercore, three designees of T.H. Lee, one of whom is subject to Evercore’s prior approval, and the Chief Executive Officer of American Media, Inc., who is subject to the approval of Evercore and T.H. Lee. While Evercore and T.H. Lee jointly control EMP Group LLC, the new limited liability company agreement requires that certain significant actions of EMP Group LLC be approved by David J. Pecker and a majority of the other investors of EMP Group LLC.

In addition, in connection with the merger, David J. Pecker and American Media, Inc. entered into a new employment agreement, which governs the terms of David J. Pecker’s employment as Chief Executive Officer of American Media, Inc. for a term of five years. Also, American Media, Inc., THL Managers V, L.L.C., an affiliate of T.H. Lee, and Evercore Advisors L.P., an affiliate of Evercore, have entered into a Management Agreement pursuant to which THL Managers V, L.L.C. and Evercore Advisors L.P. will provide certain management and advisory services to American Media, Inc. for an annual fee of $1.0 million each. This Management Agreement is amortized to expense by the Company over the annual period. Additionally, $2.3 million of management bonuses were granted as part of the recapitalization. These bonuses were charged to expense by the Company during the fiscal quarter ended June 30, 2003. Additionally, the intercompany payable to American Media, Inc. was eliminated as a result of the recapitalization.

(14) RESTRUCTURING ACTIVITIES

During the fiscal quarter ended September 29, 2003, the Company initiated a plan to relocate the Star and Mira! publications to New York City. The Company’s relocation plan involved the termination of 93 employees. This activity resulted in a charge of approximately $2,566,000 for termination benefits and $139,000 for costs associated with the relocation of existing employees. Through September 29, 2003, the Company has paid termination benefits to 55 employees totaling $436,000 and paid $139,000 of costs associated with the relocation of existing employees. The Company has an accrual at September 29, 2003, of $2,130,000 for the remaining termination benefits associated with this action. These severance benefits will be paid out through October 2004. The Company has completed its restructuring plan.

The following summarizes the activity in the Company’s reserve related to this activity for the fiscal quarter ended September 29, 2003 (in thousands):

	Restructuring Expense	Cash Payments	Balance Sept. 29, 2003
Accrued liabilities:
Severance	$2,566	$(436)	$2,130
Relocation	139	(139)	—

	$2,705	$(575)	$2,130

In connection with the relocation of Star Magazine, the Company entered into an agreement to lease an additional 33,000 square feet in its One Park Avenue building in New York City. The lease term for this additional space is from November 2003 to March 2010.

(15) NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 superceded EITF Consensus No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 affects the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are effective for guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material effect on our condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”)”. This Interpretation requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of this Interpretation did not have a material effect on our condensed consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please note that on January 23, 2003, we acquired Weider Publications, LLC. Accordingly, the three and six months ended September 29, 2003, includes the results of the Weider publications.

Results of Operations

Fiscal Quarter Ended September 29, 2003 vs. Fiscal Quarter Ended September 23, 2002

Total operating revenues were $126,873,000 for the current fiscal quarter. Operating revenues increased by $34,781,000, or 37.8%, from the prior year’s comparable fiscal quarter. This increase is primarily due to the Weider acquisition. Circulation revenue increased $3.8 million, primarily due to the Weider acquisition partially offset by decreased single copy sales from our tabloids. Advertising revenues increased 304.4%, from $9.5 million to $38.5 million, primarily due to the Weider acquisition.

Circulation revenues (which include all single copy and subscription sales) were $80,472,000 for the current fiscal quarter. Circulation revenues increased by $3,842,000, or 5.0%, when compared to the prior year’s comparable fiscal quarter. This circulation increase was primarily related to the Weider acquisition partially offset by a 19.0% decrease in unit sales for the tabloids from the prior year’s quarter. The overall newsstand circulation in terms of units for all checkout titles in the industry is down approximately 11.3% for the six months ended June 30, 2003 compared to the prior year’s period.

Advertising revenues were $38,475,000 for the current fiscal quarter. Advertising revenues increased by $28,960,000, or 304.4%, when compared to the prior year’s comparable fiscal quarter. This increase was primarily due to the Weider acquisition which contributed $28.8 million.

Total operating expenses for the current fiscal quarter increased by $33,130,000, or 49.7%, when compared to the prior year’s comparable fiscal quarter. This increase was primarily due to the Weider acquisition.

Interest expense increased for the current fiscal quarter by $6,259,000 to $17,639,000 compared to the prior year’s comparable fiscal quarter. This increase in interest expense relates to a higher amount of debt outstanding for the current fiscal quarter due to the Weider acquisition offset by a lower average effective interest rate. Additionally, we recognized a reduction of interest expense of $1,535,000 for the current fiscal quarter related to our interest rate swap agreement entered into during the current quarter.

Two Fiscal Quarters Ended September 29, 2003 vs. Two Fiscal Quarters Ended September 23, 2002

Total operating revenues were $251,847,000 for the two current fiscal quarters. Operating revenues increased by $70,932,000, or 39.2%, from the prior year’s comparable two fiscal quarters. This increase was primarily related to the Weider acquisition. Circulation revenue increased $9.6 million, or 6.4%, when compared to the two prior year’s comparable fiscal quarters. The circulation increase was primarily related to the Weider acquisition partially offset by a 15.6% decrease in unit sales for the tabloids from the two prior year’s comparable fiscal quarters. The overall newsstand circulation in terms of units for all checkout titles in the industry is down approximately 11.3% for the six months ended June 30, 2003 compared to the prior year’s period.

Advertising revenues were $76,168,000 for the two current fiscal quarters. Advertising revenues increased by $56,758,000, or 292.4%, when compared to the two prior year’s comparable fiscal quarters. This increase was primarily due to the Weider acquisition which contributed $55.7 million, coupled with an increase of $1.1 million for the tabloids. For the nine months ended September 2003, the National Enquirer and Star are up 4.6% in pages, while the industry is flat.

Total operating expenses for the two current fiscal quarters increased by $65,355,000, or 50.0%, when compared to the two prior year’s comparable fiscal quarters. This increase was primarily due to the Weider acquisition.

Interest expense increased for the two current fiscal quarters by $12,843,000 to $37,689,000 compared to the prior year’s comparable fiscal quarters. This increase in interest expense relates to a higher amount of debt outstanding for the two current fiscal quarters due to the Weider acquisition offset by lower average effective interest rate. On June 29, 2002 and October 8, 2002, we received $3,277,000 and $3,978,000, respectively, to terminate our interest rate swap agreements. The $3,277,000 and $3,905,000 of the $3,978,000 were recognized as a reduction to interest expense for the two prior year’s comparable fiscal quarters. Additionally, we recognized a reduction of interest expense of $1,535,000 for the two current fiscal quarters related to our interest rate swap agreement entered into during the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

We have substantially increased our indebtedness in connection with the Weider acquisition. Our liquidity requirements have been significantly increased, primarily due to increased interest and principal payment obligations under the Credit Agreement and our subordinated notes. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the Credit Agreement and the subordinated notes, to make capital expenditures and to cover working capital requirements. As of September 29, 2003, there were no amounts outstanding on the revolving credit facility. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the subordinated notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Our ability to make scheduled payments of principal and interest under the Credit Agreement and the subordinated notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At September 29, 2003, we had cash and cash equivalents of $22.6 million and a working capital deficiency of $18.7 million. We do not consider our working capital deficiency to be a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficiency resulted principally from:

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

We made capital expenditures in the fiscal quarters ended September 23, 2002 and September 29, 2003 totaling $11.4 million and $12.5 million, respectively.

At September 29, 2003, our outstanding indebtedness totaled $1,013.9 million, of which $462.5 million represented borrowings under the credit agreement and $0.6 million represents unamortized bond premium. At November 13, 2003, our outstanding indebtedness totaled $1,012.4 million, of which $461.0 million represented borrowings under the credit agreement. As of September 29, 2003, the Company’s effective interest rate on borrowings under the credit agreement was 4.0%. The effective rate for borrowings under the credit agreement averaged 4.1% for the two fiscal quarters ended September 29, 2003. The effective rate for borrowings under the credit agreement averaged 5.6% for the two fiscal quarters ended September 23, 2002.

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

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The following table and discussion summarizes EBITDA for the three and six months ended September 23, 2002 and September 29, 2003 (dollars in 000’s):

	Fiscal Quarter Ended Sept. 23, 2002	Fiscal Quarter Ended Sept. 29, 2003	Two Fiscal Quarters Ended Sept. 23, 2002	Two Fiscal Quarters Ended Sept 29, 2003
Net income (1) (2)	$7,986	$5,938	$16,038	$11,320
Add (deduct) -
Interest expense	11,380	17,639	24,846	37,689
Income taxes	6,094	3,576	9,590	6,879
Depreciation and amortization	8,315	10,193	15,146	20,211
Other (income) expense, net	(53)	(95)	(103)	60

EBITDA	$33,722	$37,251	$65,517	$76,159

(1)	As noted in Footnote 13, net income for the two fiscal quarters ended September 29, 2003, includes a one-time non-recurring $2.3 million bonus as an expense granted to certain members of management as part of the recapitalization. This bonus was funded with cash contributed as part of the recapitalization.
(2)	As noted in Footnote 14, net income for the two fiscal quarters ended September 29, 2003 includes a $2.7 million restructuring charge.

The Company defines EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization, and other income (expense). EBITDA should not be considered in isolation or as a substitute for net income or cash flows from operating activities, which have been prepared in accordance with GAAP, or as a measure of our operating performance, profitability or liquidity. We believe EBITDA provides useful information regarding our ability to service our debt, and we understand that such information is considered by certain investors to be an additional basis for evaluating a company’s ability to pay interest and repay debt. EBITDA is a widely used performance measure for publishing companies and is provided here as a supplemental measure of operating performance to net income calculated in accordance with GAAP.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 superceded EITF Consensus No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 affects the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are effective for guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material effect on our condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”)”. This Interpretation requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of this Interpretation did not have a material effect on our condensed consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material impact on our condensed consolidated financial statements.

Forward-Looking Statements

Some of the information presented in this Form 10-Q constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

♦	our high degree of leverage and significant debt service obligations,	♦	changes in the costs of paper used by us,

♦	our ability to increase circulation and advertising revenues, market conditions for our publications,	♦	any future changes in management,

♦	our ability to develop new publications and services,	♦	general risks associated with the publishing industry,

♦	outcomes of pending and future litigation,	♦	declines in spending levels by advertisers and consumers,

♦	the effects of terrorism, including bio-terrorism, on our business,	♦	the ability in a challenging environment to continue to develop new sources of circulation,

♦	increasing competition by domestic and foreign media companies,	♦	increased costs and business disruption resulting from diminished service levels from our wholesalers, and

♦	lower than expected valuations associated with cash flows and revenues may result in the inability to realize the value of recorded intangibles and goodwill,	♦	the introduction and increased popularity over the long term of alternative technologies for the provision of news and information.

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

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we receive a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. As of September 29, 2003, the fair value of this swap was $1,535,000. This amount was recognized as a reduction of interest expense for the quarter ended September 29, 2003.

Contractual Obligations

The following table presents the future principal payment obligations and weighted average interest rates (excluding any amounts that may be borrowed under the credit commitment or required to be prepaid under the excess cash flow provision) associated with our existing long-term instruments assuming our actual level of indebtedness (dollars in 000’s):

	Fiscal Year Ended
	2004	2005	2006	2007	Thereafter	Fair Value
Liabilities:

$400,000 Fixed Rate (10.25%)	—	—	—	—	$400,000	$427,000

$150,000 Fixed Rate (8.875%)	—	—	—	—	$150,000	$160,500

$740 Fixed Rate (11.625%)	—	$740	—	—	—	$740

Term Loan and Revolving Loan Variable Rate (4.0% as of September 29, 2003)	$2,895	$5,995	$6,269	$335,937	$111,451	$462,547

Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt would result in a change of $1,531,000 in our interest expense for the three months ended September 29, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures:

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the quarter covered by this report, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See footnote 10 of Part I, Item I.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit 31.1 Certification Pursuant to Rule 13(a) -14(a) or 15(d) – 14(a), as Adopted Pursuant to Section 302 of the Sarbanes –Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to Rule 13(a) -14(a) or 15(d) – 14(a), as Adopted Pursuant to Section 302 of the Sarbanes –Oxley Act of 2002.

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended September 29, 2003

Form 8-K filed July 1, 2003, announcing the appointment of Bonnie Fuller as Executive Vice President/Chief Editorial Director of American Media Operations, Inc.

Form 8-K filed August 14, 2003, announcing American Media Operations, Inc.’s financial results for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereto duly authorized.

AMERICAN MEDIA OPERATIONS, INC.
Registrant

Date: November 13, 2003	By	/s/ JOHN A. MILEY

John A. Miley
Executive Vice President
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

Exhibit 31.1	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002