Form 10-Q
period 2003-12-29
AMERICAN MEDIA OPERATIONS INC
filed 2004-02-17
CIK 853927

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2003

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

Yes ☐ No ☒

As of February 17, 2004 there were 7,507 shares of common stock outstanding.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

DECEMBER 29, 2003

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share information)

	March 31, 2003	December 29, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,475	$21,124
Receivables, net	52,553	46,083
Inventories	18,422	34,467
Prepaid expenses and other	9,601	12,989

Total Current Assets	121,051	114,663

PROPERTY AND EQUIPMENT, at cost:
Land and buildings	4,104	4,395
Machinery, fixtures and equipment	34,564	40,046
Display racks	43,427	41,787

	82,095	86,228
Less – accumulated depreciation	(35,987)	(41,916)

	46,108	44,312

LONG TERM NOTE RECEIVABLE, net	1,415	1,384

DEFERRED DEBT COSTS, net	30,560	26,539

GOODWILL, net of accumulated amortization of $74,757	659,052	661,787

OTHER INTANGIBLES, net of accumulated amortization of $93,938 and $104,587 respectively	642,074	631,492

	$1,500,260	$1,480,177

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of term loan	$9,813	$5,927
11.625% Senior Subordinated Notes Due 2004		740
Accounts payable	30,730	26,837
Accrued expenses	79,914	54,502
Deferred revenues	47,217	38,705

Total current liabilities	167,674	126,711

PAYABLE TO PARENT COMPANY	2,173	—

TERM LOAN AND REVOLVING CREDIT COMMITMENT, net of current portion	458,997	455,173

SUBORDINATED INDEBTEDNESS:
10.25% Senior Subordinated Notes Due 2009	400,000	400,000
Bond Premium on 10.25% Senior Subordinated Notes Due 2009	633	555
8.875% Senior Subordinated Notes Due 2011	150,000	150,000
11.625% Senior Subordinated Notes Due 2004	740	—

	551,373	550,555

DEFERRED INCOME TAXES	145,123	152,359

STOCKHOLDER’S EQUITY:
Common stock, $.20 par value; 7,507 shares issued and outstanding	2	2
Additional paid-in capital	273,480	281,857
Accumulated other comprehensive loss	(314)	(244)
Accumulated deficit	(98,248)	(86,236)

TOTAL STOCKHOLDER’S EQUITY	174,920	195,379

	$1,500,260	$1,480,177

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN 000’s)

	Three Fiscal Quarters Ended December 23, 2002	Three Fiscal Quarters Ended December 29, 2003
OPERATING REVENUES:
Circulation	$224,306	$241,362
Advertising	29,714	105,344
Other	17,565	23,473

	271,585	370,179

OPERATING EXPENSES:
Editorial	27,715	42,887
Production	73,310	98,892
Distribution, circulation and other cost of sales	38,032	55,734
Selling, general and administrative expenses	33,394	62,149
Loss on insurance settlement	281	200
Restructuring expense	—	2,739
Depreciation and amortization	22,448	30,325

	195,180	292,926

OPERATING INCOME	76,405	77,253
INTEREST EXPENSE, net	(39,931)	(57,743)
OTHER INCOME (EXPENSE), net	224	(123)

INCOME BEFORE PROVISION FOR INCOME TAXES	36,698	19,387
PROVISION FOR INCOME TAXES	13,745	7,375

NET INCOME	$22,953	$12,012

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN 000’s)

	Fiscal Quarter Ended December 23, 2002	Fiscal Quarter Ended December 29, 2003
OPERATING REVENUES:
Circulation	$74,126	$81,546
Advertising	10,304	29,176
Other	6,240	7,610

	90,670	118,332

OPERATING EXPENSES:
Editorial	9,268	13,780
Production	23,858	33,970
Distribution, circulation and other cost of sales	13,562	17,057
Selling, general and administrative expenses	10,482	22,072
Loss on insurance settlement	164	—
Restructuring expense	—	34
Depreciation and amortization	7,302	10,114

	64,636	97,027

OPERATING INCOME	26,034	21,305
INTEREST EXPENSE, net	(15,085)	(20,054)
OTHER INCOME (EXPENSE), net	121	(63)

INCOME BEFORE PROVISION FOR INCOME TAXES	11,070	1,188
PROVISION FOR INCOME TAXES	4,155	496

NET INCOME	$6,915	$692

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(IN 000’s)

	Three Fiscal Quarters Ended Dec. 23, 2002	Three Fiscal Quarters Ended Dec. 29, 2003
Net income	$22,953	$12,012

Other comprehensive income
Interest rate swap adjustment	359	—
Foreign currency translation adjustments	—	70

Other comprehensive income	359	70

Comprehensive income	$23,312	$12,082

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(IN 000’s)

	Fiscal Quarter Ended Dec. 23, 2002	Fiscal Quarter Ended Dec. 29, 2003
Net income	$6,915	$692

Other comprehensive income
Foreign currency translation adjustments	—	165

Other comprehensive income	—	165

Comprehensive income	$6,915	$857

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN 000’s)

	Three Fiscal Quarters Ended December 23, 2002	Three Fiscal Quarters Ended December 29, 2003
Cash Flows from Operating Activities:
Net income	$22,953	$12,012

Adjustments to reconcile net income to net cash provided by operating activities -
Loss (gain) on sale of fixed assets	101	(57)
Bond premium amortization	(89)	(78)
Depreciation of property and equipment and amortization of intangible assets	22,448	30,325
Deferred debt cost amortization	3,523	4,757
Non-cash compensation charge	68	66
Decrease (increase) in -
Receivables	8,725	6,470
Inventories	6,622	(16,045)
Prepaid expenses and other	(436)	(3,388)
Increase (decrease) in -
Accounts payable	(2,939)	(3,893)
Accrued expenses	4,274	(326)
Accrued interest	(5,441)	(6,146)
Payable to Parent Company	(21)	—
Accrued income taxes	(526)	(6,084)
Deferred revenues	2,304	(8,512)

Total adjustments	38,613	(2,911)

Net cash provided by operating activities	61,566	9,101

Cash Flows from Investing Activities:
Capital expenditures	(15,631)	(18,023)
Proceeds from the sale of fixed assets	—	199
Acquisition of business	—	(8,421)
Payment received on long term note receivable	227	31
Allocable insurance proceeds for carrying value of Boca facility	3,785	—

Net cash used in investing activities	(11,619)	(26,214)

Cash Flows from Financing Activities:
Term loan and revolving credit commitment principal repayments	(17,723)	(7,710)
Capital contribution	—	6,138
Payment of deferred debt costs	(1,293)	(736)

Net cash used in financing activities	(19,016)	(2,308)

Effect of Exchange Rate Changes on Cash	—	70

Net Increase (Decrease) in Cash and Cash Equivalents	30,931	(19,351)
Cash and Cash Equivalents at Beginning of Period	18,676	40,475

Cash and Cash Equivalents at End of Period	$49,607	$21,124

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Income taxes	$13,052	$6,043
Interest	42,259	60,941

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2003

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein. Operating results for the fiscal period ended December 29, 2003, are not necessarily indicative of the results that may be expected for future periods.

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) ACQUISITIONS

On January 23, 2003, the Company and EMP Group LLC, the owner of 100% of the common stock of American Media, Inc., acquired Weider Publications LLC (the “Weider Acquisition”), a newly formed company to which the magazine business of Weider Publications, Inc. and Weider Interactive Networks, Inc. had been contributed by Weider Health and Fitness LLC and Weider Interactive Networks, Inc. The aggregate purchase price was $357.3 million, which includes a post-closing working capital adjustment of $7.3 million.

The following unaudited pro forma financial information gives effect to the Weider acquisition as if it had occurred as of the beginning of the period presented:

Three Fiscal Quarters Ended December 23, 2002
Operating revenues	$391,993
Net income	$3,735

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

During the fiscal quarter ended December 29, 2003, the Company executed a barter agreement in which the Company exchanged certain paperback book inventory items for future credits for broadcast advertising. No revenue was recognized in connection with this transaction. The credits can be used as a reduction in the invoiced amount of future advertising.

Subscriptions received in advance of the issue date are recognized as income over the term of the subscriptions as served. Advertising revenues are recognized in the period in which the related advertising appears in the publications.

Deferred revenues are comprised of the following:

	March 31, 2003	Dec. 29, 2003
Single Copy	$7,971	$4,725
Subscriptions	38,376	33,296
Advertising	870	684

	$47,217	$38,705

Other revenues, primarily from marketing services performed for third parties by Distribution Services, Inc. (“DSI”), a wholly-owned subsidiary, are recognized when the service is performed.

(4) INVENTORIES

Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation. Inventories are comprised of the following:

	March 31, 2003	Dec. 29, 2003
Raw materials – paper	$11,154	$27,095
Finished product – paper, production and distribution costs of future issues	7,268	7,372

	$18,422	$34,467

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangibles, net, consists of the following:

	March 31, 2003	Dec. 29, 2003
Tradenames – indefinite-lived	$629,441	$629,441
Covenants not to compete	22,500	22,500
Subscriber lists	66,171	66,238
Advertising relationships	7,750	7,750
Non-subscriber customer relationships	10,150	10,150

	736,012	736,079
Less: accumulated amortization	(93,938)	(104,587)

	$642,074	$631,492

The changes in the carrying amount of goodwill for the three fiscal quarters ended December 29, 2003 can be summarized as follows:

Dec. 29, 2003
Balance, beginning of period	$659,052
Acquisition of Weider	2,735

Balance, end of period	$661,787

The increase in goodwill for the three fiscal quarters ended December 29, 2003 primarily relates to the recognition of deferred tax liabilities related to the Weider acquisition and additional employee termination costs incurred in connection with the Weider acquisition. These termination costs are a result of the relocation of certain operations from the Company’s Woodland Hills, California and Boston offices to New York.

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

Amortization expense of other intangible assets for the three fiscal quarters ended December 29, 2003 was $10.6 million. Based on the carrying value of identified intangible assets recorded at December 29, 2003, and assuming no subsequent impairment of the underlying assets, annual amortization expense for the next five fiscal years is expected to be as follows:

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

(7) CREDIT AGREEMENT

The Company’s bank credit agreement (the “Credit Agreement”), which was comprised of a $340 million term loan commitment, was amended on November 1, 1999 in connection with an acquisition to increase the term loan amount to $430 million and provide a $60 million revolving credit commitment. We also amended the Credit Agreement on February 14, 2002, in connection with the issuance of subordinated notes. The amendment included changes to the interest rates discussed below, as well as changes to certain financial covenants. The Company amended the Credit Agreement on May 22, 2002. This amendment restructured the marginal interest rate on the Company’s term loans. The Company amended the Credit Agreement on January 23, 2003, in connection with the Weider Acquisition to increase the term loan amount by $140 million. Additionally, the Company amended the Credit Agreement on February 17, 2004, which provided for an increase in the leverage ratio from 6.25 to 6.50 for the fiscal quarters ended December 29, 2003 and March 29, 2004.

(a) Borrowings under the term loan commitments are payable in varying quarterly installments from July 2001 through April 2007. We are required to make Excess Cash Flow payments (as defined), which will be applied ratably to the then outstanding term loans. Included in the current portion of the term loan in the accompanying condensed consolidated balance sheet as of March 31, 2003, is $3,274,000 of required Excess Cash Flow relating to fiscal 2003.

(b) Revolving Credit Commitment — The Credit Agreement also provides for additional borrowings up to a maximum of $60 million. This commitment, which expires in April 2006, allows funds to be borrowed and repaid from time to time with permanent reductions in the revolving credit commitment permitted at our option. As of December 29, 2003, no amounts were outstanding under the revolving credit facility.

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

In addition to the above, the Credit Agreement also contains certain covenants that, among others, prohibit paying cash dividends, incurring additional indebtedness, entering into certain mergers or consolidations, making capital expenditures and selling or otherwise disposing of assets. We are also required to satisfy certain financial tests relating to operating cash flow and debt coverage ratios.

The effective interest rate under the Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of December 29, 2003, was 3.97% and the weighted average effective interest rates for the three fiscal quarters ended December 23, 2002 and December 29, 2003, were 5.31% and 4.05%, respectively.

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

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable rate debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we receive a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. As of December 29, 2003, the fair value of this swap was $1,748,000. This amount has been recognized as a reduction of interest expense for the three quarters ended December 29, 2003. On January 15, 2004, we received $1,635,000 in connection with the interim settlement of this swap agreement. The next reset date for this swap agreement is July 15, 2004.

(8) FRONTLINE MARKETING

On November 27, 2000, the Company sold its 80% owned subsidiary, FMI, to the minority shareholder for a $2.5 million note receivable (the “FMI Note”). The FMI Note initially had a short-term component of $500,000, which amount has been paid in full, and a long-term component of $2,000,000 which is payable to us based on defined cash flow of FMI. The FMI Note bears interest at 9%. Due to the uncertainty of FMI’s ability to generate defined cash flow for the repayment of the FMI Note, we initially reserved $1.6 million of the FMI Note. No gain or loss was initially recognized on this transaction. As of December 29, 2003, the FMI Note’s balance is $1.4 million due to payments received from FMI.

(9) ANTHRAX INCIDENT

The Company’s Boca Raton headquarters, which housed substantially all of the Company’s operations (including its photo, clipping and research libraries), executive offices and certain administrative functions, was closed on October 7, 2001, by the Palm Beach County Department of Health when traces of anthrax were found on a computer keyboard following the death of a photo editor of the Sun from inhalation anthrax. The Company entered into a two-year lease for a 53,000 square foot facility two blocks from its current Boca Raton headquarters. In February 2002, the Palm Beach County of Health quarantined the building for an additional 18 months.

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

On April 17, 2003, the Company sold its anthrax-contaminated headquarters in Boca Raton, Florida to 5401 Broken Sound LLC. As a result of the sale, the Company renewed its two-year lease in the 53,000 square foot facility described above. 5401 Broken Sound LLC paid $40,000 as consideration for the transfer of ownership. During the three fiscal quarters ended December 29, 2003, compensation expense totaling $200,000 was paid in connection with the sale of this facility and was recorded as loss on insurance settlement in the consolidated statement of income.

(10) LITIGATION

Various suits and claims arising in the ordinary course of business have been instituted against us. We have insurance policies available to recover potential legal costs. We periodically evaluate and assess the risks and uncertainties associated with litigation independent from those associated with our potential claim for recovery from third party insurance carriers. In the opinion of management, none of the suits and claims currently pending will have a material adverse effect on the Company’s financial statements.

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

(12) SUBORDINATED INDEBTEDNESS

On May 7, 1999, the Company issued $250,000,000 in aggregate principal amount of 10.25% Senior Subordinated Notes, which mature on May 1, 2009. Interest on these notes is payable in semi-annual installments on May 1st and November 1st of each year. These notes are redeemable at our option at prices ranging from 105.125% to 100% of their face amount after April 2004. The indenture under which the notes were issued includes certain restrictive covenants that prohibit payment of dividends and limit, among other things, our ability to incur indebtedness, give guarantees, make investments, sell assets and merge or consolidate.

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

(13) RECAPITALIZATION OF EQUITY

On April 17, 2003, the Company completed a series of transactions whereby principals and affiliates of Evercore Partners LLP (“Evercore”) and Thomas H. Lee Company (“T.H. Lee”), David J. Pecker, the Chief Executive Officer of the Company, other members of management and certain other investors contributed approximately $434.6 million in cash and existing ownership interests, valued at approximately $73.3 million, of EMP Group LLC, our ultimate parent, to a merger entity which was then merged with and into EMP Group LLC in exchange for newly issued ownership interests of EMP Group LLC.

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

In addition, in connection with the merger, David J. Pecker and American Media, Inc. entered into a new employment agreement, which governs the terms of David J. Pecker’s employment as Chief Executive Officer of American Media, Inc. for a term of five years. Also, American Media, Inc., THL Managers V, L.L.C., an affiliate of T.H. Lee, and Evercore Advisors L.P., an affiliate of Evercore, have entered into a Management Agreement pursuant to which THL Managers V, L.L.C. and Evercore Advisors L.P. will provide certain management and advisory services to American Media, Inc. for an annual fee of $1.0 million each. The fee of this Management Agreement is amortized to expense by the Company over the annual period. Additionally, $2.3 million of management bonuses were granted as part of the recapitalization. These bonuses were charged to expense by the Company during the fiscal quarter ended June 30, 2003. Additionally, the intercompany payable to American Media, Inc. was eliminated as a result of the recapitalization.

(14) RESTRUCTURING ACTIVITIES

During the fiscal quarter ended September 29, 2003, the Company initiated a plan to relocate the Star and Mira! publications to New York City. The Company’s relocation plan involved the termination of 93 employees. This activity resulted in a charge of $2,600,000 for termination benefits and $139,000 for costs associated with the relocation of existing employees. Through December 29, 2003, the Company has paid termination benefits to 93 employees totaling $1,503,000 and paid $139,000 of costs associated with the relocation of existing employees. The Company has an accrual at December 29, 2003, of $1,097,000 for the remaining termination benefits associated with this action. These severance benefits will be paid out through October 2004. The Company has completed its restructuring plan.

The following summarizes the activity in the Company’s reserve related to this activity for the three fiscal quarters ended December 29, 2003 (in thousands):

	Restructuring Expense	Cash Payments	Balance Dec. 29, 2003
Accrued liabilities:
Severance	$2,600	$(1,503)	$1,097
Relocation	139	(139)	—

	$2,739	$(1,642)	$1,097

In connection with the relocation of Star Magazine, the Company entered into an agreement to lease an additional 33,000 square feet in its One Park Avenue building in New York City. The lease term for this additional space is from November 2003 to March 2010. The annual base rent for this additional space is approximately $940,000.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation, which was revised in December 2003, requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of this Interpretation did not have a material effect on our condensed consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please note that on January 23, 2003, we acquired Weider Publications, LLC. Accordingly, the three and nine months ended December 29, 2003, includes the results of the Weider publications from that date forward.

Results of Operations

Fiscal Quarter Ended December 29, 2003 vs. Fiscal Quarter Ended December 23, 2002

Total operating revenues were $118,332,000 for the current fiscal quarter. Operating revenues increased by $27,662,000, or 30.5%, from the prior year’s comparable fiscal quarter. This increase is primarily due to the Weider acquisition. Circulation revenue increased $7.4 million, primarily due to the Weider acquisition partially offset by decreased single copy sales from our tabloids. Advertising revenues increased 183.2%, from $10.3 million to $29.2 million, primarily due to the Weider acquisition.

Circulation revenues (which include all single copy and subscription sales) were $81,546,000 for the current fiscal quarter. Circulation revenues increased by $7,420,000, or 10.0%, when compared to the prior year’s comparable fiscal quarter. This circulation increase was primarily related to the Weider acquisition partially offset by a 9.7% decrease in unit sales for the tabloids from the prior year’s quarter. The overall newsstand circulation in terms of units for all checkout titles in the industry is down approximately 13% for the twelve months ended December 31, 2003 compared to the prior year’s period.

Advertising revenues were $29,176,000 for the current fiscal quarter. Advertising revenues increased by $18,872,000, or 183.2%, when compared to the prior year’s comparable fiscal quarter. This increase was due to the Weider acquisition which contributed $20.1 million.

Total operating expenses for the current fiscal quarter increased by $32,391,000, or 50.1%, when compared to the prior year’s comparable fiscal quarter. This increase was primarily due to the Weider acquisition.

Interest expense increased for the current fiscal quarter by $4,969,000 to $20,054,000 compared to the prior year’s comparable fiscal quarter. This increase in interest expense relates to a higher amount of debt outstanding for the current fiscal quarter due to the Weider acquisition offset by a lower average effective interest rate. Additionally, we recognized a reduction of interest expense of $213,000 for the current fiscal quarter related to our interest rate swap agreement entered into during the current fiscal year.

Three Fiscal Quarters Ended December 29, 2003 vs. Three Fiscal Quarters Ended December 23, 2002

Total operating revenues were $370,179,000 for the three current fiscal quarters. Operating revenues increased by $98,594,000, or 36.3%, from the prior year’s comparable three fiscal quarters. This increase was primarily related to the Weider acquisition. Circulation revenue increased $17.1 million, or 7.6%, when compared to the three prior year’s comparable fiscal quarters. The circulation increase was primarily related to the Weider acquisition partially offset by a 13.8% decrease in unit sales for the tabloids from the three prior year’s comparable fiscal quarters. The overall newsstand circulation in terms of units for all checkout titles in the industry is down approximately 13% for the twelve months ended December 31, 2003 compared to the prior year’s period.

Advertising revenues were $105,344,000 for the three current fiscal quarters. Advertising revenues increased by $75,630,000, or 254.5%, when compared to the three prior year’s comparable fiscal quarters. This increase was due to the Weider acquisition which contributed $75.7 million. For the twelve months ended December 2003, the National Enquirer and Star are up 4.3% in pages, while the industry is flat.

Total operating expenses for the three current fiscal quarters increased by $97,746,000, or 50.1%, when compared to the three prior year’s comparable fiscal quarters. This increase was primarily due to the Weider acquisition.

Interest expense increased for the three current fiscal quarters by $17,812,000 to $57,743,000 compared to the prior year’s comparable fiscal quarters. This increase in interest expense relates to a higher amount of debt outstanding for the three current fiscal quarters due to the Weider acquisition offset by lower average effective interest rates. On June 29, 2002 and October 8, 2002, we received $3,277,000 and $3,978,000, respectively, to terminate our interest rate swap agreements. The $3,277,000 and $3,978,000 were recognized as a reduction to interest expense for the three prior year’s comparable fiscal quarters. Additionally, we recognized a reduction of interest expense of $1,748,000 for the three current fiscal quarters related to our interest rate swap agreement entered into during the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

We have substantially increased our indebtedness in connection with the Weider acquisition. Our liquidity requirements have been significantly increased, primarily due to increased interest and principal payment obligations under the Credit Agreement and our subordinated notes. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the Credit Agreement and the subordinated notes, to make capital expenditures and to cover working capital requirements. As of December 29, 2003, there were no amounts outstanding on the revolving credit facility. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the subordinated notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Our ability to make scheduled payments of principal and interest under the Credit Agreement and the subordinated notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At December 29, 2003, we had cash and cash equivalents of $21.1 million and a working capital deficiency of $12.0 million. We do not consider our working capital deficiency to be a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficiency resulted principally from:

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

We made capital expenditures in the three fiscal quarters ended December 23, 2002 and December 29, 2003 totaling $15.6 million and $18.0 million, respectively.

At December 29, 2003, our outstanding indebtedness totaled $1,012.4 million, of which $461.1 million represented borrowings under the credit agreement and $0.6 million represents unamortized bond premium. At February 17, 2004, our outstanding indebtedness totaled $1,010.9 million, of which $459.6 million represented borrowings under the credit agreement. As of December 29, 2003, the Company’s effective interest rate on borrowings under the credit agreement was 3.97%. The effective rate for borrowings under the credit agreement averaged 4.05% for the three fiscal quarters ended December 29, 2003. The effective rate for borrowings under the credit agreement averaged 5.31% for the three fiscal quarters ended December 23, 2002.

American Media Operations, Inc. has no material assets or operations other than the investments in our subsidiaries. The subordinated notes are unconditionally guaranteed, on a senior subordinated basis, by all of our domestic subsidiaries. Each domestic subsidiary that will be organized in the future by us, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the subordinated notes on a senior subordinated basis. Subordinated note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. The note guarantors are our subsidiaries. At present, the note guarantors comprise all of our direct and indirect domestic subsidiaries. Note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the credit facility, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the credit facility. Furthermore, the subordinated note indentures permit note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. We have not presented separate financial statements and other disclosures concerning each of the note guarantors, as these disclosures are not applicable under SEC rules and regulations.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The following table and discussion summarizes EBITDA for the three and nine months ended December 23, 2002 and December 29, 2003 (dollars in 000’s):

	Fiscal Quarter Ended Dec. 23, 2002	Fiscal Quarter Ended Dec. 29, 2003	Three Fiscal Quarters Ended Dec. 23, 2002	Three Fiscal Quarters Ended Dec. 29, 2003
Net income (1) (2)	$6,915	$692	$22,953	$12,012
Add (deduct) -
Interest expense	15,085	20,054	39,931	57,743
Income taxes	4,155	496	13,745	7,375
Depreciation and Amortization	7,302	10,114	22,448	30,325
Other (income) expense, Net	(121)	63	(224)	123

EBITDA	$33,336	$31,419	$98,853	$107,578

(1)	As noted in Footnote 13, net income for the three fiscal quarters ended December 29, 2003, includes a $2.3 million bonus as an expense granted to certain members of management as part of the recapitalization. This bonus was funded with cash contributed as part of the recapitalization.

(2)	As noted in Footnote 14, net income for the three fiscal quarters ended December 29, 2003 includes a $2.7 million restructuring charge.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation, which was revised in December 2003, requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of this Interpretation did not have a material effect on our condensed consolidated financial statements.

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

Forward-Looking Statements

Some of the information presented in this Form 10-Q constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•	our high degree of leverage and significant debt service obligations,

•	our ability to increase circulation and advertising revenues,

•	market conditions for our publications,

•	our ability to develop new publications and services,

•	outcomes of pending and future litigation,

•	the effects of terrorism, including bio-terrorism, on our business,

•	increasing competition by domestic and foreign media companies,

•	lower than expected valuations associated with cash flows and revenues may result in the inability to realize the value of recorded intangibles and goodwill,

•	changes in the costs of paper used by us,

•	any future changes in management,

•	general risks associated with the publishing industry,

•	declines in spending levels by advertisers and consumers,

•	the ability in a challenging environment to continue to develop new sources of circulation,

•	increased costs and business disruption resulting from diminished service levels from our wholesalers, and

•	the introduction and increased popularity over the long term of alternative technologies for the provision of news and information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we receive a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. As of December 29, 2003, the fair value of this swap was $1,748,000. This amount has been recognized as a reduction of interest expense for the three quarters ended December 29, 2003.

Contractual Obligations

The following table presents the future principal payment obligations and weighted average interest rates (excluding any amounts that may be borrowed under the credit commitment or required to be prepaid under the excess cash flow provision) associated with our existing long-term instruments assuming our actual level of indebtedness (dollars in 000’s):

	Fiscal Year Ended
	2004	2005	2006	2007	Thereafter	Fair Value
Liabilities:
$400,000 Fixed Rate (10.25%)	—	—	—	—	$400,000	$426,500
$150,000 Fixed Rate (8.875%)	—	—	—	—	$150,000	$162,750
$740 Fixed Rate (11.625%)	—	$740	—	—	—	$740
Term Loan and Revolving Loan
Variable Rate (3.97% as of December 29, 2003)	$1,448	$5,995	$6,269	$335,937	$111,451	$461,100

Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt would result in a change of $1,528,000 in our interest expense for the three months ended December 29, 2003.

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

b. Reports on Form 8-K during the quarter ended December 29, 2003

None

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereto duly authorized.

AMERICAN MEDIA OPERATIONS, INC. Registrant

Date: February 17, 2004	By	/s/ JOHN A. MILEY

John A. Miley Executive Vice President Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Certification Pursuant to Rule 13(a) -14(a) or 15(d) – 14(a), as Adopted Pursuant to Section 302 of the Sarbanes –Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Rule 13(a) -14(a) or 15(d) – 14(a), as Adopted Pursuant to Section 302 of the Sarbanes –Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002