Form 10-K
period 2004-03-29
AMERICAN MEDIA OPERATIONS INC
filed 2004-06-28
CIK 853927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 29, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11112

American Media Operations, Inc.

(Exact name of the registrant as specified in its charter)

Delaware	59-2094424
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

1000 American Media Way, Boca Raton, Florida	33464
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(561) 997-7733

Securities registered pursuant to Section 12(b) and 12(g) of the Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 28, 2004, 7,507.6 shares of registrant’s common stock were outstanding. The common stock is privately held and, to the knowledge of registrant, no shares have been sold in the past 60 days.

Documents Incorporated by Reference

None

AMERICAN MEDIA OPERATIONS, INC.

FORM 10-K

For the Year Ended March 29, 2004

PART I

Item 1. Business

Unless the context otherwise requires, references in this Form 10-K to the “Company” or “us”, “we” or “our” are to American Media Operations, Inc. and its subsidiaries. All references to a particular fiscal year are to the four fiscal quarters ended the last Monday in March of the fiscal year specified.

We were incorporated under the laws of Delaware in February 1981 and are a wholly-owned subsidiary of American Media, Inc. (“Media,” or, together with its subsidiaries, “AMI”). We conduct all of Media’s operations and represent substantially all of Media’s assets. Our headquarters and principal executive offices are located at 1000 American Media Way, Boca Raton, FL 33464 and our telephone number is (561) 997-7733.

On May 7, 1999 all of the common stock of Media was purchased by EMP Group LLC (the “LLC”), a Delaware limited liability company, pursuant to a merger of Media and EMP Acquisition Corp. (“EMP”), a wholly owned subsidiary of the LLC. The acquisition was financed, in part, by borrowings of approximately $350 million under a new $400 million senior bank facility (the “Credit Agreement”), as well as a cash equity investment by the LLC and borrowings in the form of senior subordinated notes. Upon consummation of this transaction, EMP was merged with and into Media (the “Merger”) resulting in a change in ownership control of both Media and the Company. As a result of this change in control, as of the Merger date we reflected a new basis of accounting that included the elimination of historical amounts of certain assets and liabilities and the revaluation of certain of our tangible and intangible assets.

On November 1, 1999, we acquired all of the common stock of Globe Communications Corp. and certain of the publishing assets and liabilities of Globe International, Inc. (collectively, the “Globe Properties”) for total consideration of approximately $105 million (the “Globe Acquisition”). The Globe Properties consist of several tabloid style magazines, including Globe, National Examiner and Sun as well as other titles including Mini Mags.

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

On January 23, 2003, we acquired Weider Publications LLC, a newly formed company to which the magazine business of Weider Publications, Inc. and Weider Interactive Networks, Inc. had been contributed by Weider Health and Fitness, Weider Health and Fitness, LLC and Weider Interactive Networks, Inc. (collectively, “Weider” or the “Weider Properties”). The aggregate purchase price paid by us was $357.3 million, which includes a post-closing working capital adjustment of $7.3 million. Weider is the leading worldwide publisher of health and fitness magazines, with a total estimated readership of 24 million in the United States, more than any other publisher in the health and fitness category. Weider currently publishes eight magazines, including Muscle & Fitness, Shape, Men’s Fitness, Muscle & Fitness Hers, Flex, Fit Pregnancy, Natural Health and Shape en Espanol, with an aggregate average circulation of approximately 4.1 million copies. In connection with the acquisition of the Weider Properties, Media borrowed $140 million in a new tranche C-1 term loan and $150 million in senior subordinated notes, and issued $50 million of new equity in the LLC (of which approximately $8.8 million was an equity contribution from the Sellers).

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

On April 17, 2003, we sold our anthrax-contaminated headquarters in Boca Raton, Florida to 5401 Broken Sound LLC. As a result of the sale, we extended our lease in the 53,000 square foot facility described above. 5401 Broken Sound LLC paid $40,000 as consideration for the transfer of ownership and all future liabilities that can occur with the building.

On April 17, 2003, we completed a series of transactions whereby principals and affiliates of Evercore Partners (“Evercore”) and Thomas H. Lee Partners (“T.H. Lee”), David J. Pecker (the Chief Executive Officer of the Company), other members of management and certain other investors contributed approximately $434.6 million in cash and existing ownership interests of the LLC, our ultimate parent, valued at approximately $73.3 million, to a merger vehicle which was merged with and into the LLC in exchange for newly issued ownership interests of the LLC. These transactions are referred to collectively as the “Recapitalization” in this Form 10-K. Please see “Security Ownership of Certain Beneficial Owners and Management” for a summary of our ownership structure and Note 14 to the Consolidated Financial Statements.

Industry Data and Circulation Information

Information contained in this Form 10-K concerning publishing industry data, circulation information, rankings, readership information (e.g., multiple readers per copy) and other industry and market information, including our general expectations concerning the publishing industry, are based on estimates prepared by us based on certain assumptions and our knowledge of the publishing industry as well as data from various third party sources. These sources include, but are not limited to, the report of the Audit Bureau of Circulations (“ABC”), BPA Circulation Statements, Statement of Ownership figures filed with the U.S. Postal Service, Mediamark Research Inc. (“MRI”) syndicated research data and Veronis Suhler Stevenson research data. While we are not aware of any misstatements regarding any industry data presented in this Form 10-K we have not independently verified any of the data from any of these sources and, as a result, this data may be imprecise. Our estimates, in particular as they relate to our general expectations concerning the publishing industry, involve risks and uncertainties and are subject to change based on various factors.

Unless otherwise indicated, all average weekly circulation information for our tabloid publications is an average of actual weekly single copy circulation for the fiscal year ended March 29, 2004. Unless otherwise indicated, all average circulation information for Weider’s publications is an average of actual per issue circulation for the twelve months ended March 29, 2004. All references to “circulation” are to single copy and subscription circulation, unless otherwise specified.

The Company

Overview

We are a leading publisher in the field of general interest magazines, publishing National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun, Country Weekly, MIRA!, Muscle & Fitness, Shape, Shape en Espanol, Men’s Fitness, Muscle & Fitness Hers, Flex, Fit Pregnancy, Natural Health and other monthly publications. Among our weekly periodicals, National Enquirer, Star, and Globe, have the third, fourth and eighth highest weekly single copy circulation, respectively, of any weekly periodical in the United States. We are the leader in total weekly single copy circulation of magazines in the United States and Canada with approximately 35% of total U.S. and Canadian circulation for audited weekly publications. Total average circulation per issue is approximately 5.7 million copies for our consumer publications (including Star magazine) and 2.7 million copies for our tabloid publications, for an aggregate average circulation of 8.4 million copies.

On January 23, 2003, we acquired Weider Publications LLC, a privately held company controlled by Weider Health and Fitness. Weider is the leading worldwide publisher of health and fitness magazines, with a total estimated readership of 24 million in the United States, more than any other publisher in the health and fitness category. The health and fitness category is the fastest growing advertising segment of special interest magazines. Weider currently publishes eight magazines, including Muscle & Fitness, Shape, Shape en Espanol, Men’s Fitness, Muscle & Fitness Hers, Flex, Fit Pregnancy and Natural Health, with an aggregate average circulation of approximately 4 million copies.

We derive approximately 65% of our revenues from circulation, predominantly single copy sales in retail outlets, and the remainder from advertising and other sources. Our publications are distributed in approximately 145,000 retail outlets in the United States and Canada, representing, in the opinion of management, substantially complete coverage of periodical outlets in these countries. Distribution Services, Inc. (“DSI”), our subsidiary, arranges for the placement, merchandising, and sales and marketing of our publications and third-party publications at retail outlets throughout the United States and Canada. In addition, DSI provides sales of marketing, merchandising and information-gathering services for third parties including non-magazine clients.

Our tabloid publications include the following titles:

•	National Enquirer is a weekly general interest publication with an editorial content devoted to celebrities, investigative reporting, human interest stories and articles covering lifestyle topics such as crime, health and food. National Enquirer is the third highest selling weekly periodical based on U.S., Canadian and U.K. single copy circulation. AMI sells on average 1.2 million single copies of National Enquirer per week in the United States, Canada and the United Kingdom. National Enquirer has a total average weekly circulation of approximately 1.5 million copies, including subscriptions, with a total estimated readership in the United States, Canada and the United Kingdom of 11.7 million.

•	Globe is a weekly tabloid with celebrity features that are edgier than National Enquirer, with a greater emphasis on investigative crime stories. Globe is the eight highest selling weekly periodical in the United States and Canada based on single copy circulation, selling on average 482,000 copies per week. Globe has a total average weekly circulation of approximately 527,000 copies, including subscriptions, with an estimated readership of 3.7 million.

•	National Examiner’s editorial content consists of celebrity and human-interest stories, differentiating it from the other titles through its upbeat positioning as the “gossip, contests, women’s service and good news” tabloid. National Examiner has an average weekly single copy circulation of 217,000 copies, with a total average weekly circulation of approximately 234,000 copies, including subscriptions. Total readership is estimated at 1.6 million.

•	Weekly World News is a tabloid devoted to the publication of bizarre and strange stories. There is much humorous original content and the paper has created several characters that have become staples of pop culture. Weekly World News has an average weekly single copy circulation of 153,000 copies, with a total average weekly circulation of approximately 167,000 copies, including subscriptions. Total readership is estimated at 1.2 million.

•	Sun’s editorial content is skewed to an older target audience and focuses on religion, health, holistic remedies, predictions and prophecies. Sun also includes entertaining and unusual articles from around the world. Sun has an average weekly single copy circulation of approximately 120,000 copies, including subscriptions, with a total readership estimated at 721,000.

•	Mira! is a Spanish language tabloid that features exclusive news, gossip and goings-on about the hottest stars in the Latino community, along with interviews and in-depth stories spotlighting them at work and at play. It is distributed at checkout counters in mass merchandisers, supermarkets and bodegas in the top 43 Hispanic markets in the United States. The magazine was launched in June 2000 and has a total bi-weekly circulation of approximately 120,000 copies including subscriptions and an estimated total readership of 893,000. It is the largest newsstand Hispanic magazine in the United States.

Our consumer publications include the following titles:

•	Star is a weekly celebrity news-based magazine dedicated to covering the stars of movies, television and music, as well as the lives of the rich and famous from politics, business, royalty and other areas. Star’s editorial content also incorporates fashion, health, fitness and diet features, all with a celebrity spin. Star is the fourth highest selling weekly periodical in the United States and Canada based on single copy circulation, selling on average 943,000 copies per week. Star has a total average weekly circulation of approximately 1.2 million copies, including subscriptions, with a total estimated readership in the United States and Canada of 7.8 million.

•	Muscle & Fitness is the preeminent monthly fitness training magazine, appealing to exercise enthusiasts and athletes of all ages, especially those focused on resistance training, body fat control and sports nutrition. Muscle & Fitness has 65 years of brand equity and has served as a successful brand extension foundation for new titles. Muscle & Fitness has a total average monthly circulation of approximately 459,000 copies, with monthly subscriptions of 261,000, and an estimated total readership of 7.0 million based on an estimated 15 readers per copy.

•	Shape is the leader in circulation and advertising revenues in the attractive women’s active lifestyle category. Shape’s mission is to help women lead a healthier lifestyle by providing information on exercise techniques, nutrition, psychology, beauty and other inspirational topics. Shape has a total average monthly circulation of approximately 1.6 million copies, with monthly subscriptions of 1.2 million, and an estimated total readership of 5.6 million.

•	Men’s Fitness is a leading monthly magazine for men 18-34 years old with active lifestyles. The magazine promotes a multi-training approach towards exercise and offers information and advice in the areas of fitness, career, and relationships. Men’s Fitness has a total average monthly circulation of approximately 619,000 copies, with monthly subscriptions of 517,000, and an estimated total readership of 5.1 million.

•	Muscle & Fitness Hers was launched in 2000 as a female focused magazine from Muscle & Fitness. The magazine targets the underserved market of female fitness enthusiasts and athletes. The editorial style and content emphasizes resistance training and sports nutrition designed to improve physical appearance, strength, health and sports performance. Muscle & Fitness Hers has a total average circulation per issue of approximately 225,000 copies, with subscriptions per issue of 94,000, and an estimated total readership of 1.1 million.

•	Flex, which was spun off from Muscle & Fitness in 1983, is a monthly magazine devoted to professional bodybuilding. The magazine delivers nutrition and performance science information for bodybuilding enthusiasts. As Flex is a premier title in the bodybuilding segment it receives a significant share of advertising devoted to the sports nutritional and vitamin business. Flex has a total average monthly circulation of approximately 146,000 copies, with monthly subscriptions of 54,000, and an estimated total readership of 875,000.

•	Fit Pregnancy was spun off from Shape in 1995. Fit Pregnancy’s editorial focus makes it a premier lifestyle magazine for women during pregnancy and the first couple of years after childbirth. Fit Pregnancy delivers authoritative information on health, fashion, food and fitness. Fit Pregnancy recently increased its editorial emphasis on the two-year postpartum period and as a result has expanded its postnatal products advertising. Fit Pregnancy has a total average circulation per issue of approximately 514,000 copies, with subscriptions per issue of 408,000, and an estimated total readership of 1.8 million.

•	Natural Health is a leading wellness magazine published ten times a year, offering readers practical information to benefit from the latest scientific knowledge and advancements in the field of natural health, including advice to improve well-being and combat illness. Published for more than 30 years, Natural Health is one of the longest continuously published and most widely read paid publications in its field. Natural Health has a total average circulation per issue of approximately 317,000 copies, with subscriptions per issue of 266,000, and an estimated total readership of 1.6 million.

•	Shape en Espanol gives its readers the latest fitness, diet, health, nutrition, family, beauty and fashion information. While 50% of the editorial is derived from the pages of Shape, the majority is original content produced specifically for Latin women between the ages of 18 and 35. This gives Shape en Espanol a unique voice in the Hispanic community and makes it the only active lifestyle Spanish-language publication. Shape en Espanol has a total average circulation per issue of approximately 77,000 copies, with subscriptions per issue of 52,000, and an estimated readership of 308,000.

•	Country Weekly is an entertainment magazine presenting various aspects of country music and related lifestyles, events and personalities, and has the highest bi-weekly circulation of any such magazine in its category. Country Weekly is a bi-weekly publication and has an average single copy circulation of 181,000 copies, with a total average bi-weekly circulation of approximately 434,000 copies, including subscriptions. Total readership is estimated at 3.8 million.

•	Quick! Digests are pocket-sized digest magazines covering such topics as parents’ relationships with their children, diets, health, music, pop culture, horoscopes, astrology and pets. We believe we are the largest such publisher in the field, producing approximately 100 million copies annually with 1.1 million positions of retail.

•	New Media. We have web sites for Star (starmagazine.com), Muscle & Fitness (muscleandfitness.com), Flex (flexonline.com), Men’s Fitness (mensfitness.com), Muscle & Fitness Hers (muscleandfitnesshers.com), Shape (shape.com), Natural Health (naturalhealthmagazine.com), Fit Pregnancy (fitpregnancy.com), National Enquirer (nationalenquirer.com), Country Weekly (countryweekly.com) and Weekly World News (weeklyworldnews.com). Additionally, we maintain an online fitness portal (fitnessonline.com) and also sell a paid subscription based interactive online weight loss & exercise program (iShape.com).

Circulation

Total average circulation per issue is approximately 5.7 million copies for our consumer publications and 2.7 million copies for our tabloid publications, for an aggregate average circulation of 8.4 million copies. Our tabloid titles have historically had greater single copy circulation while our consumer titles are more subscription based. For fiscal 2004, approximately 84% of circulation revenue and 55% of total operating revenue were generated by single copy circulation and the remainder of circulation revenues by subscriptions.

Subscription Sales

Our strategy with respect to subscriptions seeks to optimize subscription revenues and profitability as opposed to subscription circulation. We accomplish this strategy by focusing on direct sales of our titles by us through inserts, direct mailings and in-house advertisements in the respective magazines. In fiscal 2004, approximately 16% of our total revenues from circulation were from subscription sales.

Advertising Revenues

Our advertising revenues are generated by national advertisers, including automotive, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, tobacco and direct response. The average ad pages for the period from January to December 2003, as measured by the Publishers Information Bureau, were flat over the prior year period for National Enquirer and Star, while the overall industry was down 1.0%.

Production and Distribution

An outside vendor performs most of the pre-press operations for our publications and is responsible for transmitting them electronically to printing plants. We have a long-term printing agreement with a printer to print National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun and Country Weekly through December 2015 for sales in the United States, Canada and, to the extent applicable, outside of North America (except for the United Kingdom). National Enquirer has a special United Kingdom edition, which is printed by another printer. A different party performs the pre-press operations for the Weider publications and is responsible for transmitting them electronically to plants. This same vendor also performs the printing for the Weider publications. Both the pre-press and printing contracts for the Weider publications expire in December 2005.

Once printed, the copies are distributed primarily by 4 regional wholesalers, who we estimate represent 82% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 18%, in the United States and Canada, who deliver the requisite number of copies to approximately 145,000 retail sales locations. We believe our relationships with our printing companies are adequate and that there are printing facilities available elsewhere, should the need arise.

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

Marketing and Merchandising

We have established, through DSI, our own marketing organization whose primary function is to arrange for the sales and marketing, placement and merchandising of our publications and third-party publications at retail outlets throughout the United States and Canada.

In addition to the services DSI provides for our publications, DSI acts as a “category captain” for approximately 40% (based on our estimates) of all new front-end racking programs accounting for 65% of all the racks placed annually in the United States and Canada by supermarkets and other retailers. Recently, DSI has begun to leverage its network of field representatives, which are regularly in retail outlets performing its services, by expanding its services to provide merchandising, resetting of rack programs and other information gathering services to consumer product companies outside the publishing industry. We have expanded the distribution of the Weider titles since the acquisition of the Weider Properties utilizing DSI’s retail relationships.

Approximately every three years, supermarkets and other retailers typically redesign their front-end racks, generally as part of store renovations or new store openings. As a “category captain,” DSI is selected by retailers to coordinate the design and installation of the front-end racks and the positioning of magazines for increased sales. Publishers, including AMI, which are allocated space on a rack enter into contracts directly with the retailer for the payment of fees (rack display payments) or other charges with respect to that space. DSI uses its role as category captain of new front-end rack programs initiated annually by retailers in the United States to achieve better placement of our publications and of the publications of DSI’s third-party publishing clients.

Some of DSI’s third-party clients include Hachette, which publishes Woman’s Day and Elle; Gruner + Jahr, which publishes Family Circle, Fitness, Parents and YM; Newsweek, Inc., which publishes Newsweek; Bauer Publishing, which publishes First for Women, Woman’s World and In-Touch; Rodale, Inc., which publishes Prevention, Men’s Health and Organic Style; General Mills, which publishes Pillsbury and Betty Crocker; and New York Magazine Holdings, which publishes New York Magazine and Specials.

Other Businesses

On November 27, 2000, we sold our 80% owned subsidiary, Frontline Marketing (“FMI”), to the minority shareholder for a $2.5 million note receivable. (See Note 11 to the Consolidated Financial Statements).

We also had ancillary sales (primarily licensing, syndication, new media and product merchandise sales) of $8.3 million in fiscal 2004.

In connection with the Weider acquisition, we acquired Weider Interactive Networks, Inc. (“WIN”). WIN houses the online operations for Weider. WIN develops and tests new interactive consumer fitness information products in an effort to develop new revenue streams for Weider. In addition, WIN creates and operates companion websites and web-delivered applications for Weider’s branded businesses, delivering both development expertise and networking services. Revenues are generated primarily from a subscription based interactive on-line weight loss and exercise program (ishape.com), but also include advertising and branded product sales.

Competition

Star, National Enquirer, Globe, National Examiner, Weekly World News, Sun, Mira!, and Country Weekly compete in varying degrees with other publications sold at retailers’ checkout counters, as well as forms of media concentrating on celebrity news, such as certain newspapers, magazines and television and radio programs. We believe that historical declines in single copy circulation of Star, National Enquirer, Globe and National Examiner have resulted in part from increased competition from these publications and forms of media. Competition for circulation is largely based upon the content of the publication, its placement in retail outlets and, to a lesser extent, its price. As part of our re-launch of Star as a 100 page glossy magazine, we physically moved Star copies in most retail outlets to be next to People magazine and away from the tabloid publications. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results. We believe that our most significant direct competitors in the print media are Time Warner Inc. (which publishes People, In Style and Entertainment Weekly), Wenner Media, Inc. (which publishes US Weekly), and Bauer (which publishes In-Touch).

Each of our Weider specialty consumer magazines faces competition in its subject area from a variety of publishers and competes for readers on the basis of the high quality of its targeted editorial content. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results. We believe that Weider’s most significant direct competitors include Conde Nast Publications, Inc. (which publishes Self), Gruner + Jahr Publishing (which publishes Fitness, Parents and Child), Rodale Inc. (which publishes Men’s Health and Organic Style), Wenner Media, Inc. (which publishes Men’s Journal), Advanced Research Press (which publishes Muscular Development) and Muscle Media Publishing (which publishes Muscle Media).

DSI competes with two other companies providing marketing and distribution services.

Employee Relations

We currently employ approximately 976 full-time employees and 1,387 part-time employees. Approximately 1,582 of our employees, including almost all of our part-time employees, work for DSI. None of our employees are represented by any union or other labor organization. We have had no strikes or work stoppages during the last five years. We believe that our relations with our employees are good.

Item 2. Properties

Our Boca Raton headquarters, which housed substantially all editorial operations (including photo, clipping and research libraries), executive offices and certain administrative functions, was closed on October 7, 2001 by the Palm Beach County Health Department when traces of anthrax were found on a computer keyboard following the death of one of our photo editors from inhalation anthrax. In response to the closure of our Boca Raton facility, we immediately implemented our hurricane disaster plan to produce all of our weekly publications as originally scheduled. In February 2002, the Palm Beach County Health Department quarantined the Boca Raton facility for an additional 18 months. We entered into a two year lease for a 53,000 square foot facility two blocks from our Boca Raton headquarters which was due to expire in February 2004. During February 2004, we extended this lease until 2007. In May 2002, we reached a final settlement with our property insurance carrier and received payment. On April 17, 2003, the Company sold its anthrax contaminated headquarters in Boca Raton, Florida to 5401 Broken Sound LLC. 5401 Broken Sound LLC paid $40,000 as consideration for the transfer of ownership.

The following table sets forth certain information with respect to our principal locations as of March 29, 2004. We consider the locations presently used for our operations as adequate for our present needs.

Location	Principal Use	Approximate Square Feet	Lease Expiration Date
Boca Raton, FL 4950 Communication Drive	Executive and administrative offices (Corporate, National Enquirer, Globe, National Examiner, Sun and Weekly World News)	52,719	Lease expires in 2007

New York, NY One Park Avenue	Executive and administrative offices (Advertising, Star, Men’s Fitness, Mira!, Shape en Espanol, Thalia and Minimags)	72,844	Lease expires in 2005 (sublease expires in 2010)

Woodland Hills, CA 21100 Erwin Street	Executive and administrative offices (Advertising, Shape, Muscle & Fitness, Flex, Muscle & Fitness Hers, Natural Health, Fit Pregnancy and Living Fit)	49,393	Leases expire in 2006 and 2007

Delray Beach, FL 190 Congress Park Drive	Executive and administrative offices (Corporate)	16,362	Lease expires in 2007

West Palm Beach, FL 580 Village Boulevard	Executive and administrative offices (Distribution Services, Inc.)	14,606	Lease expires in 2004

Palm City, FL 1995 S.W. Martin Highway	Executive and administrative (Information Technology)	15,000	Lease expires in 2006

New York, NY 415 Madison Ave.	Executive and administrative (Advertising)	11,819	Lease expires in 2006

Nashville, Tennessee 118 16th Avenue South	Executive and administrative (Country Weekly)	4,500	Lease expires in 2006

Santa Monica, CA 520 Broadway	Executive and administrative (Advertising, National Enquirer, Star and Globe)	7,002	Lease expires in 2007

Detroit, MI 28411 Norwestern Highway	Executive and administrative (Advertising)	8,599	Leases expire in 2005 and 2007

Chicago, IL 444 N. Michigan Avenue	Executive and administrative (Advertising)	6,366	Lease expires in 2007

Miami, FL 799 Brickel Plaza	Executive and administrative (Advertising)	7,302	Lease expires in 2005

Lake Worth, FL 1932 7th Court North	Warehouse	7,250	Lease expires in 2005

Item 3. Legal Proceedings

We are involved in a number of litigation matters which have arisen in the ordinary course of our business. Because the focus of our publications often involves controversial celebrities or subjects, the risk of defamation or invasion of privacy litigation arises in the ordinary course of our business. Our experience suggests that the claims for damages made in such lawsuits are heavily inflated. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of our security holders during the fourth quarter of fiscal 2004.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Security Holders

All of the Company’s common stock is owned by Media. Accordingly, there is no established public trading market for our common stock.

Item 6. Selected Financial Data

The selected financial data for each of the five fiscal years in the period ended March 29, 2004 below have been derived from the consolidated financial statements of the Company, which have been audited by independent certified public accountants. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Form 10-K. As discussed above, the parent of American Media Operations, Inc. was purchased on May 7, 1999 resulting in a change in the historical cost basis of various assets and liabilities. Accordingly, the historical financial information provided herein, for periods prior to May 7, 1999 is not comparable to post acquisition financial information. For purposes of presentation, all historical financial information for periods prior to May 7, 1999 will be referred to as the “Predecessor Company” and all periods subsequent to May 6, 1999 will be referred to as the “Company”. A solid black vertical line has been inserted in tables where financial information may not be comparable across periods.

	Predecessor Company	The Company
	Six Weeks From March 30, Through May 6, 1999	Forty-Six Weeks from May 7, 1999 through March 27, 2000	Fiscal Year Ended March 26, 2001	Fiscal Year Ended March 25, 2002	Fiscal Year Ended March 31, 2003(1)	Fiscal Year Ended March 29, 2004
		($’s in thousands)
Statement of Income (Loss) Data:
Operating Revenues	$29,535	$275,843	$372,201	$368,131	$399,733	$515,672
Operating Expenses(2)	22,771	236,071	309,631	321,298	283,077	402,071

Operating Income	6,764	39,772	62,570	46,833	116,656	113,601
Interest Expense	(4,837)	(57,466)	(71,742)	(65,167)	(60,065)	(75,001)
Other Income (Expense), Net(3)	25	125	751	(139)	288	(185)

Income (Loss) before Income Taxes and Extraordinary Charge	1,952	(17,569)	(8,421)	(18,473)	56,879	38,415
Income Taxes	1,365	1,361	6,875	3,009	21,463	14,852

Income (Loss) before Extraordinary Charge	587	(18,930)	(15,296)	(21,482)	35,416	23,563
Extraordinary Charge, net of Income Taxes	—	(2,581)	—	—	—	—

Net Income (Loss)	$587	$(21,511)	$(15,296)	$(21,482)	$35,416	$23,563

Balance Sheet Data:
Total Assets	N/M	$1,166,964	$1,134,990	$1,083,492	$1,500,260	$1,497,476
Total Debt	N/M	680,874	680,874	748,459	1,019,550	990,392
Total Stockholder’s Equity	N/M	201,698	186,493	89,368	174,920	207,146
Other Data:
EBITDA(4)	$10,467	$96,981	139,303	135,003	148,320	154,578
Depreciation	1,272	10,281	19,154	30,898	24,748	26,773
Amortization of Intangibles	2,431	46,928	57,579	57,272	6,916	14,204
Capital Expenditures	717	13,330	27,875	27,882	24,695	25,870

(1)	Includes 8 weeks of operations of the Weider Properties, as well as 53 weeks of operations for the AMI titles. All other annual periods presented include 52 weeks of operations.
(2)	SFAS No. 142 was adopted during the fiscal year ended March 31, 2003, at which time we ceased amortization of goodwill and other indefinite lived intangible assets.

(3)	Other income (expense) for the fiscal year ended March 26, 2001 includes minority interest income of $376,000 and interest income of $570,000. The fiscal years ended March 29, 2004, March 31, 2003 and March 25, 2002 includes $140,000, $341,000 and $82,000 of interest income, respectively, as well as other miscellaneous non-operating items.
(4)	We define EBITDA as net income (loss) before extraordinary charges, interest expense, income taxes, depreciation and amortization and other income (expense). EBITDA is not a measure of performance defined by accounting principles generally accepted in the United States of America (“GAAP”). EBITDA should not be considered in isolation or as a substitute for net income or cash flows from operating activities, which have been prepared in accordance with GAAP or as a measure of our operating performance, profitability or liquidity. We believe EBITDA provides useful information regarding our ability to service our debt, and we understand that such information is considered by certain investors to be an additional basis for evaluating a company’s ability to pay interest and repay debt. EBITDA is a widely used performance measure for publishing companies and is provided here as a supplemental measure of operating performance to operating income calculated in accordance with GAAP. Reconciliation from operating income to EBITDA is as follows:

	Predecessor Company	The Company
	Six Weeks From March 30, Through May 6, 1999	Forty-Six Weeks from May 7, 1999 through March 27, 2000	Fiscal Year Ended March 26, 2001	Fiscal Year Ended March 25, 2002	Fiscal Year Ended March 31, 2003	Fiscal Year Ended March 29, 2004
		($’s in thousands)
Net Income (Loss) before Extraordinary Charge	$587	$(18,930)	$(15,296)	$(21,482)	$35,416	$23,563
Add (Deduct):
Interest expense	4,837	57,466	71,742	65,167	60,065	75,001
Income taxes	1,365	1,361	6,875	3,009	21,463	14,852
Depreciation and Amortization	3,703	57,209	76,733	88,170	31,664	40,977
Other (income) expense, net	(25)	(125)	(751)	139	(288)	185

EBITDA	$10,467	$96,981	$139,303	$135,003	$148,320	$154,578
Management Bonus (1)	—	—	—	—	—	2,310
Restructuring Charge (2)	—	—	—	—	—	2,690
Gain on Insurance Settlement (3)	—	—	—	—	(7,613)	—
Management Fees (4)	—	750	750	750	750	2,000

Adjusted EBITDA (5)	$10,467	$97,731	$140,053	$135,753	$141,457	$161,578

(1)	As noted in Footnote 10 to the consolidated financial statements, net income for the fiscal year ended March 29, 2004, includes a $2.3 million bonus as an expense granted to certain members of management as part of the recapitalization. This bonus was funded with cash contributed as part of the recapitalization.
(2)	As noted in Footnote 9 to the consolidated financial statements, net income for the fiscal year ended March 29, 2004, includes a $2.7 million restructuring charge.
(3)	Net income for the fiscal year ended March 31, 2003, includes a $7.6 million gain on insurance settlement.
(4)	The management fee increased in fiscal 2004 as a result of the April 17, 2003, recapitalization transaction.
(5)	Adjusted EBITDA is presented to identify EBITDA add-backs and deductions as required per our Credit Agreement. Adjusted EBITDA is used to determine our compliance with our Credit Agreement covenant ratios. Accordingly, Adjusted EBITDA is presented as it is a meaningful measurement for our debt compliance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is a discussion of our financial condition and results of operations for the three fiscal years ended March 29, 2004. This discussion should be read in conjunction with our consolidated financial statements and the related notes thereto.

Executive Summary

We are a leading publisher in the field of general interest magazines, publishing National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun, Country Weekly, MIRA!, Muscle & Fitness, Shape, Shape en Espanol, Men’s Fitness, Muscle & Fitness Hers, Flex, Fit Pregnancy, Natural Health and other monthly publications. Among our weekly periodicals, National

Enquirer, Star, and Globe, have the third, fourth and eighth highest weekly single copy circulation, respectively, of any weekly periodical in the United States. We are the leader in total weekly single copy circulation of magazines in the United States and Canada with approximately 35% of total U.S. and Canadian circulation for audited weekly publications. Total average circulation per issue is approximately 5.7 million copies for our consumer publications and 2.7 million copies for our tabloid publications, for an aggregate average circulation of 8.4 million copies.

On January 23, 2003, we acquired Weider Publications LLC a newly formed company to which the magazine business of Weider Publications, Inc. and Weider Interactive Networks, Inc. had been contributed by Weider Health and Fitness, Weider Health and Fitness, LLC and Weider Interactive Networks, Inc. Weider Publications LLC currently publishes seven magazines, including Muscle & Fitness, Shape, Men’s Fitness, Muscle & Fitness Hers, Flex, Fit Pregnancy and Natural Health. Accordingly, our fiscal 2003 results include 8 weeks of operations from the Weider Properties whereas our fiscal 2004 results include a full 52 weeks of operations from the Weider Properties. For Management’s Discussion and Analysis of Financial Condition and Results of Operations we have presented certain financial and statistical information on a pro forma basis for the Weider acquisition.

In fiscal 2004 and 2003, approximately 65% and 79% of our total operating revenues were from circulation, respectively. Single copy sales accounted for approximately 84% and 88% of such circulation revenues in fiscal years 2004 and 2003, respectively, and the remainder was from subscription sales.

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

Results of Operations

The financial information provided in the table below is pro forma for the Weider acquisition.

	For Fiscal Year Ended
	March 25, 2002	March 31, 2003	March 29, 2004
	(Dollars in thousands)
Circulation Revenue	$355,643	$352,968	$335,434
Advertising Revenue	$138,900	$153,848	$147,933
Total Revenue	$516,288	$535,235	$515,672
Operating Expenses	$459,334	$429,842	$402,071
Interest Expense	$86,013	$77,171	$75,001
Net Income (Loss) (1)(2)(3)	$(28,768)	$17,398	$23,563

(1)	Net income for the fiscal year ended March 31, 2003, includes a $7.6 million gain on insurance settlement.
(2)	Net income for the fiscal year ended March 29, 2004, includes a $2.3 million bonus as an expense granted to certain members of management as part of the recapitalization. This bonus was funded with cash contributed as part of the recapitalization.
(3)	Net income for the fiscal year ended March 29, 2004, includes a $2.7 million restructuring charge.

Circulation. The following table sets forth average circulation and U.S. cover prices for our publications for the fiscal years 2002, 2003 and 2004 on a pro forma basis for the Weider acquisition.

	For Fiscal Year Ended
	March 25, 2002		March 31, 2003		March 29, 2004
	(Circulation data in thousands)
Tabloid Titles
National Enquirer
Single Copy Circulation	1,498	(2)	1,402	(3)	1,200	(4)
Cover Price	$1.89	(1)	$2.09	(1)	$2.35	(1)
Globe
Single Copy Circulation	601	(2)	559	(3)	482	(4)
Cover Price	$1.89	(1)	$1.99	(1)	$2.35	(1)
National Examiner
Single Copy Circulation	285		263		217
Cover Price	$1.89	(1)	$1.99	(1)	$2.19	(1)
Weekly World News
Single Copy Circulation	207		178		153
Cover Price	$1.69	(1)	$1.79	(1)	$1.99	(1)
Sun
Single Copy Circulation	141		145		115
Cover Price	$1.69	(1)	$1.79	(1)	$1.99	(1)
Country Weekly
Single Copy Circulation	219		215		181
Cover Price	$2.99	(1)	$3.49	(1)	$3.49	(1)
Consumer Titles
Star
Single Copy Circulation	1,205	(2)	1,106	(3)	943	(4)
Cover Price	$1.89	(1)	$2.09	(1)	$3.29	(1)
Muscle & Fitness
Total Circulation	449		428		459
Subscription Circulation	216		218		261
Single Copy Circulation	233		210		198
Cover Price	$5.99		$5.99		$4.99	(1)
Shape
Total Circulation	1,633		1,665		1,617
Subscription Circulation	1,210		1,257		1,222
Single Copy Circulation	423		408		395
Cover Price	$3.99		$3.99		$3.99
Men’s Fitness
Total Circulation	595		664		619
Subscription Circulation	504		565		517
Single Copy Circulation	91		99		102
Cover Price	$3.99		$3.99		$3.99
Muscle & Fitness Hers
Total Circulation	264		256		225
Subscription Circulation	68		82		94
Single Copy Circulation	196		174		131
Cover Price	$3.99		$3.99		$3.99
Flex
Total Circulation	147		153		146
Subscription Circulation	53		51		54
Single Copy Circulation	94		102		92
Cover Price	$5.99		$5.99		$4.99	(1)
Fit Pregnancy
Total Circulation	518		508		514
Subscription Circulation	416		411		408
Single Copy Circulation	102		97		106
Cover Price	$4.95		$4.95		$4.95
Natural Health
Total Circulation	306		327		317
Subscription Circulation	249		272		266
Single Copy Circulation	57		55		51
Cover Price	$4.95		$4.95		$3.95	(1)

(1)	We increased the U.S. cover price on each of National Enquirer, Star, Globe and National Examiner from $1.79 to $1.89 on March 13, 2001. On April 2, 2002, we expanded National Enquirer and Star to 60 pages from 48 pages with a price increase for National Enquirer and Star from $1.89 to $2.09. On April 1, 2003, we increased the U.S. cover price on National Enquirer and Star from $2.09 to $2.19. On November 11, 2003, we increased the U.S. cover price on National Enquirer from $2.19 to $2.35. On April 5, 2004, we expanded Star to 100 pages and nationally rolled out Star as glossy consumer magazine. Accompanying this rollout, we increased the U.S. cover price on Star from $2.19 to $3.29. We increased the U.S. cover price on Globe and National Examiner to $1.99 on April 2, 2002. On April 1, 2003, we expanded the Globe from a 48 page to a 60 page format, accompanied with a cover price increase from $1.99 to $2.19. On November 11, 2003, we increased the U.S. cover price on Globe from $2.19 to $2.35. On November 11, 2003, we increased the U.S. cover price on National Examiner from $1.99 to $2.19. We increased the U.S. cover price on Weekly World News and Sun from $1.69 to $1.79 on April 2, 2002, then to $1.89 on April 1, 2003 and then to $1.99 on November 11, 2003. We increased the U.S. cover price on Country Weekly from $2.49 to $2.99 on June 26, 2001, and then to $3.49 on August 6, 2002. We decreased the U.S. cover price on Muscle & Fitness from $5.99 to $4.99 effective with the January 2004 issue. We decreased the U.S. cover price on Flex from $5.99 to $4.99 effective with the February 2004 issue. We decreased the U.S. cover price on Natural Health from $4.95 to $3.95 effective with the January 2004 issue.
(2)	Amount includes twelve expanded issues for National Enquirer and eleven expanded issues for both Star and Globe that included 72 pages versus a regular issue of 48 pages and priced at $2.89. Excluding these expanded issues, single copy circulation was 1,525,000, 1,222,000 and 607,000 for the National Enquirer, Star and Globe, respectively.
(3)	Amount includes eight expanded issues for National Enquirer and nine expanded issues for Star that included 84 pages versus a regular issue of 60 pages and priced at $2.99. Amount includes thirteen expanded issues for Globe that included 72 pages versus a regular issue of 48 pages and priced at $2.99. Excluding these expanded issues, single copy circulation was 1,405,000, 1,123,000 and 573,000 for the National Enquirer, Star and Globe, respectively.

(4)	Amount includes eight expanded issues for National Enquirer and fifteen expanded issues for Star that included 84 pages versus a regular issue of 60 pages and priced at $2.99. Additionally, amount includes eleven issues of the glossy version of Star at 96 pages which were distributed only in the New York and Los Angeles markets at a cover price of $3.29. During these eleven weeks, the balance of the country received the 84 page tabloid version of the Star at a $2.99 cover price. Amount includes eight expanded issues for Globe that included 84 pages versus a regular issue of 60 pages and priced at $2.99. Excluding these expanded issues, single copy circulation was 1,201,000, 993,000 and 484,000 for the National Enquirer, Star and Globe, respectively.

Comparison of Fiscal Year Ended March 29, 2004 to Fiscal Year Ended March 31, 2003

Please note that our fiscal year ended March 29, 2004 includes 52 weeks of operations versus 53 weeks for the prior fiscal year. Additionally, our fiscal year ended March 29, 2004 includes 53 issues for our weekly publications due to a change in our on-sale dates to be consistent with our primary competitors.

Revenues

Total operating revenues were $515.7 million for fiscal 2004. Operating revenues increased by $115.9 million or 29.0%, from the prior fiscal year primarily due to the Weider acquisition ($143.8 million – circulation revenue of $48.6 million; advertising revenue of $88.7 million; other revenue of $6.5 million). This was partially offset by a decline in circulation revenues for the non-Weider AMI titles of $27.9 million. Advertising and other revenue for the non-Weider AMI titles were in line with the prior fiscal year.

The decline in circulation revenues for the non-Weider AMI titles was primarily due to a 14.9% decline in unit sales (see above table for detail by title e.g. National Enquirer 14.4%, Star 14.7%, Globe 13.8%) partially offset by an average cover price increase of approximately 5% (net revenue decline of 10%). This compares to an industry wide decline for checkout title units of approximately 11% versus the prior year. Contributing to the tabloid decline in unit sales were factors including recent strong competition from new launches in the tabloid category, particularly from US Weekly and In Touch, continued media fragmentation and competition from electronic media, and a less favorable retail environment as people are shopping less frequently at traditional grocery outlets.

Operating Expenses

Total operating expenses for the current fiscal year increased by $119.0 million when compared to the prior fiscal year. This increase was primarily due to the Weider acquisition and increased operating expenses related to producing the expanded and glossy versions of the Star. The Weider acquisition operating expenses increase was $103.3 million (editorial of $16.6 million; production of $34.1 million; distribution, circulation and other cost of sales of $18.5 million; depreciation of $1.7 million; amortization of $7.3 million; selling, general and administrative expense of $25.1 million). The increased operating expenses related to producing the expanded and glossy versions of the Star were $9.9 million, primarily the result of producing 13% more pages in fiscal 2004 versus the prior year. In addition, these incremental pages were produced on coated paper stock whereas all pages produced in the prior year were on newsprint. This upgrade in paper contributed approximately $2 million of the $9.9 million of incremental expenses. The operating expense increase was also due to a net gain on our insurance settlement related to the Boca building included as a reduction of operating expenses for the prior fiscal year ($7.6 million). These operating expense increases were offset by an overall workforce reduction at our tabloid publications and corporate office during fiscal 2004.

Workforce Reduction

During fiscal 2004, we initiated a plan to relocate the Star and Mira! publications to New York City. Our relocation plan involved the termination of 94 employees. This activity resulted in a charge of $2,600,000 for termination benefits and $139,000 for costs associated with the relocation of existing employees. Through March 29, 2004 we paid termination benefits totaling $2,228,000 and paid $139,000 of costs associated with relocation of existing employees. We have an accrual at March 29, 2004 of $372,000 for the remaining termination benefits associated with this action. These severance benefits will be paid out through October 2004. We have fully completed this restructuring plan and estimate that this plan will yield savings of $5 million annually for the Company.

Interest Expense

Interest expense increased for the current fiscal year by $14.9 million to $75.0 million compared to the same prior fiscal year. This increase in interest expense is primarily due to the $290 million of increased debt related to the Weider acquisition ($15.3 million). In addition, the recognition of the fair value and payments received in fiscal 2004 for various interest rate swap transactions ($4.4 million) compares to $7.3 million received in the prior year for similar interest swap transactions. Offsetting this increase is a lower effective interest rate during fiscal 2004 (average interest rate in fiscal 2004 was 4.0% versus 5.0% in fiscal 2003).

Income Taxes

Provision for income taxes decreased from fiscal 2003 to fiscal 2004 by approximately $6.6 million, or 30.8%, due primarily to the overall decrease in pre-tax income.

Comparison of Fiscal Year Ended March 31, 2003 to Fiscal Year Ended March 25, 2002

Please note that our fiscal year ended March 31, 2003 includes 53 weeks of operations versus 52 weeks for the prior fiscal year. The additional 53rd week in the fiscal year ended March 31, 2003, provided $5.6 million of additional operating revenues. Further, fiscal 2003 includes 8 weeks of operations from the Weider Properties.

Revenues

Total operating revenues were $399.7 million for fiscal 2003. Operating revenues increased by $31.6 million or 8.6%, from the prior year due to the Weider acquisition ($29.4 million), as well as an increase of $2.2 million from the non-Weider AMI titles. Circulation revenue increased by $5.3 million primarily due to the Weider acquisition. Circulation revenues from the non-Weider AMI titles declined by $3.5 million primarily due to an increased discount to wholesalers of approximately $9.0 million.

Advertising revenues were $61.3 million for fiscal 2003. Advertising revenues increased by $21.4 million or 53.6%, when compared to the 2002 fiscal year of $39.9 million. This increase was primarily due to the Weider acquisition ($19.6 million), coupled with a $1.7 million (4%) increase for the non-Weider AMI titles despite a weak industry-wide advertising climate.

Operating Expenses

Total operating expenses for fiscal 2003 decreased by $38.2 million when compared to the prior fiscal year. This decrease was primarily due to the elimination of the amortization of goodwill and tradenames due to our adoption of SFAS No. 142 during the 2003 fiscal year ($51.9 million), a net gain on our insurance settlement related to the Boca building ($7.6 million) and production savings for the original AMI titles due to management’s negotiation of production related agreements ($2.7 million). These amounts were partially offset by Weider’s operating expenses ($24.6 million).

Interest Expense

Interest expense decreased for fiscal 2003 by $5.1 million to $60.1 million compared to the prior fiscal year. This decrease in interest expense relates to payments received in fiscal 2003 for various interest rate swap transactions ($7.3 million) and also a lower effective interest rate during fiscal 2003 (average interest rate in fiscal 2003 was 5.0% versus 7.5% in fiscal 2002), partially offset by the increased debt incurred as a result of the Weider acquisition ($3.6 million).

Income Taxes

Provision for income taxes increased from fiscal 2002 to fiscal 2003 by approximately $18.5 million due primarily to the overall increase in pre-tax income.

Liquidity and Capital Resources

We have substantially increased our indebtedness in connection with the Weider acquisition. Our liquidity requirements have been significantly increased, primarily due to increased interest and principal payment obligations under the Credit Agreement and our subordinated notes. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the Credit Agreement and the subordinated notes, to make capital expenditures and to cover working capital requirements. As of March 29, 2004, there were no amounts outstanding on the revolving credit facility. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the subordinated notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Our ability to make scheduled payments of principal and interest under the Credit Agreement and the subordinated notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At March 29, 2004, we had cash and cash equivalents of $22.2 million and a working capital deficiency of $12.6 million. We do not consider our working capital deficiency as a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficiencies result principally from our policy of using available cash to reduce borrowings which are recorded as noncurrent liabilities, thereby reducing current assets without a corresponding reduction in current liabilities.

Historically, our primary sources of liquidity have been cash generated from operations and amounts available under our credit agreements, which have been used to fund shortfalls in available cash. Cash generated from operations for the fiscal year ended March 29, 2004, was used to fund working capital requirements, fund capital expenditures and to make term loan principal repayments.

We made capital expenditures in the fiscal years ended March 29, 2004 and March 31, 2003 totaling $25.9 million and $24.7 million, respectively.

At March 29, 2004, our outstanding indebtedness totaled $990.4 million, of which $439.7 million represented borrowings under the Credit Agreement. In connection with the acquisition of the Globe Properties in fiscal 2000, we increased our Credit Agreement borrowing capacity by $90 million. Additionally, in connection with the acquisition of Weider Publications LLC, we further increased the borrowing capacity on our credit facility by $140 million. The effective interest rate under the Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 29, 2004, was 3.9%, and the weighted average interest rates for the fiscal years 2002, 2003 and 2004 were 7.5%, 5.0%, and 4.0%, respectively. On March 22, 2002, we amended our Credit Agreement. This amendment decreased the marginal interest rate on our term loans by 1% for a fee of $1,050,000. The Credit Agreement was also amended on February 17, 2004, which changed the total leverage ratio covenant from 6.25 to 6.50 for the December 2003 and March 2004 quarters. Additionally, the Credit Agreement was amended on June 25, 2004, which changed our total leverage ratio covenant and certain interest coverage ratio covenants through June 2006. As a result of the amendment, the total leverage ratio covenant is 6.95 through March 2005, 6.75 from June 2005 to March 2006 and 6.50 from June 2006 and thereafter. The interest coverage ratio remains at 1.75 from March 2004 and thereafter.

We are subject to interest risk on our credit facilities and any future financing requirements. Our fixed rate debt consists primarily of senior subordinated notes.

Effective March 26, 2002, we entered into two interest rate swap agreements, which effectively converted a portion of our fixed-rate debt to variable rate debt. The first agreement, which was originally scheduled to expire in May 2004, had a notional amount of $125 million. Under this agreement, we were to receive a fixed rate of 10.25% and were to pay LIBOR in arrears plus a spread of 5.265%. The second agreement, which was originally scheduled to expire in May 2005, had a notional amount of $25 million. Under this agreement, we were to receive a fixed rate of 10.25% and we were to pay LIBOR in arrears plus a spread of 4.885%. On June 29, 2002, we received $3,277,000 to terminate these two interest rate swap agreements. This amount received was recognized as a reduction of interest expense for the fiscal year ended March 31, 2003.

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

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we receive a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. On January 15, 2004, we received $1,635,000 in connection with the interim settlement of this swap agreement. The next reset date for this swap agreement is July 15, 2004. As of March 29, 2004, the fair value of this swap was $2,813,000. The fair value of this swap as of March 29, 2004, along with the cash received on interim settlement has been recognized as a reduction of interest expense for the fiscal year ended March 29, 2004. At each reset date we either receive or pay money based on the fair value of the swap as of that date.

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

The following table and discussion summarizes EBITDA for the fiscal years ended March 25, 2002, March 31, 2003 and March 29, 2004.

	Fiscal Year Ended March 25, 2002	Fiscal Year Ended March 31, 2003	Fiscal Year Ended March 29, 2004
	($’s in thousands)
Net Income (Loss)	$(21,482)	$35,416	$23,563
Add (deduct):
Interest expense	65,167	60,065	75,001
Income taxes	3,009	21,463	14,852
Depreciation and Amortization	88,170	31,664	40,977
Other (income) expense, net	139	(288)	185

EBITDA	$135,003	$148,320	$154,578
Management Bonus (1)	—	—	2,310
Restructuring Charge (2)	—	—	2,690
Gain on Insurance Settlement (3)	—	(7,613)	—
Management Fees (4)	750	750	2,000

Adjusted EBITDA (5)	$135,753	$141,457	$161,578

(1)	As noted in Footnote 10 to the consolidated financial statements, net income for the fiscal year ended March 29, 2004, includes a $2.3 million bonus as an expense granted to certain members of management as part of the recapitalization. This bonus was funded with cash contributed as part of the recapitalization. Fiscal 2004 includes 12 months of operations for the Weider titles versus eight weeks in fiscal 2003.
(2)	As noted in Footnote 9 to the consolidated financial statements, net income for the fiscal year ended March 29, 2004, includes a $2.7 million restructuring charge.
(3)	Net income for the fiscal year ended March 31, 2003, includes a $7.6 million gain on insurance settlement.
(4)	The management fee increased in fiscal 2004 as a result of the April 17, 2003, recapitalization transaction.
(5)	Adjusted EBITDA is presented to identify EBITDA add-backs and deductions as required per our Credit Agreement. Adjusted EBITDA is used to determine our compliance with our Credit Agreement covenant ratios. Accordingly, Adjusted EBITDA is presented as it is a meaningful measurement for our debt compliance.

We define EBITDA as net income (loss) before extraordinary charges, interest expense, income taxes, depreciation and amortization and other income (expense). EBITDA is not a measure of performance defined by GAAP. EBITDA should not be considered in isolation or as a substitute for net income or cash flows from operating activities, which have been prepared in accordance with GAAP or as a measure of our operating performance, profitability or liquidity. We believe EBITDA provides useful information regarding our ability to service our debt, and we understand that such information is considered by certain investors to be an additional basis for evaluating a company’s ability to pay interest and repay debt. EBITDA is a widely used performance measure for publishing companies and is provided here as a supplemental measure of operating performance to operating income calculated in accordance with GAAP.

Contractual Obligations

The impact that our aggregate contractual obligations as of March 29, 2004 are expected to have on our liquidity and cash flow in future periods is as follows (dollars in 000’s):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt obligations	$990,392	$6,474	$327,316	$106,602	$550,000
Operating lease obligations	18,827	6,304	8,607	2,774	1,142
Printing agreement obligation	494,419	64,821	109,737	71,285	248,576

Total Contractual Obligations	$1,503,638	$77,599	$445,660	$180,661	$799,718

Printing Agreement

During fiscal 2003, we successfully renegotiated a new 13-year printing agreement expiring in fiscal 2016 with an unrelated printer to print National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun, Mira, Country Weekly and Street Performance Compact. We have also assumed the Weider printing agreement expiring in fiscal 2006 with an unrelated printer to print Shape, Muscle and Fitness, Muscle and Fitness Hers, Men’s Fitness, Fit Pregnancy, and Natural Health. The payments due by period in the table above are based on current pricing and production levels, and pricing adjustments based on changes in the Consumer Price Index.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are effective for guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was amended in December 2003. This Interpretation requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this Interpretation did not have a material effect on our consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company’s financial position and results of operations, and require management’s most difficult, subjective or complex judgments. Although not all of the Company’s critical accounting policies require management to make difficult, subjective or complex judgments or estimates, the following policies and estimates are those that the Company deems most critical.

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, reserves for sales returns and allowances and the recoverability of long-lived assets including excess of purchase price over net assets acquired. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates which would affect our reported results from operations. We believe the following is a description of the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Allowances for doubtful accounts are estimated losses resulting from our customers’ failure to make required payments. We continually monitor collections from customers and provide a provision for estimated credit losses. We aggressively pursue collection efforts on these overdue accounts. If future payments by our customers were to differ from our estimates, we may need to increase or decrease our allowances for doubtful accounts.

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

We periodically evaluate whether events or circumstances have occurred that would indicate that long-lived assets, including property and equipment, goodwill and other intangible assets, may not be recoverable or that the remaining useful life may be impaired. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected future cash flows resulting from the use of the asset. If the results of this testing indicates an impairment of the carrying value of the asset, an impairment loss is recorded. The long-term nature of these assets requires the estimation of its cash inflows and outflows several years into the future and only takes into consideration circumstances known at the time of the impairment test. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge to the carrying value of the asset in the future.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Forward-Looking Statements

Some of the information presented in this Form 10-K constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•	our high degree of leverage and significant debt service obligations,

•	our ability to increase circulation and advertising revenues,

•	market conditions for our publications,

•	our ability to develop new publications and services,

•	outcomes of pending and future litigation,

•	the effects of terrorism, including bio-terrorism, on our business,

•	increasing competition by media companies,

•	lower than expected valuations associated with cash flows and revenues may result in the inability to realize the value of recorded intangibles and goodwill,

•	changes in the costs of paper used by us,

•	any future changes in management,

•	general risks associated with the publishing industry,

•	declines in spending levels by advertisers and consumers,

•	the ability in a challenging environment to continue to develop new sources of circulation,

•	increased costs and business disruption resulting from diminished service levels from our wholesalers, and

•	the introduction and increased popularity over the long term of alternative technologies for the provision of news and information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to certain market risks that are inherent in our financial statements. We are subject to interest risk on our credit facilities and any future financing requirements. Our fixed rate debt consists primarily of senior subordinated notes.

Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt would have resulted in a change of $5.9 million in our interest expense for the year ended March 29, 2004.

Effective March 26, 2002, we entered into two interest rate swap agreements, which effectively converted a portion of our fixed-rate debt to variable rate debt. The first agreement, which was originally scheduled to expire in May 2004, had a notional amount of $125 million. Under this agreement, we were to receive a fixed rate of 10.25% and were to pay LIBOR in arrears plus a spread of 5.265%. The second agreement, which was originally scheduled to expire in May 2005, had a notional amount of $25 million. Under this agreement, we were to receive a fixed rate of 10.25% and we were to pay LIBOR in arrears plus a spread of 4.885%. On June 29, 2002, we received $3,277,000 to terminate these two interest rate swap agreements. This amount received was recognized as a reduction of interest expense for the fiscal year ended March 31, 2003.

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

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we receive a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. On January 15, 2004, we received $1,635,000 in connection with the interim settlement of this swap agreement. The next reset date for this swap agreement is July 15, 2004. As of March 29, 2004, the fair value of this swap was $2,813,000. The fair value of this swap as of March 29, 2004, along with the cash received on interim settlement has been recognized as a reduction of interest expense for the fiscal year ended March 29, 2004.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of American Media Operations, Inc.:

We have audited the accompanying consolidated balance sheets of American Media Operations, Inc., a wholly-owned subsidiary of American Media, Inc., and subsidiaries (the “Company”) as of March 29, 2004 and March 31, 2003, and the related consolidated statements of income (loss), comprehensive income (loss), stockholder’s equity, and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the fiscal year 2004 and 2003 consolidated financial statements based on our audits. The Company’s consolidated financial statements for the year ended March 25, 2002, before the inclusion of the revised disclosures discussed in Notes 1 and 3 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated May 10, 2002.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2004 and 2003 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 29, 2004 and March 31, 2003 and the results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in fiscal year 2003 to conform to Statement of Financial Accounting Standards No. 142.

As discussed above, the consolidated financial statements of the Company for the year ended March 25, 2002 were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows: (a) as described in Note 3 under the heading “Goodwill and Other Intangible Assets”, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of March 26, 2002. Our audit procedures with respect to the transitional disclosures in Note 3 for fiscal year 2002 included (i) agreeing the previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income; and (b) rent expense for fiscal year 2002 has been disclosed in Note 13. Our audit procedures with respect to rent expense described in Note 13 included agreeing the amounts for fiscal year 2002 to the Company’s underlying records obtained from management. In our opinion, such disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the fiscal year 2002 consolidated financial statements of the Company other than with respect to such disclosures and disaggregations, and accordingly, we do not express an opinion or any other form of assurance on the fiscal year 2002 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Fort Lauderdale, Florida

June 25, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Media Operations, Inc.:

We have audited the accompanying consolidated balance sheets of American Media Operations, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 25, 2002 and March 26, 2001 and the related consolidated statements of income (loss), comprehensive income (loss), stockholder’s equity and cash flows for the fiscal years ended March 25, 2002 and March 26, 2001, and for the period from May 7, 1999 through March 27, 2000. We have also audited the accompanying consolidated statements of income (loss), comprehensive income (loss), stockholder’s equity and cash flows of the Predecessor Company of American Media Operations, Inc. (the “Predecessor Company”) for the period from March 30, 1999 through May 6, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Media Operations, Inc. and subsidiaries as of March 25, 2002 and March 26, 2001, and the results of their operations and their cash flows for the fiscal years ended March 25, 2002 and March 26, 2001 and for the period from May 7, 1999 through March 27, 2000 and the results of the Predecessor Company’s operations and cash flows for the period from March 30, 1999 through May 6, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

New York, New York

May 10, 2002

NOTE: The report of Arthur Andersen LLP presented above is a copy of a previously issued Arthur Andersen LLP report. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

NOTE: The consolidated financial statements for the year ended March 25, 2002 have been revised to include: (i) the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of March 26, 2002 (see Note 3 under the heading “Goodwill and Other Intangible Assets”); and (ii) the disclosure of rent expense for fiscal year 2002 under the heading “Operating Leases” in Note 13. The report of Arthur Andersen LLP presented above does not extend to these changes.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2003 and March 29, 2004

(In 000’s, except share information)

	March 31, 2003	March 29, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,475	$22,192
Receivables, net	52,553	66,907
Inventories	18,422	34,518
Prepaid expenses and other	9,086	11,391

Total current assets	120,536	135,008

PROPERTY AND EQUIPMENT:
Land and buildings	4,104	4,580
Machinery, fixtures and equipment	34,564	41,003
Display racks	43,427	46,810

	82,095	92,393
Less — accumulated depreciation	(35,987)	(47,340)

	46,108	45,053

LONG TERM NOTE RECEIVABLE, net	1,415	1,384

DEFERRED DEBT COSTS, net	30,560	24,996

OTHER LONG TERM ASSETS	515	1,459

GOODWILL, net of accumulated amortization of $74,757	659,052	661,639

OTHER INTANGIBLES, net of accumulated amortization of $93,938 and $108,142 in 2003 and 2004, respectively	642,074	627,937

	$1,500,260	$1,497,476

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of term loan	$9,813	$5,734
11.63% Senior Subordinated Notes Due 2004	—	740
Accounts payable	30,730	42,076
Accrued expenses	79,914	59,395
Deferred revenues	47,217	39,614

Total current liabilities	167,674	147,559

PAYABLE TO PARENT COMPANY	2,173	—

LONG TERM DEBT:
Term Loan, net of current portion	458,997	433,918
10.25% Senior Subordinated Notes Due 2009	400,000	400,000
Bond premium on 10.25% Senior Subordinated Notes Due 2009	633	530
8.875% Senior Subordinated Notes Due 2011	150,000	150,000
11.63% Senior Subordinated Notes Due 2004	740	—

	1,010,370	984,448

DEFERRED INCOME TAXES	145,123	158,323

COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDER’S EQUITY:
Common stock, $.20 par value; 7,507 shares issued and Outstanding	2	2
Additional paid-in capital	273,480	281,857
Accumulated other comprehensive income (loss)	(314)	(28)
Retained deficit	(98,248)	(74,685)

Total stockholder’s equity	174,920	207,146

	$1,500,260	$1,497,476

The accompanying notes to consolidated financial statements

are an integral part of these consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the Three Fiscal Years in the Period Ended March 29, 2004

(in 000’s)

	Fiscal Year Ended March 25, 2002	Fiscal Year Ended March 31, 2003	Fiscal Year Ended March 29, 2004
OPERATING REVENUES:
Circulation	$308,809	$314,089	$335,434
Advertising	39,915	61,303	147,933
Other	19,407	24,341	32,305

	368,131	399,733	515,672

OPERATING EXPENSES:
Editorial	37,027	39,967	58,740
Production	104,275	107,687	141,230
Distribution, circulation and other cost of sales	49,914	56,857	75,203
Selling, general and administrative expenses	41,912	54,515	85,721
Loss (gain) on insurance settlement	—	(7,613)	200
Depreciation and amortization	88,170	31,664	40,977

	321,298	283,077	402,071

OPERATING INCOME	46,833	116,656	113,601
INTEREST EXPENSE	(65,167)	(60,065)	(75,001)
OTHER INCOME (EXPENSE), net	(139)	288	(185)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(18,473)	56,879	38,415
PROVISION FOR INCOME TAXES	3,009	21,463	14,852

NET INCOME (LOSS)	$(21,482)	$35,416	$23,563

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Fiscal Years in the Period Ended March 29, 2004

(in 000’s)

	Fiscal Year Ended March 25, 2002	Fiscal Year Ended March 31, 2003	Fiscal Year Ended March 29, 2004
Net income (loss)	$(21,482)	$35,416	$23,563

Other comprehensive income (loss):
Interest rate swap adjustment	(359)	359	—
Foreign currency translation adjustments	—	(314)	286

Other comprehensive income (loss)	(359)	45	286

Comprehensive income (loss)	$(21,841)	$35,461	$23,849

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the Three Fiscal Years in the Period Ended March 29, 2004

(In 000’s, except share information)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount

Balance, March 26, 2001	7,507	$2	$223,298	$—	$(36,807)	$186,493
Net loss	—	—	—	—	(21,482)	(21,482)
Non-cash compensation charge	—	—	91	—	—	91
Interest rate swap adjustment	—	—	—	(359)	—	(359)
Dividend	—	—	—	—	(75,375)	(75,375)

Balance, March 25, 2002	7,507	2	223,389	(359)	(133,664)	89,368
Net income	—	—	—	—	35,416	35,416
Non-cash compensation charge	—	—	91	—	—	91
Interest rate swap adjustment	—	—	—	359	—	359
Foreign currency translation adjustments	—	—	—	(314)	—	(314)
Capital contribution	—	—	50,000	—	—	50,000

Balance, March 31, 2003	7,507	2	273,480	(314)	(98,248)	174,920
Net income	—	—	—	—	23,563	23,563
Equity contribution resulting from recapitalization	—	—	8,311	—	—	8,311
Non-cash compensation charge	—	—	66	—	—	66
Foreign currency translation adjustments	—	—	—	286	—	286

Balance, March 29, 2004	7,507	$2	$281,857	$(28)	$(74,685)	$207,146

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Fiscal Years in the Period Ended March 29, 2004

(in 000’s)

	Fiscal Year Ended March 25, 2002	Fiscal Year Ended March 31, 2003	Fiscal Year Ended March 29, 2004
Cash Flows from Operating Activities:
Net income (loss)	$(21,482)	$35,416	$23,563

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on sale of assets	(519)	89	(80)
Bond premium amortization	—	(117)	(103)
Depreciation and amortization	88,170	31,664	40,977
Non-cash compensation charge	91	91	66
Deferred debt cost amortization	3,514	4,919	6,621
Deferred income tax provision (benefit)	(5,868)	(4,679)	12,088
Decrease (increase) in — net of acquisition — Receivables	(2,719)	(6,291)	(14,354)
Inventories	(3,913)	3,613	(16,096)
Prepaid expenses and other	(476)	(2,909)	(3,249)
Increase (decrease) in — net of acquisition — Accounts payable	(10,799)	5,672	11,346
Accrued expenses	54	(3,734)	(8,909)
Payable to Parent Company	117	(54)	—
Accrued interest	940	8,987	581
Accrued income taxes	(4,246)	6,693	(5,312)
Deferred revenues	(2,541)	2,746	(7,603)

Total adjustments	61,805	46,690	15,973

Net cash provided by operating activities	40,323	82,106	39,536

Cash Flows from Investing Activities:
Capital expenditures	(27,882)	(24,695)	(25,870)
Allocable insurance proceeds for carrying value of Boca facility	—	3,785	—
Proceeds from retired assets	—	154	232
Payment received on long term note receivable	—	416	31
Acquisition of business, net of cash acquired	(1,807)	(339,342)	(8,421)

Net cash used in investing activities	(29,689)	(359,682)	(34,028)

Cash Flows from Financing Activities:
Term loan and revolving credit facility principal repayments	(110,415)	(18,909)	(29,158)
Proceeds from term loan and revolving credit facility borrowings	28,000	140,000	—
Proceeds from new senior subordinated indebtedness	150,750	150,000	—
Dividend payment	(75,375)	—	—
Capital contribution	—	41,250	6,138
Payment of deferred debt costs	(5,917)	(12,652)	(1,057)

Net cash provided by (used in) financing activities	(12,957)	299,689	(24,077)
Effect of Exchange Rate Changes on Cash	—	(314)	286

Net Increase (Decrease) in Cash and Cash Equivalents	(2,323)	21,799	(18,283)
Cash and Cash Equivalents, Beginning of Period	20,999	18,676	40,475

Cash and Cash Equivalents, End of Period	$18,676	$40,475	$22,192

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for —
Income taxes	$11,821	$19,052	$6,083
Interest	$60,026	$46,420	$70,720
Non-cash equity contribution resulting from recapitalization	$—	$—	$8,311
Non-cash equity interest in EMP LLC in connection with the Weider acquisition	$—	$8,750	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands in all tables)

(1) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of American Media Operations, Inc., a wholly-owned subsidiary of American Media, Inc. (“Media”), and its subsidiaries (collectively, the “Company”). Media’s parent entity is EMP Group LLC. The Company publishes six weekly publications: National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun, two bi-weekly publications, Country Weekly and MIRA, and other monthly magazines. In addition and as a result of the January 2003 acquisition of Weider Publications LLC (“Weider”), the Company publishes eight magazines, including Muscle & Fitness, Shape, Shape en Espanol, Men’s Fitness, Muscle & Fitness Hers, Flex, Fit Pregnancy and Natural Health. Included in our fiscal year ended March 31, 2003 are 8 weeks of operations from Weider properties. One of the Company’s subsidiaries, Distribution Services, Inc. (“DSI”), arranges for the placement and merchandising of our publications and third party publications at retail outlets throughout the United States and Canada. All significant intercompany transactions and balances have been eliminated in consolidation.

Our fiscal year, which ends on the last Monday in March, includes 52 weeks for the fiscal year ended March 29, 2004, 53 weeks for the fiscal year ended March 31, 2003, and 52 weeks for the fiscal year ended March 25, 2002. The additional 53rd week in the fiscal year ended March 31, 2003, provided $5.6 million of additional operating revenues. Additionally, our fiscal year ended March 29, 2004, includes 53 issues for our weekly publications due to a change in our on-sale dates to be consistent with our primary competitors.

Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation.

Revenue Recognition

Substantially all publication sales, except subscriptions, are made through unrelated distributors. Issues, other than special topic issues, are placed on sale approximately one week prior to the issue date for our weekly publications; however, circulation revenues and related expenses are recognized for financial statement purposes on an issue date basis (i.e., off sale date). Special topic and monthly issues revenue and related expenses are recognized at the on sale date. On or about the date each issue is placed on sale, we receive a percentage of the issue’s estimated newsstand sales proceeds for our publications as an advance from the distributors. All of our publications are sold with full return privileges.

Revenues from copy sales are net of reserves provided for expected sales returns, which are established in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”), after considering such factors as sales history and available market information. We continually monitor the adequacy of the reserves and make adjustments when necessary. Revenues are also net of product placement costs (“retail display allowances”) paid to the retailers.

Subscriptions received in advance of the issue date are recognized as income over the term of the subscription as they are fulfilled and mailed to the subscriber. Advertising revenues are recognized in the period in which the related advertising appears in the publications.

Deferred revenues are comprised of the following:

	2003	2004
Single copy	$7,971	$5,590
Subscriptions	38,376	32,850
Advertising	870	1,174

	$47,217	$39,614

Other revenues, primarily from marketing services performed for third parties by DSI, are recognized when the service is performed.

Editorial Costs

External editorial costs relating to photos, artwork and text are expensed as the issue relating to each specific cost is recognized as revenue. Internal editorial costs are generally expensed as incurred.

Concentration of Credit Risk

Substantially all of the Company’s trade receivables are from single copy distributors and advertising customers located throughout the United States. The Company establishes its credit policies based on an ongoing evaluation of its customers’ credit worthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at March 29, 2004.

Barter Transactions

The Company trades advertisements in its properties in exchange for advertising in properties of other companies. Revenue and related expenses from barter transactions are recorded at fair value in accordance with EITF No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue from barter transactions is recognized in accordance with the Company’s revenue recognition policies. Expense from barter transactions is recognized as incurred. Revenue from barter transactions for the fiscal years 2002, 2003 and 2004 were not significant.

The Company executed a barter agreement during fiscal 2004 in which the Company exchanged certain paperback book inventory items for future credits for broadcast advertising. No revenue was recognized in connection with this transaction. The credits can be used as a reduction in the invoiced amount of future advertising.

Subscription Acquisition Costs

Subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, telemarketing and subscription promotions. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit. The direct-response advertising costs are amortized over the related one-year subscription period. Amortization of direct-response advertising, which is included in distribution, circulation and other cost of sales expenses on the accompanying consolidated statements of income (loss), are not significant for fiscal years 2002, 2003 and 2004.

Internal-Use Software

In compliance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in developing or obtaining of internal use software and includes them in property and equipment, net. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than three years using the straight-line method. Capitalized software costs are subject to impairment evaluation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144. Internal-use software costs for fiscal years 2002, 2003 and 2004 were not significant.

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

Inventories

Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation, which approximates market value. Inventories are comprised of the following:

	2003	2004
Raw materials — paper	$11,154	$27,070
Finished product — paper, production and distribution costs of future issues	7,268	7,448

	$18,422	$34,518

During fiscal 2004, the Company increased its paper inventory supply to take advantage of favorable paper pricing.

Other Long Term Assets

Other long term assets consist of deposits on leased facilities and equipment that are long term in nature.

Accrued Expenses

Accrued expenses consists of the following:

	2003	2004
Interest	$21,765	$22,346
Weider Advertising (see footnote 2)	11,503	10,293
Retail display allowance	10,626	12,753
Weider acquisition working capital adjustment	7,301	—
Personnel and related costs (see footnote 2)	5,994	2,297
Unpaid Subscription Production Allowance (see footnote 2)	3,198	616
Legal	2,079	384
Accrued taxes	10,292	4,980
Other	7,156	5,726

	$79,914	$59,395

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand or deposited in demand deposit accounts with financial institutions and highly liquid investments with an original maturity of three months or less. Bank overdrafts of $15,323,000 and $19,454,000 have been recorded in accounts payable as of March 31, 2003 and March 29, 2004, respectively.

Impairment of Long-Lived Assets

We review long-lived tangible assets and definite-lived intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis. Certain useful lives related to the Company’s Boca Raton headquarters were determined to be inappropriate by management during the 2002 fiscal year and thus their carrying values were reduced accordingly (see Note 13).

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

Advertising Costs

Non-direct response media advertising costs included in selling, general and administrative expense are expensed as incurred. The amounts charged to operations for media advertising during fiscal 2002, 2003 and 2004 were approximately $5.0 million, $2.1 million and $1.1 million, respectively.

Deferred Debt Costs

Costs incurred in connection with obtaining financing are deferred and amortized using the effective interest method as a charge to interest expense over the terms of the related borrowings.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The following types of items are to be considered in computing comprehensive income: certain derivative gains/losses, foreign currency translation adjustments, pension liability adjustments and unrealized gains/losses on securities available for sale.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. The Statement requires information to be reported by operating segment on the same basis as that used to evaluate performance internally. We have determined that all of our operating activities meet the criteria under SFAS No. 131 to be aggregated into one reporting segment.

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

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation were effective for guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was amended in December 2003. This Interpretation requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this Interpretation did not have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging

Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

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

(2) Acquisitions

On January 23, 2003, the Company and EMP Group LLC (the “Buyers”) acquired Weider (the “Weider Acquisition”), a newly formed company to which the magazine business of Weider Publications, Inc. and Weider Interactive Networks, Inc. had been contributed by Weider Health and Fitness, Weider Health and Fitness LLC and Weider Interactive Networks, Inc., (collectively, the “Sellers”). The aggregate purchase price was $357.3 million, which included a post-closing working capital adjustment of $7.3 million. The Company’s consolidated financial statements include the results of operations of Weider Publications LLC from the date of acquisition.

Prior to the Weider acquisition, Weider Health and Fitness had contributed its publications and related assets into a newly formed limited liability company, Weider Publications LLC, which now owns all assets relating to the acquired business, including the capital stock of certain foreign subsidiaries. This was accomplished pursuant to an asset contribution agreement, which provided that subsidiaries of the Sellers retain liability for pre-closing taxes, specified employee benefit matters and debt for borrowed money related to the acquired business. At the closing, the Sellers’ retained limited liability company units of Weider Publications LLC were exchanged for limited liability company units of EMP Group LLC.

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

In general, the representations and warranties in the purchase agreement survive closing and expire 18 months after the closing date. The representations and warranties relating to organization and authority, capitalization, tax matters, employee benefits and brokers’ fees will survive until the expiration of the applicable statute of limitations.

The Sellers, as well as their principals, Joe Weider, Ben Weider and Eric Weider, agreed in the purchase agreement not to invest, own, manage, finance, control or otherwise have a material direct or indirect interest in any business involved in publishing of healthy living or fitness-related publications in any and all media, without the Buyers’ express written approval, subject to specified limitations. The non-competition agreement will remain in effect for 7 years with respect to Joe Weider and for 5 years with respect to Ben Weider, Eric Weider and the Sellers.

As part of the Weider Acquisition, Weider Publications LLC entered into an advertising agreement with Weider Health and Fitness and Weider Nutrition International, Inc. that provides these entities with certain limited access to advertising in the acquired publications at agreed upon rates for the six years following closing. The agreed upon rates, discounted to present value, for this advertising agreement are below fair market value for the cumulative six-year period by approximately $11.8 million as of the date of the acquisition and $10.3 million as of March 29, 2004. Accordingly, we recognized this liability to provide advertising at below market rates as part of the Weider Acquisition and included it in accrued expenses on the Consolidated Balance Sheet (“Weider Advertising”). Based on advertising from Weider Health and Fitness and Weider Nutritional International, Inc., $333,000 and $1,743,000 of this reserve was recognized as income during fiscal 2003 and 2004, respectively.

Also as part of the Weider Acquisition, we assumed a liability to fulfill subscriptions for which no revenues had been received. The costs to manufacture, fulfill and mail these copies ($3.7 million) were recognized by us as part of the Weider acquisition. The remaining balance of this liability of $616,000 as of March 29, 2004, is included in accrued expenses on the Consolidated Balance Sheet (“Unpaid Subscription Production Allowance”). We incurred $484,000 and $2,583,000 of costs related to these copies in fiscal 2003 and 2004, respectively, and reduced this reserve accordingly.

In connection with the Weider Acquisition, we entered into an athlete endorsement agreement with the Sellers, pursuant to which the Sellers will provide the Buyers with continued access to a group of approximately 24 athletes (excluding Joe Weider), or substantially the same number of athletes of substantially the same quality as those listed in the agreement, for promotional purposes in connection with the acquired business for a period of 24 months. We pay the Sellers $600,000 per year in exchange for this arrangement.

As part of the Weider Acquisition, we entered into a trademark license agreement with the Sellers pursuant to which the Sellers retained ownership and paid the costs for maintaining the Weider, Team Weider and Joe Weider trademarks in the U.S., Mexico and Canada and grants us the exclusive right to use these trademarks on the cover and in the editorial content of existing Weider titles of the acquired business and in any future healthy living or fitness-related publications in any media. We were also given the non-exclusive right to use the trade name Joe Weider on products and services other than publications. We pay Weider Health and Fitness $200,000 per year pursuant to the trademark license agreement. We have the rights to use the Weider, Team Weider and Joe Weider trademarks in most other foreign countries in the world.

As part of the Weider acquisition, we incurred employee termination costs of $5.6 million, which were fully paid as of March 29, 2004.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company obtained third party valuations of certain intangible assets.

Current assets	$24,150
Property and equipment	6,391
Other intangible assets	159,200
Goodwill	214,314

Total assets acquired	404,055
Current liabilities	(55,963)

Net assets acquired	348,092
Less: Non-cash equity interest issued	(8,750)

Acquisition of Weider, net of cash acquired	$339,342

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

The following unaudited pro forma financial information gives effect to the Weider acquisition as if it has occurred as of the beginning of the periods presented:

	Fiscal Year Ended March 25, 2002	Fiscal Year Ended March 31, 2003
Operating revenues	$516,288	$535,235
Net income (loss)	$(30,680)	$17,398

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

(3) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2003 and March 29, 2004 can be summarized as follows:

	March 31, 2003	March 29, 2004
Balance, beginning of period	$455,731	$659,052
Acquisition of Weider	211,727	2,587
Reduction for deferred income taxes	(8,406)	—

Balance, end of period	$659,052	$661,639

The increase in goodwill for the fiscal year March 29, 2004, primarily relates to the recognition of deferred tax liabilities and additional employee termination costs incurred in connection with the Weider acquisition. During the fiscal year ended March 31, 2003, goodwill increased due to the acquisition of Weider and decreased due to approximately $8.4 million of deferred income taxes for contingencies originally recorded in business combinations that will not ultimately be realized.

We have adopted the provisions of SFAS No. 141, “Business Combinations”, which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, eliminating the pooling of interests method. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Our principal identifiable intangible assets are tradenames, customer lists, covenants not to compete, advertising relationships and non-subscriber customer relationships.

Effective March 26, 2002, we also adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill and tradenames were amortized primarily over twenty years on a straight-line basis until March 25, 2002. Effective March 26, 2002, such amortization ceased. Other intangibles continue to be amortized primarily over 2.8 to 15.0 years.

Pro forma net income adjusted to eliminate historical amortization of goodwill and intangibles with indefinite lives is as follows:

	Fiscal Year Ended March 25, 2002	Fiscal Year Ended March 31, 2003	Fiscal Year Ended March 29, 2004
Reported net income (loss)	$(21,482)	$35,416	$23,563
Add: amortization of goodwill and intangibles with indefinite lives, net of tax	41,034	—	—

Pro forma net income	$19,552	$35,416	$23,563

As required by SFAS No. 142, the Company completed impairment tests as of March 26, 2002 for goodwill and intangibles with indefinite lives. The test for goodwill includes determining the fair value of the reporting unit, as defined by SFAS No. 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. No impairment charges resulted from the required impairment tests. Goodwill and intangibles with indefinite lives will be tested for impairment annually or more frequently when events or circumstances indicate that an impairment may have occurred. The Company uses the beginning of its fiscal fourth quarter as the date for its annual impairment tests. The Company performed its annual impairment test for fiscal 2003 and 2004 as of the beginning of the fourth quarter of each of these years and found no impairment.

Intangible assets not subject to amortization had a carrying value of $557,365,000 as of March 31, 2003 and March 29, 2004, and consist of tradenames with indefinite lives.

Intangible assets subject to amortization after the adoption of SFAS No. 142 consist of the following:

		March 31, 2003			March 29, 2004
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Covenants not to compete	5-10	$22,500	$(4,551)	$17,949	$22,500	$(7,466)	$15,034
Subscriber lists	3-15	66,171	(16,678)	49,493	66,238	(24,308)	41,930
Advertising relationships	3	7,750	(423)	7,327	7,750	(2,865)	4,885
Non-subscriber customer relationships	8	10,150	(210)	9,940	10,150	(1,427)	8,723

		$106,571	$(21,862)	$84,709	$106,638	$(36,066)	$70,572

Amortization expense of intangible assets for the fiscal years ended March 25, 2002, March 31, 2003, and March 29, 2004 was $57.3 million, $6.9 million and $14.2 million, respectively. Based on the carrying value of identified intangible assets recorded at March 29, 2004, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Fiscal Year
2005	$14,204
2006	12,122
2007	8,269
2008	8,114
2009	7,446
Thereafter	20,417

$70,572

(4) Fair Value of Financial Instruments:

The estimated fair value of our financial instruments as of year-end is as follows:

	2003		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan, including current portion	$468,810	$468,810	$439,652	$439,652
Subordinated indebtedness	$550,000	$595,625	$550,000	$561,875
Interest rate swap receivable	—	—	$2,813	$2,813

The fair value of our financial instruments is estimated based on the quoted market prices for the same or similar issues or on the current rate offered to us for financial instruments of the same remaining maturities. The carrying amount for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

Effective March 26, 2002, we entered into two interest rate swap agreements, which effectively converted a portion of fixed-rate debt to variable-rate debt. The first agreement, which was originally scheduled to expire in May 2004, had a notional amount of $125 million. Under this agreement, the Company was to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 5.265%. The second agreement, which was to expire in May 2005, had a notional amount of $25 million. Under this agreement, the Company was to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 4.885%. On May 1, 2002, we received $438,000 under these agreements. On June 29, 2002, we received $3,277,000 to terminate these two interest rate swap agreements. This amount received was reported as a reduction of interest expense for the fiscal year ended March 31, 2003.

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

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable rate debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we received a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. As of March 29, 2004, the fair value of this swap was approximately $2.8 million. This amount has been recognized as a reduction of interest expense for the fiscal year ended March 29, 2004. On January 15, 2004, we received $1,635,000 in connection with the interim settlement of this swap agreement. The next reset date for this swap agreement is July 15, 2004. At each reset date the Company either receives or pays money based on the fair value of the swap as of that date.

(5) Income Taxes:

We file a consolidated Federal income tax return with Media and calculate our income tax on a separate return basis. The provision for income taxes consists of the following:

	2002	2003	2004
Current:
Federal	$8,139	$20,855	$899
State	738	1,892	(330)
Foreign	—	—	455

Total current	8,877	22,747	1,024

Deferred:
Federal	(5,380)	(1,177)	12,681
State	(488)	(107)	1,147

Total deferred	(5,868)	(1,284)	13,828

	$3,009	$21,463	$14,852

A reconciliation of the expected income tax provision (benefit) at the statutory Federal income tax rate of 35% to the reported income tax provision (benefit) is as follows:

	2002	2003	2004
Expected income tax provision (benefit) at statutory rate	$(6,466)	$19,908	$13,445
Nondeductible goodwill amortization	9,100	—	—
State income taxes, net of Federal benefit	333	1,160	532
Meals and entertainment		—	410
Other, net	42	395	465

	$3,009	$21,463	$14,852

Deferred taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The net deferred tax assets and liabilities are comprised of the following:

	2003	2004
Gross non-current deferred income tax assets	$1,539	$3,754

Intangibles	(144,386)	(158,465)
Accelerated depreciation	(1,837)	(2,339)
Book over tax basis of non-depreciable assets	(439)	(1,273)

Gross non-current deferred tax liabilities	(146,662)	(162,077)

Net non-current deferred tax liabilities	$(145,123)	$(158,323)

In accordance with SFAS No. 109, “Accounting for Income Taxes”, deferred taxes are recognized for temporary differences related to identified intangible assets other than goodwill. The temporary difference is calculated based on the difference between the new book carrying values of the amounts allocated to identified intangible assets and their historical tax bases.

Included in prepaid expenses and other and in accrued expenses in the accompanying consolidated balance sheet for fiscal 2003 is a net current deferred tax asset of $1,167,000 and current taxes payable of $10,292,000, respectively. Included in prepaid expenses and other and in accrued expenses in the accompanying consolidated balance sheet for fiscal 2004 is a net current deferred tax asset of $551,000 and current taxes payable of $4,980,000, respectively.

(6) Credit Agreement

The Company’s bank credit agreement (the “Credit Agreement”), which was comprised of a $340 million term loan commitment, was amended on November 1, 1999 to increase the term loan amount to $430 million and provide a $60 million revolving credit commitment. We also amended the Credit Agreement on February 14, 2002, in connection with the subordinated notes, which is discussed in Note 7. The amendment included changes to the interest rates discussed below, as well as changes to certain financial covenants. The Company amended the Credit Agreement on May 22, 2002. This amendment restructured the marginal interest rate on the Company’s term loans. Additionally, the Company amended the Credit Agreement on January 23, 2003, in connection with the Weider Acquisition to increase the term loan amount by $140 million. The Company also amended the Credit Agreement on February 17, 2004, which changed the total leverage ratio covenant from 6.25 to 6.50 for the December 2003 and March 2004 quarters. Additionally, the Credit Agreement was amended on June 25, 2004, which changed the Company’s total leverage ratio covenant and certain interest coverage ratio covenants through June 2006. As a result of the amendment, the total leverage ratio covenant is 6.95 through March 2005, 6.75 from June 2005 to March 2006 and 6.50 from June 2006 and thereafter. The interest coverage ratio remains at 1.75 from March 2004 and thereafter.

(a) Borrowings under the term loan commitments are payable in varying quarterly installments from July 2001 through April 2007. We are required to make Excess Cash Flow payments (as defined), which will be applied ratably to the then outstanding term loans. Included in the current portion of the term loan in the accompanying Consolidated Balance Sheet is $3,274,000 of required Excess Cash Flow relating to fiscal 2003. There was no required Excess Cash Flow payment for fiscal 2004.

(b) Revolving Credit Commitment — The Credit Agreement also provides for additional borrowings up to a maximum of $60 million. This commitment, which expires in April 2006, allows funds to be borrowed and repaid from time to time with permanent reductions in the revolving credit commitment permitted at our option. As of March 29, 2004, no amounts were outstanding under the revolving credit facility.

(c) Commitment Fees — We are required to pay a commitment fee ranging from 3/8% to 1/2% of the unused portion of the revolving commitment. Commitment fee payments under the Credit Agreement totaled $292,000, $379,000, and $229,000 for fiscal 2002, 2003 and 2004, respectively.

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

As permitted under the covenants of the Credit Agreement, management fees to affiliates totaled $750,000 for fiscal years 2002 and 2003. These fees are included in selling, general and administrative expenses. In connection with the recapitalization of the Company as discussed in footnote 10, our management fees increased to $2 million per annum for fiscal 2004.

The effective interest rate under the Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 29, 2004 was 3.9% and the weighted average effective interest rates for the fiscal years 2002, 2003 and 2004 were 7.5%, 5.0%, and 4.0%, respectively.

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

On February 14, 2002, the Company issued $150,000,000 in aggregate principal amount of 10.25% Series B Senior Subordinated Notes due 2009 through a private placement. The gross proceeds from the offering were $150,750,000 including the premium on the notes. The Company used the gross proceeds of the offering to (a) make a $75,375,000 distribution to EMP Group LLC, (b) prepay $68,375,000 of the term loans under the Credit Agreement and (c) pay transaction costs. The notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness. The notes rank equally with all our existing and future senior subordinated indebtedness. The notes are guaranteed on a senior subordinated basis by all our current subsidiaries.

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

Payments of principal due under the Credit Agreement (excluding any amounts that may be borrowed under the credit commitment or required to be prepaid under the excess cash flow provision), the subordinated notes and other long-term indebtedness follows:

Fiscal Year
2005	$6,474
2006	5,996
2007	321,320
2008	106,602
2009	—
Thereafter	550,000

$990,392

The Company has no material assets or operations other than investments in its subsidiaries. The subordinated notes are unconditionally guaranteed, on a senior subordinated basis, by all of its domestic subsidiaries. Each domestic subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the subordinated notes on a senior subordinated basis. Subordinated note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. The subordinated note guarantors are the Company’s wholly owned domestic subsidiaries. At present, the note guarantors comprise all of the Company’s direct and indirect domestic subsidiaries. Note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the Credit Agreement, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the Credit Agreement. Furthermore, the subordinated notes indentures permit note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. We have not presented separate financial statements and other disclosures concerning each of the note guarantors, as these disclosures are not applicable under SEC rules and regulations.

So long as the factors set forth in the paragraph immediately above remain true and correct, under applicable SEC rules and regulations, the Company’s note guarantors will not need to individually comply with the reporting requirements of the Securities Exchange Act of 1934 (“Exchange Act”), nor will the Company have to include separate financial statements and other disclosures concerning each of the note guarantors in its Exchange Act reports.

(8) Deferred Debt Costs

Certain costs incurred in connection with the issuance of our long-term debt have been deferred and are amortized as part of interest expense over periods from 1 to 10 years. For fiscal years 2002, 2003 and 2004, amortization of deferred debt costs, which is included in interest expense in the accompanying consolidated statements of income (loss), totaled approximately $3.5 million, $4.9 million and $6.6 million, respectively.

In connection with the Company’s issuance of $150 million of 10.25% Series B Senior Subordinated Notes due 2009 on February 14, 2002, $7.0 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the notes. In connection with our issuance of $150 million of 8.875% Senior Subordinated Notes due 2011 on January 23, 2003, $7.9 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the notes. In connection with our increase in the Credit Agreement of $140 million on January 23, 2003, $3.5 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the Credit Agreement. Additionally, in connection with our Credit Agreement amendment on February 17, 2004, $260,000 of issuance costs have been deferred and were amortized as part of interest expense over the life of the amendment. This amendment provided for an increase in the leverage ratio from 6.25 to 6.50 for the fiscal quarters ended December 29, 2003 and March 29, 2004.

(9) Restructuring Activities

During the fiscal year ended March 29, 2004, the Company initiated a plan to relocate the Star and Mira! publications to New York City. The Company’s relocation plan involved the termination of 94 employees. This activity resulted in a charge of $2,600,000 for termination benefits and $139,000 for costs associated with the relocation of existing employees. Through March 29, 2004, the Company has paid termination benefits totaling $2,228,000 and paid $139,000 of costs associated with relocation of existing employees. The Company has an accrual at March 29, 2004 of $372,000 for the remaining termination benefits associated with this action. These severance benefits will be paid out through October 2004. The Company has completed this restructuring plan.

The following summarizes the activity in the Company’s reserve related to this activity for the fiscal year ended March 29, 2004 (in thousands):

	Restructuring Expense	Cash Payments	Balances March 29, 2004
Accrued liabilities:
Severance	$2,600	$(2,228)	$372
Relocation	139	(139)	—

	$2,739	$(2,367)	$372

In connection with the relocation of Star magazine, the Company entered into an agreement to lease an additional 33,000 square feet in its One Park Avenue building in New York City. The lease term for this additional space is from November 2003 to March 2010. The annual base rent for this additional space is approximately $940,000.

(10) Recapitalization of Equity

On April 17, 2003, the Company completed a series of transactions whereby principals and affiliates of Evercore Partners LLP (“Evercore”) and Thomas H. Lee Company (“T.H. Lee”), David J. Pecker (the Chief Executive Officer of the Company), other members of Company management and certain other investors contributed approximately $434.6 million in cash and existing ownership interests, valued at approximately $73.3 million, of EMP Group LLC, our ultimate parent, to a merger entity which was then merged with and into EMP Group LLC in exchange for newly issued ownership interests of EMP Group LLC.

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

In addition, in connection with the merger, David J. Pecker and American Media, Inc. entered into a new employment agreement, which governs the terms of David J. Pecker’s employment as Chief Executive Officer of American Media, Inc. for a term of five years. Also, American Media, Inc., THL Managers V, L.L.C., an affiliate of T.H. Lee, and Evercore Advisors L.P., an affiliate of Evercore, have entered into a Management Agreement pursuant to which THL Managers V, L.L.C. and Evercore Advisors L.P. will provide certain management and advisory services to American Media, Inc. for an annual fee of $1.0 million each. The fee of this Management Agreement is amortized to expense by the Company over the annual period. Additionally, $2.3 million of management bonuses were granted as part of the recapitalization. These bonuses were charged to expense by the Company during the fiscal year ended March 29, 2004, and were fully funded by the proceeds from the recapitalization. Additionally, the intercompany payable to American Media, Inc. was eliminated as a result of the recapitalization.

(11) Frontline Marketing

On November 27, 2000, we sold Frontline Marketing, Inc. (“FMI”) to the minority shareholder for a $2.5 million note receivable (the “FMI Note”). The FMI Note initially had a short-term component of $500,000, which amount has been paid in full, and a long term component of $2,000,000 which is payable to us based on defined cash flow of FMI. The FMI Note bears interest at 9%. Due to the uncertainty of FMI’s ability to generate defined cash flow for the repayment of the FMI Note, the Company initially reserved $1.6 million of the FMI Note. No gain or loss was initially recognized on this transaction. As of March 29, 2004, the FMI Note’s balance was $1.4 million due to payments received from FMI. During the fiscal years ended March 25, 2002 and March 31, 2003, the Company reversed $0.5 million and $0.6 million, respectively, of the original $1.6 million reserve based on management’s belief that FMI will generate the cash flow to make future payments on this amount. The reversal of this reserve is a reduction in selling, general and administrative expenses for the fiscal years ended March 25, 2002 and March 31, 2003.

(12) Non-Cash Compensation Charge

The Company’s common stock is owned by Media and all of Media’s common stock is owned by EMP Group LLC. The ownership interests in EMP Group LLC are represented by units of various classes. The units of EMP Group LLC are exchangeable for the common stock of Media under certain circumstances and with restrictions. Certain members of management purchased non-voting units in EMP Group LLC at an amount below appraised fair market value. Additionally, certain members of management were granted another non-voting class of units in EMP Group LLC, which vest over a five-year period, at below appraised fair market value. Included in selling, general and administrative expense in the accompanying consolidated statements of income (loss) for each of the fiscal years ended 2002, 2003 and 2004 is a non-cash compensation charge of $91,000, $91,000 and $66,000, respectively, which represents the vested portion of the appraised fair value of these units over the amount paid. As of March 29, 2004, these units were fully vested and the remaining portion of the appraised value of these units over the amount paid was charged to expense during fiscal 2004. Since these expenses result from a transaction in the ownership interests of EMP Group LLC, such amounts have been treated as a contribution to capital.

(13) Anthrax Incident

The Company’s Boca Raton headquarters, which housed substantially all of the Company’s operations (including its photo, clipping and research libraries), executive offices and certain administrative functions, was closed on October 7, 2001 by the Palm Beach County Department of Health when traces of anthrax were found on a computer keyboard following the death of a photo editor of the Sun from inhalation anthrax. The Company entered into a two-year lease for a 53,000 square foot facility two blocks from its current Boca Raton headquarters which was due to expire in February 2004. During February 2004, we extended this lease until 2007. In February 2002, the Palm Beach County of Health quarantined the building for an additional 18 months. During fiscal 2002, the Company changed the estimated useful lives of the building’s contents to zero and prospectively changed the depreciation. This change in estimate resulted in an additional $8.5 million of depreciation expense in fiscal 2002.

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

On April 17, 2003, the Company sold its anthrax-contaminated headquarters in Boca Raton, Florida to 5401 Broken Sound LLC. 5401 Broken Sound LLC paid $40,000 as consideration for the transfer of ownership. During fiscal year ended March 29, 2004, compensation expense totaling $200,000 was paid in connection with the sale of this facility and was recorded as loss on insurance settlement in the consolidated statement of income.

(14) Benefit Plans

Substantially all of the Company’s full-time employees are eligible to participate in a defined contribution retirement plan. The expense recognized for this plan was approximately $230,000, $396,000 and $540,000 in fiscal years 2002, 2003 and 2004, respectively.

(15) Investment in Unconsolidated Subsidiary

In June 2001, the Company formed a joint venture (“The Joint Venture”) with Fashion Wire Daily, Inc. (“FWD”) to publish and distribute a fashion magazine titled “Style 24/7” for a four issue test period. As of March 29, 2004, all issues have been completed and The Joint Venture has been terminated. The Company has no remaining debts or obligations for The Joint Venture as of March 29, 2004. The Company and FWD each had a 50 percent ownership interest in The Joint Venture. Pursuant to the terms of the joint venture agreement, the Company and FWD each contributed $669,000 to The Joint Venture. The Company accounted for its investment under the equity method of accounting since it had no controlling influence over The Joint Venture. The Joint Venture had a net loss of $1,104,000, $16,000 and $0 for the fiscal years ended 2002, 2003 and 2004, respectively, of which 50 percent is included in our consolidated statements of income (loss).

(16) Commitments and Contingencies

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

Printing Agreement

During fiscal 2003, we successfully renegotiated a new 13-year printing agreement expiring in fiscal 2016 with an unrelated printer to print National Enquirer, Star, Globe, National Examiner, Weekly World News, Sun, Mira, Country Weekly and Street Performance Compact. We have also assumed the Weider printing agreement expiring in fiscal 2006 with an unrelated printer to print Shape, Muscle and Fitness, Muscle and Fitness Hers, Men’s Fitness, Fit Pregnancy, and Natural Health. Based on current pricing and production levels, these contracts, which require pricing adjustments based on changes in the Consumer Price Index, are estimated to cost approximately $494.4 million over their remaining life as follows:

Fiscal Year
2005	$64,821
2006	61,684
2007	48,053
2008	35,378
2009	35,907
Thereafter	248,576

$494,419

Operating Leases

Minimum annual commitments under non-cancelable operating leases at March 29, 2004 are as follows:

Fiscal Year
2005	$6,304
2006	4,737
2007	3,870
2008	1,630
2009	1,144
Thereafter	1,142

$18,827

Rent expenses under real property and equipment leases were $2.2 million, $3.7 million and $5.2 million for fiscal 2002, 2003 and 2004, respectively.

(17) Valuations and Qualifying Account

The table below summarizes the activity in the valuation account, allowance for possible uncollectible accounts receivable for the periods indicated:

	Balance, Beginning of Period	Charges to Expense	Purchase Accounting Additions, (Utilization), Net	Deductions, Write-Offs, Net	Balance, End of Period
Trade Accounts Receivable Valuation Account:
For the fiscal year ended March 25, 2002	$366	$261	$(65)	$(149)	$413
For the fiscal year ended March 31, 2003	$413	$772	$3,302	$(587)	$3,900
For the fiscal year ended March 29, 2004	$3,900	$123	$(2,941)	$(202)	$880

(18) Selected Quarterly Financial Data (Unaudited)

Quarterly financial data for fiscal 2004 and 2003 is as follows (table in thousands):

	Q1 2004	Q2 2004	Q3 2004	Q4 2004	Total
Operating revenues	$124,974	$126,873	$118,332	$145,493	$515,672
Operating income	28,890	27,058	21,305	36,348	113,601
Net income	5,382	5,938	692	11,551	23,563

	Q1 2003	Q2 2003	Q3 2003	Q4 2003(1)	Total
Operating revenues	$88,823	$92,092	$90,670	$128,148	$399,733
Operating income	24,964	25,407	26,034	40,251	116,656
Net income	8,052	7,986	6,915	12,463	35,416

(1)	Q4 2003 includes operations of Weider for eight weeks and a $7.6 million gain on insurance settlement.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Evaluation of Disclosure Controls and Procedures

As of March 29, 2004, the Company performed an evaluation, under the supervision and participation of management, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls are effective in providing them with material information relating to the Company as required to be disclosed in the Company’s periodic filings with the Commission.

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

PART III

Item 10. Directors and Executive Officers

The following table sets forth the directors and executive officers of Holdings and the Company after the Recapitalization as of June 28, 2004. All officers serve at the pleasure of the applicable Board of Directors.

Name	Age	Position(s)
David J. Pecker	52	Chairman, Chief Executive Officer, Chief Operating Officer, President and Director of Holdings and the Company
Austin M. Beutner	44	Director of Holdings and the Company
Neeraj Mital	37	Director of Holdings and the Company
Lucille Salhany	57	Director of Holdings and the Company
Anthony J. DiNovi	41	Director of Holdings and the Company
Soren L. Oberg	33	Director of Holdings and the Company
Michael Garin	57	Director of Holdings and the Company
John A. Miley	48	Executive Vice President and Chief Financial Officer of
		Holdings and the Company
Michael B. Kahane	43	Senior VP and General Counsel
Michael J. Porche	47	Chief Executive Officer and President of DSI

David J. Pecker became Chairman, Chief Executive Officer, Chief Operating Officer, President and a Director of Holdings and the Company upon consummation of the 1999 Acquisition on May 7, 1999. Prior to that, Mr. Pecker had been the Chief Executive Officer since 1992, and President since 1991, of Hachette. Prior to 1991, he was Executive Vice President/Publishing and Chief Operating and Chief Financial Officer of Hachette. Mr. Pecker has 25 years of publishing industry experience having worked as the Director of Financial Reporting at CBS, Inc. Magazine Group and as the Vice President and Controller of Diamandis Communications Inc. Mr. Pecker currently serves as a director of the Magazine Publishers’ Association of America, and as a director of the Madison Square Boys and Girls Club of New York. Mr. Pecker received an honorary doctorate degree in Commercial Science from Pace University in 1998, and is a director of the Federal Drug Enforcement Foundation.

Austin M. Beutner is co-founder and President of Evercore, Chairman of Evercore Capital Partners, and Chairman and CEO of Evercore Ventures. From 1994 to 1996, Mr. Beutner was Chief Executive Officer and President of the U.S. Russia Investment Fund, and in January 1997, Mr. Beutner was named Vice Chairman of its Board of Directors. Before his affiliation with the U.S. Russia Investment Fund, he was a General Partner of The Blackstone Group. Mr. Beutner is currently a director of Business.com, Continental Energy Services, Inc., eCompanies L.L.C., Telenet Holdings N.V. and Vertis, Inc. He also serves as a Trustee of the California Institute of the Arts and is a member of the Council on Foreign Relations.

Neeraj Mital is a Senior Managing Director of Evercore. Prior to joining Evercore, Mr. Mital was at The Blackstone Group from 1992 to 1998, most recently as a Managing Director. Prior to joining The Blackstone Group, he was at Salomon Brothers Inc.

Lucille Salhany is currently President and Chief Executive Officer of her own consulting company, JHMedia. Additionally, Ms. Salhany is currently a partner in a film distribution company, Echo Bridge Entertainment. Ms. Salhany has consulted for such clients as Macy’s, NASA and Chris Craft Industries. From 1999 to March 2002 Ms. Salhany held the position of President and Chief Executive Officer of LifeFX Networks, Inc. In 2002, LifeFX Networks filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In 1995, Ms. Salhany launched UPN (United Paramount Network). Prior to UPN, Ms. Salhany was Chairman of Twentieth Television and Fox Broadcasting from January 1993 to July 1994. Ms. Salhany is a Director of the Hewlett-Packard Company and is a trustee of Emerson College and Hillside School.

Anthony J. DiNovi is a Managing Director of Thomas H. Lee Partners, L.P., a Boston- based private equity firm with $12 billion of assets under management. Prior to joining T.H. Lee in 1988, Mr. DiNovi was in the corporate finance departments of Goldman, Sachs & Co. and Wertheim Schroder & Co., Inc. Mr. DiNovi currently serves as a director of Endurance Specialty Holdings, Inc.; Eye Care Centers of America, Inc.; FairPoint Communications, Inc.; Fisher Scientific International, Inc.; National Waterworks, Inc.; US LEC Corporation; Vertis, Inc., Michael Foods, Inc. and various private corporations. Mr. DiNovi holds an A.B. in Social Studies from Harvard College and an M.B.A. from Harvard Graduate School of Business Administration.

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

Michael Garin is the Chief Executive Officer of Central European Media Enterprises, which operates the leading group of TV networks and stations across Central and Eastern Europe. Mr. Garin is a director and member of the Audit Committees of American Media, Inc. and Cablecom (Switzerland), and AMC Theatres where he is also a member of the Compensation Committee; and is a Deputy Director of Canal+ Nordic (Scandinavia). From 1999 to 2001, Mr. Garin was President and Chief Operating Officer of Digital Convergence Corporation, an Internet technology company. In March 2002, Digital Convergence filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Previously, Mr. Garin spent 11 years as the Global Head of Media, Telecommunications and Information Services Investment Banking at ING Barings, LLC. Mr. Garin co-founded Lorimar Telepictures Corporation in 1978 and served as a Director until 1988. Mr. Garin also worked in numerous roles for Time Inc.

John A. Miley joined the Company in October 1999 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Miley held the position of Vice President-Controller at Hachette. Mr. Miley has over 25 years of publishing industry experience.

Michael Kahane is Executive Vice President, Corporate Secretary and General Counsel to the Company. Prior to joining the Company, Mr. Kahane was Executive Vice President and General Counsel to Globe Communications Corp. and, prior to that, Mr. Kahane was a partner in the Chicago law firm of Deutsch, Levy & Engel, Chtd., where Mr. Kahane specialized in representing print and broadcast media clients.

Michael J. Porche is the Chief Executive Officer and President of DSI. Prior to joining the Company, Mr. Porche worked for Globe Communications Corp. for six years in various positions including District and Regional Manager. American Media Operations, Inc. acquired Globe Communications Corp. on November 1, 1999.

Item 11. Executive Compensation

The following table sets forth the compensation paid by us to our chief executive officer and our three most highly compensated executive officers at March 29, 2004 for services rendered during the fiscal years 2004, 2003 and 2002.

Summary Compensation Table

		Annual Compensation				Long-Term Options
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)	Shares Underlying Options	All Other Compensation ($)
David J. Pecker Chairman, President & Chief Executive Officer	2004 2003 2002	1,500,000 1,347,115 1,407,692	1,600,000 0 0	(1)	0 0 0	0 0 0	51,832 53,619 138,392	(3) (3) (3)

John A. Miley Executive VP & Chief Financial Officer	2004 2003 2002	250,000 250,000 250,000	130,000 200,000 250,000	(1) (2) (2)	0 0 0	0 0 0	0 0 5,278	(3)

Michael B. Kahane Senior VP & General Counsel	2004 2003 2002	431,539 300,000 295,692	375,000 75,000 269,635	(1) (2) (2)	0 0 0	0 0 0	0 0 0

Michael J. Porche Chief Executive Officer & President of DSI	2004 2003 2002	251,923 225,000 225,000	135,000 75,000 75,000	(1) (2) (2)	0 0 0	0 0 0	0 0 0

(1)	Amounts of $1,600,000, $130,000, $175,000 and $25,000 paid to Messrs. Pecker, Miley, Kahane and Porche, respectively, relates to bonuses granted as part of the recapitalization of the Company on April 17, 2003. The remaining bonus amount of $110,000 paid to Mr. Porche relates to an annual bonus. The remaining bonus amount of $200,000 paid to Mr. Kahane relates to a one-time transaction bonus.
(2)	Comprised of annual bonus for Messrs. Miley, Kahane and Porche.
(3)	Amounts related to Messrs. Pecker and Miley relate to taxable employment benefits, including reimbursements for travel and other expenses.

All of our common stock is owned by Media and all of Media’s common stock is owned by EMP Group LLC (the “LLC”). Equity interests in the LLC are owned by Evercore, Thomas H. Lee and certain investors, including Mr. Pecker and certain members of management. For a discussion of the distributions Mr. Pecker and the other Executive Officers listed above may receive as the owners of certain units in the LLC as compensation for their employment, see “Item 13. Certain Relationships and Related Transactions”.

Our executive officers are elected by our Board of Directors and serve at the discretion of our Board of Directors or pursuant to an employment agreement. In February 2003, Media entered into an amended and restated employment agreement with Mr. Pecker that has a five-year term expiring April 17, 2008 and, after the initial term, will be automatically extended each year for successive one-year periods, unless either party provides 60 days’ prior written notice before the next extension date. In April 2003, we paid Mr. Pecker a one-time bonus in the amount of $1,600,000 pursuant to the employment agreement. During his term of employment, Mr. Pecker is entitled to (i) a base salary equal to $1,500,000, (ii) annual bonus opportunity of $250,000 (the “Discretionary Bonus”) and (iii) certain other customary employee benefits. Under Mr. Pecker’s previous employment agreement, the LLC paid approximately $4.2 million to Mr. Pecker as make-whole payments related to compensation forfeited from his previous employer, portions of which were paid in fiscal 1999 and 2001. Upon termination of employment by Media without cause or by Mr. Pecker for good reason, Mr. Pecker is entitled to the following subject to certain restrictions: (a) continued payment of base salary and continued health, life insurance and disability benefits until the latter of (i) twelve months following such termination, or (ii) April 17, 2008; (b) immediate vesting of plan benefits; (c) outplacement services for 12 months following such termination; (d) the Discretionary Bonus for the year in which termination occurs (determined by the Company based on the achievement of relevant performance criteria), and (e) a golden parachute excise tax gross-up payment, if applicable, in connection with a “change in control” (as defined in the employment agreement); and (f) such employee benefits as to which Mr. Pecker may be entitled under the employee benefit plans and arrangements of Media.

Media is party to an employment agreement with Mr. Miley, which calls for (i) base salary of $250,000, (ii) annual bonus opportunity of $250,000 and (iii) certain other customary employee benefits. Media is party to an employment agreement with Mr. Kahane, which calls for (i) base salary of $500,000, (ii) annual bonus opportunity of $500,000 and (iii) certain other customary employee benefits. The term of Mr. Kahane’s contract expires on July 31, 2006. Media is party to an employment agreement with Mr. Porche, which calls for (i) base salary of $325,000, (ii) annual bonus opportunity of $175,000 and (iii) certain other customary employee benefits. The term of Mr. Porche’s contract expires on December 21, 2008.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

All of our common stock is owned by Media and all of Media’s common stock is owned by the LLC. Equity interests in the LLC are owned by Evercore, T.H. Lee and certain investors, including Mr. Pecker, as well as certain members of management. Pursuant to the LLC Agreement (as defined herein), the board of managers of EMP Group LLC consists of three designees of Evercore, three designees of T.H. Lee, one of whom is subject to Evercore’s prior approval, and the Chief Executive Officer of American Media, Inc., who is subject to the approval of Evercore and T.H. Lee. While Evercore and T.H. Lee jointly control EMP Group LLC, the limited liability company agreement requires that certain significant actions of EMP Group LLC be approved by David J. Pecker and a majority of the other investors of EMP Group LLC. See “Item 13. Certain Relationships and Related Transactions”.

The following table presents, as of June 28, 2004, information relating to the beneficial ownership of the LLC (the parent of the Company and Media), held by each director of the Company, by each executive officer of the Company named in the Summary Compensation Table above and by all of the executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Title of Class	Number of Units	Percent of Class
Evercore Partners II LLC(1),(2)	Class A	119,930	23.6%
65 East 55th Street
New York, New York 10022
Austin M. Beutner(1),(2)

Thomas H. Lee Equity Fund V. L.P.(2),(3)	Class A	301,946	59.5%
75 State Street
Boston, MA 02109
Anthony DiNovi(2),(3)
Soren Oberg(2),(3)

David J. Pecker	Class A	25,081	4.9%
	Class B	58,039	80.0%
John A. Miley	Class A	949.2%
	Class B	900	1.2%
Michael B. Kahane	Class A	286.1%
	Class B	675.9%
Michael J. Porche	Class A	151	—
	Class B	330.5%
All executive officers and directors as a group (10 persons)	Class A	448,343	88.3%
	Class B	59,944	82.6%

(1)	Class A Units shown as beneficially owned by Evercore Partners II LLC are held by Evercore Capital Partners II and Evercore Co-Investment Partnership II L.P. Evercore Partners II LLC is the general partner of Evercore Capital Partners II L.P., and the managing member of Evercore Co-Investment G.P. II LLC (which in turn is the general partner of Evercore Co-Investment Partnership II L.P.). The managing members of Evercore Partners II LLC include Mr. Beutner, who also is a director of Media and the Company. Mr. Beutner may be deemed to share beneficial ownership of the Class A Units shown as beneficially owned by Evercore Partners II LLC. Mr. Beutner disclaims beneficial ownership of such units.

(2)	The LLC Agreement provides that the LLC will be managed by a Board of Managers, a majority of which will be appointed by Evercore and T.H. Lee. All action by such Board of Managers is made by a vote of the majority of each of the following: (i) the Board of Managers, (ii) the managers appointed by Evercore, and (iii) the managers appointed by T.H. Lee. In addition, Evercore and T.H. Lee have the right to appoint a majority of the Board of Directors of Media.
(3)	Class A Units shown as beneficially owned by Thomas H. Lee Equity Fund V, L.P. are held by Thomas H. Lee Equity Fund V., L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Cayman Fund V, L.P., State Street Bank and Trust Company as Trustee under the 1997 Thomas H. Lee Nominee Trust, Thomas H. Lee Investors Limited Partnership, Putnam Investments Employees’ Securities Co. I LLC, Putnam Investments Employees’ Securities Co. II LLC, and Putnam Investments Holdings, LLC. Mr. DiNovi is a managing director of Thomas H. Lee Advisors, LLC, the general partner of Thomas H. Lee Partners, L.P. Mr. Oberg is a Vice President of Thomas H. Lee Partners, L.P. Each of Messrs. DiNovi and Oberg disclaims beneficial ownership of any of the Class A Units referred to above, except to the extent of their pecuniary interest therein.

Unless otherwise indicated, beneficial owners listed above may be contacted at the Company’s corporate address at 1000 American Media Way, Boca Raton, FL 33464. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no beneficial interest.

Item 13. Certain Relationships and Related Transactions

As part of the Recapitalization, Evercore, T.H. Lee and the other investors and Media, entered into an amended and restated LLC Agreement (the “LLC Agreement”). Interests in the LLC are represented by units of two classes. Evercore, T.H. Lee and the other investors, including Mr. Pecker and certain other members of management, own Class A Units. Class A Units are the only units with voting power. The other class of units, Class B Units, is owned by Mr. Pecker and other members of management. Holders of Class B Units are eligible to share in the profits of the LLC, pro rata, only after all the holders of the Class A Units have received the return of their aggregate investment in such classes of units.

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

Under the LLC Agreement, the board of managers of the LLC consists of (i) three designees of Evercore, (ii) three designees of T.H. Lee, one of whom is subject to Evercore’s prior approval, and (iii) the Chief Executive Officer of the Company, who is subject to the approval of Evercore and T.H. Lee. While Evercore and T.H. Lee jointly control the LLC, the LLC Agreement requires that certain significant actions of the LLC be approved by Mr. Pecker and a majority of the other co-investors.

In addition, in connection with the Recapitalization, Mr. Pecker and the Company entered into a new employment agreement, which governs the terms of Mr. Pecker’s employment as Chief Executive Officer of the Company for a term of five years. Also, the LLC, the Company, THL Managers V, an affiliate of Evercore, and Evercore Advisors L.P., an affiliate of Evercore, have entered into a Management Agreement pursuant to which THL Managers V, LLC and Evercore Advisors L.P. will provide certain management and advisory services to the Company. Each will receive $1.0 million annually for these certain management services.

On January 23, 2003, the Company and LLC (the “Buyers”) acquired Weider Publications LLC (the “Acquisition”), a newly formed company to which the magazine business of Weider Publications, Inc. and Weider Interactive Networks, Inc. were contributed from Weider Health and Fitness, Weider Health and Fitness LLC and Weider Interactive Networks, Inc. (the “Sellers”). The aggregate purchase price was $357,300,000, which includes a post-closing working capital adjustment of $7.3 million.

Weider Health and Fitness contributed its publications and related assets into a newly formed limited liability company, Weider Publications LLC, which contained all assets relating to the acquired business, including the capital stock of foreign subsidiaries. This was accomplished pursuant to an asset contribution agreement, which provided that subsidiaries of Weider Health and Fitness retain liability for pre-closing taxes, specified employee benefit matters and debt for borrowed money related to the acquired business. At the closing, the sellers’ retained limited liability company units of Weider Publications LLC were exchanged for limited liability company units of the LLC, Media’s parent entity.

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

In general, the representations and warranties in the purchase agreement survive closing and expire 18 months after the closing date. The representations and warranties relating to organization and authority, capitalization, tax matters, employee benefits and brokers’ fees will survive until the expiration of the applicable statute of limitations.

Weider Health and Fitness, Joe Weider, Ben Weider and Eric Weider agreed in the purchase agreement not to invest, own, manage, finance, control or otherwise have a material direct or indirect interest in any business involved in publishing of healthy living or fitness-related publications in any and all media, without the Buyers’ express written approval, subject to specified limitations. The non-competition agreement will remain in effect for 7 years with respect to Joe Weider and for 5 years with respect to Ben Weider, Eric Weider and Weider Health and Fitness.

As part of the Acquisition, Weider Publications LLC entered into an advertising agreement with Weider Health and Fitness and Weider Nutrition International, Inc. that provides these entities with certain limited access to advertising in the acquired publications at agreed upon rates for the six years following closing.

In connection with the Acquisition, the Buyers entered into an athlete endorsement agreement with the Sellers pursuant to which the Sellers will provide the Buyers with continued access to a group of approximately 24 athletes (excluding Joe Weider), or substantially the same number of athletes of substantially the same quality as those listed in the agreement, for promotional purposes in connection with the acquired business for a period of 24 months from the acquisition date. The Buyers will pay the Sellers $600,000 per year in exchange for this arrangement.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended March 31, 2003 and March 29, 2004 by the Company’s principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”):

	2003	2004
Audit Fees (1)	$798,000	$350,000
Audit Related Fees (2)	33,000	—
Tax Fees (3)	140,000	100,000
All Other Fees (4)	87,000	—

Total Fees	$1,058,000	$450,000

(1)	Fiscal 2003 includes fees related to the audit of an acquired company’s financial statements. Additionally, included in fiscal 2003 are fees related to our registration statement and offering memorandum for a debt issuance.
(2)	Includes fees related to the audit of our employee benefit plan.
(3)	Includes tax compliance, planning and advice services.
(4)	Includes fees related to services performed in connection with the assessment of the performance for certain of our third party service providers.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed with, or incorporated by reference in, and as part of, this Annual Report on Form 10-K.

1. Financial Statements

For a complete list of the Financial Statements filed with this Annual Report on Form 10-K, see the Index to Consolidated Financial Statements.

Exhibit Number		Description of Exhibit

*2.1	—	Agreement and Plan of Merger dated as of February 16, 1999, by and between EMP Acquisition Corp., a Delaware corporation, and American Media, Inc., a Delaware corporation.

*2.2	—	Certificate of Merger of EMP Acquisition Corp. with and into American Media, Inc. (Under Section 251 of the General Corporation Law of the State of Delaware).

**2.3	—	Stock and Asset Purchase Agreement, dated as of November 1, 1999, among Mike Rosenbloom, Globe International Publishing, Inc., Globe International, Inc., EMP Group LLC and American Media Operations, Inc.

*****2.4	—	Purchase and Contribution Agreement dated as of November 26, 2002 by and among Weider Health and Fitness, Weider Interactive Networks, Inc., Weider Health and Fitness, LLC, Weider Publications, LLC, EMP Group LLC and American Media Operations, Inc.

******2.5	—	Agreement and Plan of Merger, dated February 24, 2003, by and among EMP Group LLC and EMP Merger Corporation.

******2.6	—	Amendment No. 1 to the Agreement and Plan of Merger, dated April 14, 2003, by and between EMP Group LLC and EMP Merger Corporation.

******2.7	—	Contribution Agreement, dated as of February 24, 2003, by and among EMP Merger Corporation and the persons set forth on the signature pages thereto.

******2.8	—	Amendment No. 1 to the Contribution agreement, dated April 14, 2003, by and among EMP Merger Corporation and the persons set forth on the signature pages thereto.

3.1	—	Certificate of Incorporation of Enquirer/Star, Inc. and amendments thereto (incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-46676, Part II, Item 16, Exhibit 3.5, as filed on March 25, 1992).(1)

3.2	—	Amended By-Laws of Enquirer/Star, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-46676, Part II, Item 16, Exhibit 3.6, as filed on March 25, 1992).(1)

3.3	—	Amendment of Certificate of Incorporation of the Company dated November 7, 1994 changing its name to American Media Operations, Inc. from Enquirer/Star, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 27, 1995, filed as Exhibit 3.3, File No. 1-11112).

*4.1	—	Indenture dated as of May 7, 1999, among American Media Operations, Inc., National Enquirer, Inc., Star Editorial, Inc., SOM Publishing, Inc., Weekly World News, Inc., Country Weekly, Inc., Distribution Services, Inc., Fairview Printing, Inc., NDSI, Inc., Biocide, Inc., American Media Marketing, Inc., and Marketing Services, Inc., and The Chase Manhattan Bank, a New York banking corporation, as trustee.

*4.2	—	Indemnity, Subrogation and Contribution Agreement dated as of May 7, 1999, among American Media Operations, Inc., each subsidiary of American Media, Inc. listed on Schedule I thereto and The Chase Manhattan Bank, as collateral agent for the Secured Parties (as defined in the Security Agreement).

*4.3	—	Pledge Agreement dated as of May 7, 1999, among American Media Operations, Inc., American Media, Inc., each subsidiary of Holdings listed on Schedule I thereto and The Chase Manhattan Bank, as collateral agent for the Secured Parties

*4.4	—	Security Agreement dated as of May 7, 1999, among American Media Operations, Inc., American Media, Inc., each subsidiary of Holdings listed on Schedule I thereto and The Chase Manhattan Bank, as collateral agent for the Secured Parties (as defined herein).

**4.5	—	Credit Agreement dated as of May 7, 1999, as Amended and Restated as of November 1, 1999, among American Media, Inc., American Media Operations, Inc., the Lenders party hereto and The Chase Manhattan Bank, as Administrative Agent.

****4.6	—	Amendment, dated as of February 11, 2002 to the Credit Agreement, dated as of May 7, 1999, among American Media, Inc., American Media Operations, Inc., the Lenders party thereto, and JP Morgan Chase Bank (formerly known a The Chase Manhattan Bank), as Administrative Agent.

****4.7	—	Indenture, dated as of February 14, 2002, among American Media Operations, Inc., AM Auto World Weekly, Inc., American Media Consumer Entertainment, Inc., American Media Consumer Magazine Group, Inc., American Media Distribution & Marketing Group, Inc., American Media Property Group, Inc., American Media Mini Mags, Inc., American Media Newspaper Group, Inc., Country Music Media Group, Inc., Distribution Services, Inc., Globe Communications Corp., Globe Editorial, Inc., Mira! Editorial, Inc., National Enquirer, Inc., National Examiner, Inc., NDSI, Inc., Star Editorial, Inc., and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee.

*****4.8	—	Indenture dated as of January 23, 2003 by and among American Media Operations, Inc., the guarantors party thereto and JP Morgan Trust Company, National Association.

*****4.9	—	Amendment and Restatement Agreement, dated as of January 23, 2003, among American Media Operations, Inc., American Media, Inc., the lenders party thereto, and JP Morgan Chase Bank, as Administrative Agent, under the Credit Agreement, dated as of May 7, 1999, as amended and restated as of May 21, 2002, among the parties thereto.

*******4.10	—	Reaffirmation and Amendment Agreement, as of January 23, 2003, among American Media Operations, Inc., American Media, Inc., the Subsidiary Loan Parties and JP Morgan Chase Bank, as Administrative Agent and Collateral Agent under the Restated Credit Agreement.

*******4.11	—	Amendment No. 1 dated as of March 5, 2003 to the Amended and Restated Credit Agreement dated as of January 23, 2003, among American Media, Inc., American Media Operations, Inc., the lenders party thereto and JP Morgan Chase Bank, as Administrative Agent.

4.12	—	Amendment No. 2 dated as of February 17, 2004, to the Amended and Restated Credit Agreement dated as of January 23, 2003, among American Media Operations, Inc., American Media Inc., the Lenders party thereto, and JP Morgan Chase Bank, as Administrative Agent.

4.13	—	Amendment No. 3 dated as of June 25, 2004, to the Amended and Restated Credit Agreement dated as of January 23, 2003, among American Media Operations, Inc., American Media Inc., the Lenders party thereto, and JP Morgan Chase Bank, as Administrative Agent.

10.1	—	Tax Sharing Agreement dated as of March 31, 1992, among Enquirer/Star Group, Inc. and its subsidiaries (incorporated by reference from our Annual Report on Form 10-K for the year ended March 30, 1992, filed as Exhibit 10.15, File No. 1-10784).(1)

*******10.2	—	Management Agreement dated as of April 17, 2003, by and American Media, Inc., T.H. Lee Managers V, LLC and Evercore Advisors L.P.

*******10.3	—	Amended and Restated Employment Agreement of David J. Pecker dated February 24, 2003.

***10.4	—	Side Letter regarding David J. Pecker Employment Agreement dated as of April 13, 1999.

**10.5	—	Mike Rosenbloom Employment Agreement, dated as of November 1, 1999.

12	—	Computation of Ratio of Earnings to Fixed Charges.

21	—	Subsidiaries of American Media Operations, Inc.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Enquirer/Star, Inc. is now named American Media Operations, Inc.; Enquirer/Star Group, Inc. is now named American Media, Inc.
* Incorporated	by reference to our Registration Statement on Form S-4, filed June 28, 1999.
** Incorporated	by reference to our March 27, 2000 Form 10-K for fiscal 2000 filed June 26, 2000.
*** Incorporated	by reference to our March 29, 1999 Form 10-K for fiscal 1999 filed June 28, 1999.
**** Incorporated	by reference to our Registration Statement on Form S-4, filed April 23, 2002.
***** Incorporated	by reference to our Form 8-K filed January 27, 2003.
****** Incorporated	by reference to our Form 8-K filed April 24, 2003.
******* Incorporated	by reference to our March 31, 2003 Form 10-K for fiscal 2003 filed June 6, 2003.

3. Form 8-K

Form 8-K filed April 24, 2003, announcing the completion of the merger and restructuring of EMP Group LLC.

Form 8-K/A filed April 25, 2003, announcing the completion of the merger and restructuring of EMP Group LLC.

Form 8-K filed June 6, 2003, presenting the combined consolidated financial statements of WPI and Subsidiaries and WIN as of December 31, 2002 and 2001 and for the years ended December 31, 2002 and 2001, the seven months ended December 31, 2000, and the year ended May 31, 2000.

Form 8-K filed July 1, 2003, announcing the appointment of Bonnie Fuller as Executive Vice President / Chief Editorial Director of American Media Operations, Inc.

Form 8-K filed August 14, 2003 announcing American Media Operations, Inc.’s financial results for the quarter ended June 30, 2003.

Form 8-K filed January 27, 2003, announcing the completion of the acquisition of Weider Publications, LLC and its subsidiaries.

Form 8-K filed February 19, 2004, announcing American Media Operations, Inc.’s financial results for the quarter ended December 29, 2003.

Form 8-K filed February 27, 2003, announcing the merger and restructuring of EMP Group LLC.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders in fiscal year 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it’s behalf by the undersigned, thereto duly authorized on June 28, 2004.

AMERICAN MEDIA OPERATIONS, INC.

By:	/s/ DAVID J. PECKER
David J. Pecker
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated on June 28, 2004.

Signature	Title

/s/ DAVID J. PECKER David J. Pecker	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOHN A. MILEY John A. Miley	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ AUSTIN M. BEUTNER Austin M. Beutner	Director

/s/ NEERAJ MITAL Neeraj Mital	Director

/s/ LUCILLE SALHANY Lucille Salhany	Director

/s/ ANTHONY J. DINOVI Anthony J. DiNovi	Director

/s/ SOREN L. OBERG Soren L. Oberg	Director

/s/ MICHAEL GARIN Michael Garin	Director

Exhibit Index

Exhibit No.	Description

4.12	Amendment No. 2 dated as of February 17, 2004, to the Amended and Restated Credit Agreement dated as of January 23, 2003, among American Media Operations, Inc., American Media Inc., the Lenders party thereto, and JP Morgan Chase Bank, as Administrative Agent.

4.13	Amendment No. 3 dated as of June 25, 2004, to the Amended and Restated Credit Agreement dated as of January 23, 2003, among American Media Operations, Inc., American Media Inc., the Lenders party thereto, and JP Morgan Chase Bank, as Administrative Agent.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of American Media Operations, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.