Form 10-K/A
period 2004-03-29
AMERICAN MEDIA OPERATIONS INC
filed 2004-08-05
CIK 853927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Amendment No. 1)

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

Documents Incorporated by Reference

None

AMERICAN MEDIA OPERATIONS, INC.

FORM 10-K

For the Year Ended March 29, 2004

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of American Media Operations, Inc. is being filed to amend and supplement Items 10, 11, and 15.

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

Our tabloid publications include the following titles:

•	National Enquirer is a weekly general interest publication with an editorial content devoted to celebrities, investigative reporting, human interest stories and articles covering lifestyle topics such as crime, health and food. National Enquirer is the third highest selling weekly periodical based on U.S., Canadian and U.K. single copy circulation. AMI sells on average 1.2 million single copies of National Enquirer per week in the United States, Canada and the United Kingdom. National Enquirer has a total average weekly circulation of approximately 1.5 million copies, including subscriptions, with a total estimated readership in the United States, Canada and the United Kingdom of 11.7 million.

•	Globe is a weekly tabloid with celebrity features that are edgier than National Enquirer, with a greater emphasis on investigative crime stories. Globe is the eighth highest selling weekly periodical in the United States and Canada based on single copy circulation, selling on average 482,000 copies per week. Globe has a total average weekly circulation of approximately 527,000 copies, including subscriptions, with an estimated readership of 3.7 million.

•	National Examiner’s editorial content consists of celebrity and human-interest stories, differentiating it from the other titles through its upbeat positioning as the “gossip, contests, women’s service and good news” tabloid. National Examiner has an average weekly single copy circulation of 217,000 copies, with a total average weekly circulation of approximately 234,000 copies, including subscriptions. Total readership is estimated at 1.6 million.

•	Weekly World News is a tabloid devoted to the publication of bizarre and strange stories. There is much humorous original content and the paper has created several characters that have become staples of pop culture. Weekly World News has an average weekly single copy circulation of 153,000 copies, with a total average weekly circulation of approximately 167,000 copies, including subscriptions. Total readership is estimated at 1.2 million.

•	Sun’s editorial content is skewed to an older target audience and focuses on religion, health, holistic remedies, predictions and prophecies. Sun also includes entertaining and unusual articles from around the world. Sun has an average weekly single copy circulation of approximately 120,000 copies, including subscriptions, with a total readership estimated at 721,000.

•	Mira! is a Spanish language tabloid that features exclusive news, gossip and goings-on about the hottest stars in the Latino community, along with interviews and in-depth stories spotlighting them at work and at play. It is distributed at checkout counters in mass merchandisers, supermarkets and bodegas in the top 43 Hispanic markets in the United States. The magazine was launched in June 2000 and has a total bi-weekly circulation of approximately 120,000 copies including subscriptions and an estimated total readership of 893,000. It is the largest newsstand Hispanic magazine in the United States.

Our consumer publications include the following titles:

•	Star is a weekly celebrity news-based magazine dedicated to covering the stars of movies, television and music, as well as the lives of the rich and famous from politics, business, royalty and other areas. Star’s editorial content also incorporates fashion, health, fitness and diet features, all with a celebrity spin. Star is the fourth highest selling weekly periodical in the United States and Canada based on single copy circulation, selling on average 943,000 copies per week. Star has a total average weekly circulation of approximately 1.2 million copies, including subscriptions, with a total estimated readership in the United States and Canada of 7.8 million.

•	Muscle & Fitness is the preeminent monthly fitness training magazine, appealing to exercise enthusiasts and athletes of all ages, especially those focused on resistance training, body fat control and sports nutrition. Muscle & Fitness has 65 years of brand equity and has served as a successful brand extension foundation for new titles. Muscle & Fitness has a total average monthly circulation of approximately 459,000 copies, with monthly subscriptions of 261,000, and an estimated total readership of 7.0 million based on an estimated 15 readers per copy.

•	Shape is the leader in circulation and advertising revenues in the attractive women’s active lifestyle category. Shape’s mission is to help women lead a healthier lifestyle by providing information on exercise techniques, nutrition, psychology, beauty and other inspirational topics. Shape has a total average monthly circulation of approximately 1.6 million copies, with monthly subscriptions of 1.2 million, and an estimated total readership of 5.6 million.

•	Men’s Fitness is a leading monthly magazine for men 18-34 years old with active lifestyles. The magazine promotes a multi-training approach towards exercise and offers information and advice in the areas of fitness, career, and relationships. Men’s Fitness has a total average monthly circulation of approximately 619,000 copies, with monthly subscriptions of 517,000, and an estimated total readership of 5.1 million.

•	Muscle & Fitness Hers was launched in 2000 as a female focused magazine from Muscle & Fitness. The magazine targets the underserved market of female fitness enthusiasts and athletes. The editorial style and content emphasizes resistance training and sports nutrition designed to improve physical appearance, strength, health and sports performance. Muscle & Fitness Hers has a total average circulation per issue of approximately 225,000 copies, with subscriptions per issue of 94,000, and an estimated total readership of 1.1 million.

•	Flex, which was spun off from Muscle & Fitness in 1983, is a monthly magazine devoted to professional bodybuilding. The magazine delivers nutrition and performance science information for bodybuilding enthusiasts. As Flex is a premier title in the bodybuilding segment it receives a significant share of advertising devoted to the sports nutritional and vitamin business. Flex has a total average monthly circulation of approximately 146,000 copies, with monthly subscriptions of 54,000, and an estimated total readership of 875,000.

•	Fit Pregnancy was spun off from Shape in 1995. Fit Pregnancy’s editorial focus makes it a premier lifestyle magazine for women during pregnancy and the first couple of years after childbirth. Fit Pregnancy delivers authoritative information on health, fashion, food and fitness. Fit Pregnancy recently increased its editorial emphasis on the two-year postpartum period and as a result has expanded its postnatal products advertising. Fit Pregnancy has a total average circulation per issue of approximately 514,000 copies, with subscriptions per issue of 408,000, and an estimated total readership of 1.8 million.

•	Natural Health is a leading wellness magazine published ten times a year, offering readers practical information to benefit from the latest scientific knowledge and advancements in the field of natural health, including advice to improve well-being and combat illness. Published for more than 30 years, Natural Health is one of the longest continuously published and most widely read paid publications in its field. Natural Health has a total average circulation per issue of approximately 317,000 copies, with subscriptions per issue of 266,000, and an estimated total readership of 1.6 million.

•	Shape en Espanol gives its readers the latest fitness, diet, health, nutrition, family, beauty and fashion information. While 50% of the editorial is derived from the pages of Shape, the majority is original content produced specifically for Latin women between the ages of 18 and 35. This gives Shape en Espanol a unique voice in the Hispanic community and makes it the only active lifestyle Spanish-language publication. Shape en Espanol has a total average circulation per issue of approximately 77,000 copies, with subscriptions per issue of 52,000, and an estimated readership of 308,000.

•	Country Weekly is an entertainment magazine presenting various aspects of country music and related lifestyles, events and personalities, and has the highest bi-weekly circulation of any such magazine in its category. Country Weekly is a bi-weekly publication and has an average single copy circulation of 181,000 copies, with a total average bi-weekly circulation of approximately 434,000 copies, including subscriptions. Total readership is estimated at 3.8 million.

•	Quick! Digests are pocket-sized digest magazines covering such topics as parents’ relationships with their children, diets, health, music, pop culture, horoscopes, astrology and pets. We believe we are the largest such publisher in the field, producing approximately 100 million copies annually with 1.1 million positions of retail.

•	New Media. We have web sites for Star (starmagazine.com), Muscle & Fitness (muscleandfitness.com), Flex (flexonline.com), Men’s Fitness (mensfitness.com), Muscle & Fitness Hers (muscleandfitnesshers.com), Shape (shape.com), Natural Health (naturalhealthmagazine.com), Fit Pregnancy (fitpregnancy.com), National Enquirer (nationalenquirer.com), Country Weekly (countryweekly.com) and Weekly World News (weeklyworldnews.com). Additionally, we maintain an online fitness portal (fitnessonline.com) and also sell a paid subscription based interactive online weight loss & exercise program (iShape.com).

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

Name	Age	Position(s)	Director or Officer Since
David J. Pecker	52	Chairman, Chief Executive Officer, Chief Operating Officer, President and Director of Holdings and the Company	May 1999
Austin M. Beutner	44	Director of Holdings and the Company	May 1999
Neeraj Mital	37	Director of Holdings and the Company	May 1999
Lucille Salhany	57	Director of Holdings and the Company	April 2003
Anthony J. DiNovi	41	Director of Holdings and the Company	April 2003
Soren L. Oberg	33	Director of Holdings and the Company	April 2003
Michael Garin	57	Director of Holdings and the Company	April 2003
John A. Miley	48	Executive Vice President and Chief Financial Officer of Holdings and the Company	October 1999
Michael B. Kahane	43	Senior VP and General Counsel	August 2001
Michael J. Porche	47	Chief Executive Officer and President of DSI	May 1999
Bonnie Fuller	47	Executive VP and Chief Editorial Director	July 2003

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

Bonnie Fuller joined the Company in July 2003 as Executive Vice President and Chief Editorial Director. Prior to joining the Company, Ms. Fuller was the Editor In Chief of US Weekly, Glamour, Marie Claire and YM. Ms. Fuller is a graduate of the University of Toronto.

Audit Committee Financial Expert

Our Board of Directors has determined that Michael Garin, a member of the audit committee of our Board of Directors, is an audit committee financial expert as defined by the SEC for purposes of this Item 10 and that Mr. Garin is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to our Chairman of the Board and Chief Executive Officer (principal executive officer), our Executive Vice President and Chief Financial Officer (principal financial officer) and Vice President-Finance (principal accounting officer). The full text of our code of ethics has been filed with the SEC as Exhibit 14 to this Annual Report on Form 10-K. As of the date hereof, there has not been any amendment or waiver of any provision of the code of ethics since it was adopted.

Item 11. Executive Compensation

The following table sets forth the compensation paid by us to our chief executive officer and our three most highly compensated executive officers at March 29, 2004 for services rendered during the fiscal years 2004, 2003 and 2002.

Summary Compensation Table

		Annual Compensation				Long-Term Options
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)	Shares Underlying Options	All Other Compensation ($)
David J. Pecker Chairman, President & Chief Executive Officer	2004 2003 2002	1,500,000 1,347,115 1,407,692	1,600,000 0 0	(1)	0 0 0	0 0 0	51,832 53,619 138,392	(3) (3) (3)

John A. Miley Executive VP & Chief Financial Officer	2004 2003 2002	250,000 250,000 250,000	320,000 200,000 250,000	(1) (2) (2)	0 0 0	0 0 0	0 0 5,278	(3)

Michael B. Kahane Senior VP & General Counsel	2004 2003 2002	431,539 300,000 295,692	375,000 75,000 269,635	(1) (2) (2)	0 0 0	0 0 0	0 0 0

Michael J. Porche Chief Executive Officer & President of DSI	2004 2003 2002	251,923 225,000 225,000	135,000 75,000 75,000	(1) (2) (2)	0 0 0	0 0 0	0 0 0

Bonnie Fuller Executive VP & Chief Editorial Director	2004	1,096,154	500,000		0	0	4,885	(4)

(1)	Amounts of $1,600,000, $130,000, $175,000 and $25,000 paid to Messrs. Pecker, Miley, Kahane and Porche, respectively, relates to bonuses granted as part of the recapitalization of the Company on April 17, 2003. The remaining bonus amounts of $190,000 and $110,000 paid to Messrs. Miley and Porche relate to annual bonuses. The remaining bonus amount of $200,000 paid to Mr. Kahane relates to a one-time transaction bonus.
(2)	Comprised of annual bonus for Messrs. Miley, Kahane and Porche.
(3)	Amounts related to Messrs. Pecker and Miley relate to taxable employment benefits, including reimbursements for travel and other expenses.
(4)	Amount related to Mrs. Fuller relates to taxable employment benefits, including reimbursement for COBRA premiums.

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
75 State Street
Boston, MA 02109
Anthony DiNovi(2),(3)
Soren Oberg(2),(3)

David J. Pecker	Class A	25,081	4.9%
	Class B	58,039	80.0%
John A. Miley	Class A	949.2%
	Class B	900	1.2%
Michael B. Kahane	Class A	286.1%
	Class B	675.9%
Michael J. Porche	Class A	151	—
	Class B	330.5%
Bonnie Fuller	Class A	—	—
	Class B	970	1.3%
All executive officers and directors as a group (10 persons)	Class A	448,343	88.3%
	Class B	60,914	83.9%

(1)	Class A Units shown as beneficially owned by Evercore Partners II LLC are held by Evercore Capital Partners II and Evercore Co-Investment Partnership II L.P. Evercore Partners II LLC is the general partner of Evercore Capital Partners II L.P., and the managing member of Evercore Co-Investment G.P. II LLC (which in turn is the general partner of Evercore Co-Investment Partnership II L.P.). The managing members of Evercore Partners II LLC include Mr. Beutner, who also is a director of Media and the Company. Mr. Beutner may be deemed to share beneficial ownership of the Class A Units shown as beneficially owned by Evercore Partners II LLC. Mr. Beutner disclaims beneficial ownership of such units.

(2)	The LLC Agreement provides that the LLC will be managed by a Board of Managers, a majority of which will be appointed by Evercore and T.H. Lee. All action by such Board of Managers is made by a vote of the majority of each of the following: (i) the Board of Managers, (ii) the managers appointed by Evercore, and (iii) the managers appointed by T.H. Lee. In addition, Evercore and T.H. Lee have the right to appoint a majority of the Board of Directors of Media.
(3)	Class A Units shown as beneficially owned by Thomas H. Lee Equity Fund V, L.P. are held by Thomas H. Lee Equity Fund V., L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Cayman Fund V, L.P., State Street Bank and Trust Company as Trustee under the 1997 Thomas H. Lee Nominee Trust, Thomas H. Lee Investors Limited Partnership, Putnam Investments Employees’ Securities Co. I LLC, Putnam Investments Employees’ Securities Co. II LLC, and Putnam Investments Holdings, LLC. Mr. DiNovi is a managing director of Thomas H. Lee Advisors, LLC, the general partner of Thomas H. Lee Partners, L.P. Mr. Oberg is a Vice President of Thomas H. Lee Partners, L.P. Each of Messrs. DiNovi and Oberg disclaims beneficial ownership of any of the Class A Units referred to above, except to the extent of their pecuniary interest therein.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed with, or incorporated by reference in, and as part of, this Annual Report on Form 10-K.

1. Financial Statements

For a complete list of the Financial Statements filed with this Annual Report on Form 10-K, see the Index to Consolidated Financial Statements.

Exhibit Number		Description of Exhibit

*2.1	—	Agreement and Plan of Merger dated as of February 16, 1999, by and between EMP Acquisition Corp., a Delaware corporation, and American Media, Inc., a Delaware corporation.

*2.2	—	Certificate of Merger of EMP Acquisition Corp. with and into American Media, Inc. (Under Section 251 of the General Corporation Law of the State of Delaware).

**2.3	—	Stock and Asset Purchase Agreement, dated as of November 1, 1999, among Mike Rosenbloom, Globe International Publishing, Inc., Globe International, Inc., EMP Group LLC and American Media Operations, Inc.

*****2.4	—	Purchase and Contribution Agreement dated as of November 26, 2002 by and among Weider Health and Fitness, Weider Interactive Networks, Inc., Weider Health and Fitness, LLC, Weider Publications, LLC, EMP Group LLC and American Media Operations, Inc.

******2.5	—	Agreement and Plan of Merger, dated February 24, 2003, by and among EMP Group LLC and EMP Merger Corporation.

******2.6	—	Amendment No. 1 to the Agreement and Plan of Merger, dated April 14, 2003, by and between EMP Group LLC and EMP Merger Corporation.

******2.7	—	Contribution Agreement, dated as of February 24, 2003, by and among EMP Merger Corporation and the persons set forth on the signature pages thereto.

******2.8	—	Amendment No. 1 to the Contribution agreement, dated April 14, 2003, by and among EMP Merger Corporation and the persons set forth on the signature pages thereto.

3.1	—	Certificate of Incorporation of Enquirer/Star, Inc. and amendments thereto (incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-46676, Part II, Item 16, Exhibit 3.5, as filed on March 25, 1992).(1)

3.2	—	Amended By-Laws of Enquirer/Star, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-46676, Part II, Item 16, Exhibit 3.6, as filed on March 25, 1992).(1)

3.3	—	Amendment of Certificate of Incorporation of the Company dated November 7, 1994 changing its name to American Media Operations, Inc. from Enquirer/Star, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 27, 1995, filed as Exhibit 3.3, File No. 1-11112).

*4.1	—	Indenture dated as of May 7, 1999, among American Media Operations, Inc., National Enquirer, Inc., Star Editorial, Inc., SOM Publishing, Inc., Weekly World News, Inc., Country Weekly, Inc., Distribution Services, Inc., Fairview Printing, Inc., NDSI, Inc., Biocide, Inc., American Media Marketing, Inc., and Marketing Services, Inc., and The Chase Manhattan Bank, a New York banking corporation, as trustee.

*4.2	—	Indemnity, Subrogation and Contribution Agreement dated as of May 7, 1999, among American Media Operations, Inc., each subsidiary of American Media, Inc. listed on Schedule I thereto and The Chase Manhattan Bank, as collateral agent for the Secured Parties (as defined in the Security Agreement).

*4.3	—	Pledge Agreement dated as of May 7, 1999, among American Media Operations, Inc., American Media, Inc., each subsidiary of Holdings listed on Schedule I thereto and The Chase Manhattan Bank, as collateral agent for the Secured Parties

*4.4	—	Security Agreement dated as of May 7, 1999, among American Media Operations, Inc., American Media, Inc., each subsidiary of Holdings listed on Schedule I thereto and The Chase Manhattan Bank, as collateral agent for the Secured Parties (as defined herein).

**4.5	—	Credit Agreement dated as of May 7, 1999, as Amended and Restated as of November 1, 1999, among American Media, Inc., American Media Operations, Inc., the Lenders party hereto and The Chase Manhattan Bank, as Administrative Agent.

****4.6	—	Amendment, dated as of February 11, 2002 to the Credit Agreement, dated as of May 7, 1999, among American Media, Inc., American Media Operations, Inc., the Lenders party thereto, and JP Morgan Chase Bank (formerly known a The Chase Manhattan Bank), as Administrative Agent.

****4.7	—	Indenture, dated as of February 14, 2002, among American Media Operations, Inc., AM Auto World Weekly, Inc., American Media Consumer Entertainment, Inc., American Media Consumer Magazine Group, Inc., American Media Distribution & Marketing Group, Inc., American Media Property Group, Inc., American Media Mini Mags, Inc., American Media Newspaper Group, Inc., Country Music Media Group, Inc., Distribution Services, Inc., Globe Communications Corp., Globe Editorial, Inc., Mira! Editorial, Inc., National Enquirer, Inc., National Examiner, Inc., NDSI, Inc., Star Editorial, Inc., and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee.

*****4.8	—	Indenture dated as of January 23, 2003 by and among American Media Operations, Inc., the guarantors party thereto and JP Morgan Trust Company, National Association.

*****4.9	—	Amendment and Restatement Agreement, dated as of January 23, 2003, among American Media Operations, Inc., American Media, Inc., the lenders party thereto, and JP Morgan Chase Bank, as Administrative Agent, under the Credit Agreement, dated as of May 7, 1999, as amended and restated as of May 21, 2002, among the parties thereto.

*******4.10	—	Reaffirmation and Amendment Agreement, as of January 23, 2003, among American Media Operations, Inc., American Media, Inc., the Subsidiary Loan Parties and JP Morgan Chase Bank, as Administrative Agent and Collateral Agent under the Restated Credit Agreement.

*******4.11	—	Amendment No. 1 dated as of March 5, 2003 to the Amended and Restated Credit Agreement dated as of January 23, 2003, among American Media, Inc., American Media Operations, Inc., the lenders party thereto and JP Morgan Chase Bank, as Administrative Agent.

********4.12	—	Amendment No. 2 dated as of February 17, 2004, to the Amended and Restated Credit Agreement dated as of January 23, 2003, among American Media Operations, Inc., American Media Inc., the Lenders party thereto, and JP Morgan Chase Bank, as Administrative Agent.

********4.13	—	Amendment No. 3 dated as of June 25, 2004, to the Amended and Restated Credit Agreement dated as of January 23, 2003, among American Media Operations, Inc., American Media Inc., the Lenders party thereto, and JP Morgan Chase Bank, as Administrative Agent.

10.1	—	Tax Sharing Agreement dated as of March 31, 1992, among Enquirer/Star Group, Inc. and its subsidiaries (incorporated by reference from our Annual Report on Form 10-K for the year ended March 30, 1992, filed as Exhibit 10.15, File No. 1-10784).(1)

*******10.2	—	Management Agreement dated as of April 17, 2003, by and American Media, Inc., T.H. Lee Managers V, LLC and Evercore Advisors L.P.

*******10.3	—	Amended and Restated Employment Agreement of David J. Pecker dated February 24, 2003.

***10.4	—	Side Letter regarding David J. Pecker Employment Agreement dated as of April 13, 1999.

**10.5	—	Mike Rosenbloom Employment Agreement, dated as of November 1, 1999.

********12	—	Computation of Ratio of Earnings to Fixed Charges.

14	—	Code of Ethics for the Principal Executive Officer and Senior Financial Officers.

********21	—	Subsidiaries of American Media Operations, Inc.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Enquirer/Star, Inc. is now named American Media Operations, Inc.; Enquirer/Star Group, Inc. is now named American Media, Inc.
* Incorporated	by reference to our Registration Statement on Form S-4, filed June 28, 1999.
** Incorporated	by reference to our March 27, 2000 Form 10-K for fiscal 2000 filed June 26, 2000.
*** Incorporated	by reference to our March 29, 1999 Form 10-K for fiscal 1999 filed June 28, 1999.
**** Incorporated	by reference to our Registration Statement on Form S-4, filed April 23, 2002.
***** Incorporated	by reference to our Form 8-K filed January 27, 2003.
****** Incorporated	by reference to our Form 8-K filed April 24, 2003.
******* Incorporated	by reference to our March 31, 2003 Form 10-K for fiscal 2003 filed June 6, 2003.
******** Incorporated	by reference to our March 29, 2004 Form 10-K filed June 28, 2004.

3. Form 8-K

Form 8-K filed February 19, 2004, (Items 7 and 12), announcing American Media Operations, Inc.’s financial results for the quarter ended December 29, 2003.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders in fiscal year 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it’s behalf by the undersigned, thereto duly authorized on August 5, 2004.

AMERICAN MEDIA OPERATIONS, INC.

By:	/s/ DAVID J. PECKER
David J. Pecker
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities indicated on August 3, 2004.

Signature	Title

/s/ DAVID J. PECKER David J. Pecker	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOHN A. MILEY John A. Miley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARK J. BROCKELMAN Mark J. Brockelman	Vice President of Finance (Principal Accounting Officer)

/s/ AUSTIN M. BEUTNER Austin M. Beutner	Director

/s/ NEERAJ MITAL Neeraj Mital	Director

/s/ LUCILLE SALHANY Lucille Salhany	Director

/s/ ANTHONY J. DINOVI Anthony J. DiNovi	Director

/s/ SOREN L. OBERG Soren L. Oberg	Director

/s/ MICHAEL GARIN Michael Garin	Director

Exhibit Index

Exhibit No.	Description

14	Code of Ethics for the Principal Executive Officer and Senior Financial Officers.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.