Form 10-Q
period 2004-06-28
AMERICAN MEDIA OPERATIONS INC
filed 2004-08-12
CIK 853927

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2004

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

As of August 12, 2004 there were 7,507 shares of common stock outstanding.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

June 28, 2004

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share information)

	March 29, 2004	June 28, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,192	$15,203
Receivables, net	66,907	69,564
Inventories	34,518	28,281
Prepaid expenses and other	11,391	22,513

Total Current Assets	135,008	135,561

PROPERTY AND EQUIPMENT, at cost:
Land and buildings	4,580	4,231
Machinery, fixtures and equipment	41,003	41,118
Display racks	46,810	43,721

	92,393	89,070
Less – accumulated depreciation	(47,340)	(47,243)

	45,053	41,827

LONG TERM NOTE RECEIVABLE, net	1,384	1,384

DEFERRED DEBT COSTS, net	24,996	24,851

OTHER LONG TERM ASSETS	1,459	1,929

GOODWILL, net of accumulated amortization of $74,757	661,639	661,639

OTHER INTANGIBLES, net of accumulated amortization of $108,142 and $111,693 respectively	627,937	624,386

	$1,497,476	$1,491,577

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of term loan	$5,734	$5,800
11.625% Senior Subordinated Notes Due 2004	740	740
Accounts payable	42,076	48,222
Accrued expenses	59,395	49,392
Deferred revenues	39,614	36,760

Total current liabilities	147,559	140,914

TERM LOAN AND REVOLVING CREDIT COMMITMENT, net of current portion	433,918	432,468

SUBORDINATED INDEBTEDNESS:
10.25% Senior Subordinated Notes Due 2009	400,000	400,000
Bond Premium on 10.25% Senior Subordinated Notes Due 2009	530	504
8.875% Senior Subordinated Notes Due 2011	150,000	150,000

	550,530	550,504

DEFERRED INCOME TAXES	158,323	159,633

STOCKHOLDER’S EQUITY:
Common stock, $.20 par value; 7,507 shares issued and outstanding	2	2
Additional paid-in capital	281,857	281,857
Accumulated other comprehensive income (loss)	(28)	164
Accumulated deficit	(74,685)	(73,965)

TOTAL STOCKHOLDER’S EQUITY	207,146	208,058

	$1,497,476	$1,491,577

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN 000’s)

	Fiscal Quarter Ended June 30, 2003	Fiscal Quarter Ended June 28, 2004
OPERATING REVENUES:
Circulation	$79,344	$82,128
Advertising	37,693	43,075
Other	7,937	8,244

	124,974	133,447

OPERATING EXPENSES:
Editorial	13,712	14,699
Production	31,943	41,013
Distribution, circulation and other cost of sales	18,592	18,421
Selling, general and administrative expenses	21,819	23,407
Depreciation and amortization	10,018	11,105

	96,084	108,645

OPERATING INCOME	28,890	24,802
INTEREST EXPENSE, net	(20,050)	(23,436)
OTHER EXPENSE, net	(155)	(56)

INCOME BEFORE PROVISION FOR INCOME TAXES	8,685	1,310
PROVISION FOR INCOME TAXES	3,303	590

NET INCOME	$5,382	$720

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(IN 000’s)

	Fiscal Quarter Ended June 30, 2003	Fiscal Quarter Ended June 28, 2004
Net income	$5,382	$720

Other comprehensive income
Foreign currency translation adjustments	58	192

Other comprehensive income	58	192

Comprehensive income	$5,440	$912

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN 000’s)

	Fiscal Quarter Ended June 30, 2003	Fiscal Quarter Ended June 28, 2004
Cash Flows from Operating Activities:
Net income	$5,382	$720

Adjustments to reconcile net income to net cash provided by operating activities -
Loss on sale of fixed assets	12	9
Bond premium amortization	(26)	(26)
Depreciation of property and equipment and amortization of intangible assets	10,018	11,105
Deferred debt cost amortization	1,586	1,654
Non-cash compensation charge	23	—
Decrease (increase) in -
Receivables	1,375	(2,657)
Inventories	(10,953)	6,237
Prepaid expenses and other	(8,966)	(11,122)
Other long term assets	—	(470)
Increase (decrease) in -
Accounts payable	(2,804)	6,146
Accrued expenses	7,270	(1,547)
Accrued interest	(7,136)	(6,950)
Accrued income taxes	768	(196)
Deferred revenues	(6,164)	(2,854)

Total adjustments	(14,997)	(671)

Net cash provided by (used in) operating activities	(9,615)	49

Cash Flows from Investing Activities:
Capital expenditures	(6,800)	(4,337)
Acquisition of business	(8,421)	—

Net cash used in investing activities	(15,221)	(4,337)

Cash Flows from Financing Activities:
Term loan and revolving credit commitment principal repayments	(4,816)	(1,384)
Capital contribution	6,138	—
Payment of deferred debt costs	(241)	(1,509)

Net cash provided by (used in) financing activities	1,081	(2,893)

Effect of Exchange Rate Changes on Cash	58	192

Net Decrease in Cash and Cash Equivalents	(23,697)	(6,989)
Cash and Cash Equivalents at Beginning of Period	40,475	22,192

Cash and Cash Equivalents at End of Period	$16,778	$15,203

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Income taxes	$287	$150
Interest	25,360	24,968

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2004

(000’s omitted in all tables)

(unaudited)

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP (accounting principles generally accepted in the United States of America) for interim financial information and with the instructions to Form 10-Q. There has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Media Operations, Inc. (a wholly-owned subsidiary of American Media, Inc.) and subsidiaries (the “Company”) for the fiscal year ended March 29, 2004.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein. Operating results for the fiscal period ended June 28, 2004, are not necessarily indicative of the results that may be expected for future periods.

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

Deferred revenues are comprised of the following:

	March 29, 2004	June 28, 2004
Single Copy	$5,590	$4,348
Subscriptions	32,850	30,876
Advertising	1,174	1,536

	$39,614	$36,760

Other revenues, primarily from marketing services performed for third parties by Distribution Services, Inc. (“DSI”), a wholly-owned subsidiary, are recognized when the service is performed.

(4) INVENTORIES

Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation. Inventories are comprised of the following:

	March 29, 2004	June 28, 2004
Raw materials – paper	$27,070	$20,407
Finished product - paper, production and distribution costs of future issues	7,448	7,874

	$34,518	$28,281

(5) SUBSCRIPTION ACQUISITION COSTS

Subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that result in probable future economic benefits. Direct-response advertising consists of television advertising for subscriptions, product promotional mailings, telemarketing and subscription promotions. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit. The direct-response advertising costs are amortized over the related one-year subscription period. At June 28, 2004 and March 29, 2004, $5,401,000 and $1,786,000, respectively, of subscription acquisition advertising was reported as assets. Amortization expense related to subscription acquisition advertising for the quarter ended June 28, 2004, was $3,292,000.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets not subject to amortization had a carrying value of $557,365,000 as of March 29, 2004 and June 28, 2004, and consist of tradenames with indefinite lives.

Intangible assets subject to amortization after the adoption of SFAS No. 142 consist of the following:

	Range of Lives	March 29, 2004			June 28, 2004
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Covenants not to compete	5-10	$22,500	$(7,466)	$15,034	$22,500	$(8,194)	$14,306
Subscriber lists	3-15	66,238	(24,308)	41,930	66,238	(26,216)	40,022
Advertising relationships	3	7,750	(2,865)	4,885	7,750	(3,476)	4,274
Non-subscriber customer relationships	8	10,150	(1,427)	8,723	10,150	(1,731)	8,419

		$106,638	$(36,066)	$70,572	$106,638	$(39,617)	$67,021

Amortization expense of intangible assets for the fiscal quarters ended June 30, 2003 and June 28, 2004, was $3.5 million and $3.6 million, respectively.

Goodwill and intangibles with indefinite lives are tested for impairment annually or more frequently when events or circumstances indicate that an impairment may have occurred. The Company uses the beginning of its fiscal fourth quarter as the date for its annual impairment tests. The Company performed its annual impairment test for fiscal 2004 as of the beginning of the fourth quarter of fiscal 2004 and found no impairment.

Based on the carrying value of identified intangible assets recorded at June 28, 2004, and assuming no subsequent impairment of the underlying assets, annual amortization expense for the next five fiscal years is expected to be as follows:

Fiscal Year
2005	$14,204
2006	12,122
2007	8,269
2008	8,114
2009	7,466

Total	$50,175

(7) INCOME TAXES

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

(8) CREDIT AGREEMENT

The Company’s bank credit agreement (the “Credit Agreement”), which was comprised of a $340 million term loan commitment, has been amended a number of times since inception. On November 1, 1999, the Credit Agreement was amended to increase the term loan amount to $430 million and provide a $60 million revolving credit commitment. We also amended the Credit Agreement on February 14, 2002, in connection with the subordinated notes. The amendment included changes to the interest rates discussed below, as well as changes to certain financial covenants. The Company amended the Credit Agreement on May 22, 2002. This amendment restructured the marginal interest rate on the Company’s term loans. Additionally, the Company amended the Credit Agreement on January 23, 2003, in connection with the Weider Acquisition to increase the term loan amount by $140 million. The Company also amended the Credit Agreement on February 17, 2004, which changed the total leverage ratio covenant from 6.25 to 6.50 for the December 2003 and March 2004 quarters. Additionally, the Credit Agreement was amended on June 25, 2004, which changed the Company’s total leverage ratio covenant and certain interest coverage ratio covenants through June 2006. As a result of the amendment, the total leverage ratio covenant is 6.95 through March 2005, 6.75 from June 2005 to March 2006 and 6.50 from June 2006 and thereafter. The interest coverage ratio remains at 1.75 from March 2004 and thereafter.

(a) Borrowings under the term loan commitments are payable in varying quarterly installments from July 2001 through April 2007. We are required to make Excess Cash Flow payments (as defined), which will be applied ratably to the then outstanding term loans. There was no required Excess Cash Flow payment for fiscal 2004.

(b) Revolving Credit Commitment — The Credit Agreement also provides for additional borrowings up to a maximum of $60 million. This commitment, which expires in April 2006, allows funds to be borrowed and repaid from time to time with permanent reductions in the revolving credit commitment permitted at our option. As of June 28, 2004, no amounts were outstanding under the revolving credit facility.

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

The effective interest rate under the Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of June 28, 2004 was 3.9% and the weighted average effective interest rates for the fiscal quarters ended June 23, 2003 and June 28, 2004 were 4.2% and 3.9%, respectively.

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

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of our financial instruments is as follows:

	March 29, 2004		June 28, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan, including current portion	$439,652	$439,652	$438,268	$438,268
Subordinated indebtedness	$550,000	$561,875	$550,000	$558,750
Interest rate swap receivable (payable)	$2,813	$2,813	$(976)	$(976)

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

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable rate debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we received a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. As of June 28, 2004, the fair value of this swap was a liability of $976,000. The change in the fair value of the swap has been recognized as an addition to interest expense for the fiscal quarter ended June 28, 2004. On January 15, 2004, we received $1,635,000 in connection with the interim settlement of this swap agreement. Additionally, on July 15, 2004, we received $1,166,000 in connection with the interim settlement of this swap agreement. The next reset date for this swap agreement is January 15, 2005. At each reset date the Company either receives or pays money based on the fair value of the swap as of that date.

(10) FRONTLINE MARKETING

On November 27, 2000, the Company sold its 80% owned subsidiary, Frontline Marketing Inc. (“FMI”), to the minority shareholder for a $2.5 million note receivable (the “FMI Note”). The FMI Note initially had a short-term component of $500,000, which amount has been paid in full, and a long-term component of $2,000,000 which is payable to us based on defined cash flow of FMI. The FMI Note bears interest at 9%. Due to the uncertainty of FMI’s ability to generate defined cash flow for the repayment of the FMI Note, we initially reserved $1.6 million of the FMI Note. No gain or loss was initially recognized on this transaction. As of June 28, 2004, the FMI Note’s balance is $1.4 million.

(11) LITIGATION

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

(12) DEFERRED DEBT COSTS

Certain costs incurred in connection with the issuance of our long-term debt have been deferred and are amortized as part of interest expense over periods from 1 to 10 years. For the fiscal quarters ended June 30, 2003 and June 28, 2004, amortization of deferred debt costs, which is included in interest expense in the accompanying consolidated statements of income, totaled approximately $1.6 million and $1.7 million, respectively.

In connection with the Company’s issuance of $150 million of 10.25% Series B Senior Subordinated Notes due 2009 on February 14, 2002, $7.0 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the notes. In connection with our issuance of $150 million of 8.875% Senior Subordinated Notes due 2011 on January 23, 2003, $7.9 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the notes. In connection with our increase in the Credit Agreement of $140 million on January 23, 2003, $3.5 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the Credit Agreement. In connection with our Credit Agreement amendment on February 17, 2004, $260,000 of issuance costs have been deferred and were amortized as part of interest expense over the life of the amendment. This amendment provided for an increase in the leverage ratio from 6.25 to 6.50 for the fiscal quarters ended December 29, 2003 and March 29, 2004. Additionally, in connection with our Credit Agreement amendment on June 25, 2004, $1.3 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the amendment. This amendment changed the Company’s total leverage ratio covenant and certain interest coverage ratio covenants through June 2006. As a result of the amendment, the total leverage ratio covenant is 6.95 through March 2005, 6.75 from June 2005 to March 2006 and 6.50 from June 2006 and thereafter. The interest coverage ratio remains at 1.75 from March 2004 and thereafter.

(13) SUBORDINATED INDEBTEDNESS

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

(14) RECAPITALIZATION OF EQUITY

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

(15) RESTRUCTURING ACTIVITIES

During the fiscal year ended March 29, 2004, the Company initiated a plan to relocate the Star and Mira! publications to New York City. The Company’s relocation plan involved the termination of 94 employees. This activity resulted in a charge of $2,600,000 for termination benefits and $139,000 for costs associated with the relocation of existing employees. Through June 28, 2004, the Company has paid termination benefits totaling $2,521,000 and paid $139,000 of costs associated with relocation of existing employees. The Company has an accrual at June 28, 2004 of $79,000 for the remaining termination benefits associated with this action. These severance benefits will be paid out through October 2004. The Company has completed this restructuring plan.

The following summarizes the cumulative activity in the Company’s reserve related to this activity as of June 28, 2004 (in thousands):

	Restructuring Expense	Cash Payments	Balances June 28, 2004
Accrued liabilities:
Severance	$2,600	$(2,521)	$79
Relocation	139	(139)	—

	$2,739	$(2,660)	$79

In connection with the relocation of Star magazine, the Company entered into an agreement to lease an additional 33,000 square feet in its One Park Avenue building in New York City. The lease term for this additional space is from November 2003 to March 2010. The annual base rent for this additional space is approximately $940,000.

(16) NEW ACCOUNTING PRONOUNCEMENTS

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

Executive Summary

We are a leading publisher in the fields of consumer and general interest weekly magazines. We publish the following consumer magazines: Star, Shape, Men’s Fitness, Muscle & Fitness, Flex, Muscle & Fitness Hers, Fit Pregnancy, Natural Health and Shape en Espanol. In addition, we publish the following general interest weekly magazines: National Enquirer, Globe, National Examiner, Weekly World News, Sun, Country Weekly and MIRA!.

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

For the fiscal quarters ended June 30, 2003 and June 28, 2004, approximately 63% and 62% of our total operating revenues were from circulation, respectively. Single copy sales accounted for approximately 84% of such circulation revenues in fiscal years 2003 and 2004, and the remainder was from subscription sales.

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

Results of Operations

Fiscal Quarter Ended June 28, 2004 vs. Fiscal Quarter Ended June 30, 2003

Please note that results of operations for the Quarters ended June 28, 2004 and June 30, 2003 are comparable as they pertain to results related to the Weider acquisition. Each of these quarters includes 3 months of operations.

Revenues

Total operating revenues were $133,447,000 for the current fiscal quarter. Operating revenues increased by $8,473,000, or 6.8%, from the prior year’s comparable fiscal quarter. This increase is primarily due an increase in circulation revenues of $2.8 million and an increase in advertising revenues of $5.4 million. The increase in circulation revenues is primarily related to an increase in the cover price for the Star in connection with its re-launch as a 100-page glossy magazine nationally in April 2004. In addition, the new Star has increased single copy sales since its April 2004 national launch by 5.3%, even at the higher $3.29 cover price. This increase was partially offset by an 11.1% decline in circulation unit sales for AMI’s weekly publications. Contributing to the decline in unit sales were factors including recent strong competition in the weekly magazine market, continued media fragmentation and competition from electronic media, and a less favorable retail environment as people are shopping less frequently at traditional grocery outlets.

The increase in advertising revenues is primarily related to the Star, Shape and Men’s Fitness. The new all glossy, 100-page format of Star that launched in April allowed us to significantly increase the CPM rate for advertisers, resulting in advertising revenue increase of 53% per week versus its previous tabloid format. During the current fiscal quarter, Shape became the category leader in ad pages, with a 30.4% share of market. On a calendar year-to-date basis through June 2004, Shape holds a 28% lead in advertising pages over its nearest competitor. Men’s Fitness re-launched with the April issue, and is up 45% in ad pages over prior year’s comparable quarter.

Operating Expenses

Total operating expenses for the current fiscal quarter increased by $12,561,000, or 13.1%, when compared to the prior year’s comparable fiscal quarter. This increase was primarily due to increased operating expenses related to producing the new Star in the current fiscal quarter, an increase in newsprint costs due to paper cost increases, television advertising expense related to promotion of the new Star and an increase in depreciation expense. These increases were offset by $2.3 million of one time management bonuses that were charged to expense during the prior year’s comparable fiscal quarter. The increased operating expenses related to producing the new Star were $8.3 million, primarily the result of the increased editorial budget necessary to produce the new book size (Star expanded from a 60 page tabloid to a 100 page glossy). In addition, the new Star is printed on a coated paper stock whereas all pages printed in the prior year’s comparable fiscal quarter were on newsprint. This upgrade in paper for the new Star contributed approximately $3.7 million of the $8.3 million in incremental expenses.

Interest Expense

Interest expense increased for the current fiscal quarter by $3,386,000 to $23,436,000 compared to the prior year’s comparable fiscal quarter. This increase in interest expense relates to increased interest expense of $3.8 million for the current fiscal quarter related to our interest rate swap agreement. Offsetting this increase is a lower effective interest rate during the current fiscal quarter of 3.9% as compared to 4.2% in the prior year’s comparable fiscal quarter.

Income Taxes

The provision for income taxes decreased for the current fiscal quarter by $2,713,000 to $590,000 compared to the prior year’s comparable fiscal quarter. This decrease was primarily due to the overall decrease in pre-tax income. The effective tax rate for the fiscal quarters ended June 28, 2004 and June 30, 2003 was 45% and 38%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have substantially increased our indebtedness in connection with the Weider Acquisition. Our liquidity requirements have been significantly increased, primarily due to increased interest and principal payment obligations under the Credit Agreement and our subordinated notes. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the Credit Agreement and the subordinated notes, to make capital expenditures and to cover working capital requirements. As of June 28, 2004, there were no amounts outstanding on the revolving credit facility. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the subordinated notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Our ability to make scheduled payments of principal and interest under the Credit Agreement and the subordinated notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At June 28, 2004, we had cash and cash equivalents of $15.2 million and a working capital deficiency of $5.4 million. We do not consider our working capital deficiency to be a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficiency resulted principally from our policy of using available cash to reduce borrowings which are recorded as noncurrent liabilities, thereby reducing current assets without a corresponding reduction in current liabilities.

Historically, our primary sources of liquidity have been cash generated from operations and amounts available under our credit agreements, which have been used to fund shortfalls in available cash.

We made capital expenditures in the fiscal quarters ended June 30, 2003 and June 28, 2004 totaling $6.8 million and $4.3 million, respectively.

At June 28, 2004, our outstanding indebtedness totaled $989.5 million, of which $438.3 million represented borrowings under the credit agreement and $0.5 million represents unamortized bond premium. At August 12, 2004, our outstanding indebtedness totaled $988.1 million, of which $436.9 million represented borrowings under the credit agreement. As of June 28, 2004, the Company’s effective interest rate on borrowings under the credit agreement was 3.9%. The effective rate for borrowings under the credit agreement averaged 3.9% for the fiscal quarter ended June 28, 2004. The effective rate for borrowings under the credit agreement averaged 4.2% for the fiscal quarter ended June 30, 2003.

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

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The following table and discussion summarizes EBITDA for the three months ended June 30, 2003 and June 28, 2004 (dollars in 000’s):

	Fiscal Quarter Ended June 30, 2003	Fiscal Quarter Ended June 28, 2004
Net income	$5,382	$720
Add -
Interest expense	20,050	23,436
Income taxes	3,303	590
Depreciation and amortization	10,018	11,105
Other expense, net	155	56

EBITDA	$38,908	$35,907
Management bonus (1)	2,310	—
Management fees (2)	500	500
Star re-launch and new titles launch expenses (3)	—	3,859

Adjusted EBITDA (4)	$41,718	$40,266

(1)	Net income for the fiscal quarter ended June 30, 2003, includes a $2.3 million bonus as an expense granted to certain members of management as part of the Company’s recapitalization on April 17, 2003. This bonus was funded with cash contributed as part of the recapitalization.

(2)	The Company’s amended Credit Agreement allows for the add-back of management fees.

(3)	The Company’s amended Credit Agreement allows for the add-back of certain non-recurring Star re-launch costs and expenses relating to the launch of new magazine titles to the extent such charges and expenses were incurred during such quarters.

(4)	Adjusted EBITDA is presented to identify EBITDA add-backs and deductions as required per our Credit Agreement. Adjusted EBITDA is used to determine our compliance with our Credit Agreement covenant ratios. Accordingly, Adjusted EBITDA is presented as it is a meaningful measurement for our debt compliance.

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

Contractual Obligations

The impact that our aggregate contractual obligations as of June 28, 2004 are expected to have on our liquidity and cash flow in future periods is as follows (dollars in 000’s):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt obligations	$989,008	$6,540	$432,468	$400,000	$150,000
Operating lease obligations	17,251	4,728	8,607	2,774	1,142
Printing agreement obligation	478,214	48,616	109,737	71,285	248,576

Total Contractual Obligations	$1,484,473	$59,884	$550,812	$474,059	$399,718

New Accounting Pronouncements

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

Critical Accounting Policies and Estimates

During the fiscal quarter ended June 28, 2004, there were no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 29, 2004.

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

Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt would have resulted in a change of $1.5 million in our interest expense for the fiscal quarter ended June 28, 2004.

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable rate debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we received a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. As of June 28, 2004, the fair value of this swap was a liability of $976,000. The change in the fair value of the swap has been recognized as an addition to interest expense for the fiscal quarter ended June 28, 2004. On January 15, 2004, we received $1,635,000 in connection with the interim settlement of this swap agreement. Additionally, on July 15, 2004, we received $1,166,000 in connection with the interim settlement of this swap agreement. The next reset date for this swap agreement is January 15, 2005. At each reset date the Company either receives or pays money based on the fair value of the swap as of that date.

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

Disclosure Controls and Procedures:

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See footnote 11 of Part I, Item I.

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

b. Reports on Form 8-K during the quarter ended June 28, 2004.

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDIA OPERATIONS, INC. Registrant
Date: August 12, 2004

/s/ DAVID J. PECKER
David J. Pecker
Chairman of the Board, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2004

/s/ JOHN A. MILEY
John A. Miley
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 12, 2004

/s/ MARK J. BROCKELMAN
Mark J. Brockelman
Vice President of Finance
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.