Form 10-Q
period 2004-09-27
AMERICAN MEDIA OPERATIONS INC
filed 2004-11-10
CIK 853927

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2004

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

As of November 10, 2004 there were 7,507 shares of common stock outstanding.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 27, 2004

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share information)

	March 29, 2004	September 27, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,192	$15,642
Receivables, net	66,907	64,774
Inventories	34,518	20,904
Prepaid expenses and other	11,391	16,058

Total Current Assets	135,008	117,378

PROPERTY AND EQUIPMENT, at cost:
Land and buildings	4,580	4,313
Machinery, fixtures and equipment	41,003	42,684
Display racks	46,810	46,644

	92,393	93,641
Less – accumulated depreciation	(47,340)	(52,112)

	45,053	41,529

LONG TERM NOTE RECEIVABLE, net	1,384	1,384

DEFERRED DEBT COSTS, net	24,996	23,238

OTHER LONG TERM ASSETS	1,459	2,130

GOODWILL, net of accumulated amortization of $74,757	661,639	661,639

OTHER INTANGIBLES	627,937	620,835

	$1,497,476	$1,468,133

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of term loan	$5,734	$5,731
11.625% Senior Subordinated Notes Due 2004	740	740
Accounts payable	42,076	35,930
Accrued expenses	59,395	53,558
Deferred revenues	39,614	29,237

Total current liabilities	147,559	125,196

TERM LOAN AND REVOLVING CREDIT COMMITMENT, net of current portion	433,918	421,087

SUBORDINATED INDEBTEDNESS:
10.25% Senior Subordinated Notes Due 2009	400,000	400,000
Bond Premium on 10.25% Senior Subordinated Notes Due 2009	530	478
8.875% Senior Subordinated Notes Due 2011	150,000	150,000

	550,530	550,478

DEFERRED INCOME TAXES	158,323	160,930

STOCKHOLDER’S EQUITY:
Common stock, $.20 par value; 7,507 shares issued and outstanding	2	2
Additional paid-in capital	281,857	281,757
Accumulated other comprehensive income (loss)	(28)	(53)
Accumulated deficit	(74,685)	(71,264)

TOTAL STOCKHOLDER’S EQUITY	207,146	210,442

	$1,497,476	$1,468,133

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN 000’s)

	Two Fiscal Quarters Ended Sept. 29, 2003	Two Fiscal Quarters Ended Sept. 27, 2004
OPERATING REVENUES:
Circulation	$159,816	$169,087
Advertising	76,168	85,448
Other	15,863	15,474

	251,847	270,009

OPERATING EXPENSES:
Editorial	29,107	29,186
Production	64,922	81,127
Distribution, circulation and other cost of sales	38,677	39,877
Selling, general and administrative expenses	40,077	50,676
Loss on insurance settlement	200	—
Restructuring expense	2,705	—
Depreciation and amortization	20,211	22,075

	195,899	222,941

OPERATING INCOME	55,948	47,068

INTEREST EXPENSE, net	(37,689)	(40,975)
OTHER INCOME (EXPENSE), net	(60)	(101)

INCOME BEFORE PROVISION FOR INCOME TAXES	18,199	5,992

PROVISION FOR INCOME TAXES	6,879	2,571

NET INCOME	$11,320	$3,421

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN 000’s)

	Fiscal Quarter Ended Sept. 29, 2003	Fiscal Quarter Ended Sept. 27, 2004
OPERATING REVENUES:
Circulation	$80,472	$86,959
Advertising	38,475	42,373
Other	7,926	7,230

	126,873	136,562

OPERATING EXPENSES:
Editorial	15,395	14,487
Production	32,979	40,114
Distribution, circulation and other cost of sales	20,085	21,456
Selling, general and administrative expenses	18,258	27,269
Loss on insurance settlement	200	—
Restructuring expense	2,705	—
Depreciation and amortization	10,193	10,970

	99,815	114,296

OPERATING INCOME	27,058	22,266

INTEREST EXPENSE, net	(17,639)	(17,539)
OTHER INCOME (EXPENSE), net	95	(45)

INCOME BEFORE PROVISION FOR INCOME TAXES	9,514	4,682

PROVISION FOR INCOME TAXES	3,576	1,981

NET INCOME	$5,938	$2,701

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(IN 000’s)

	Two Fiscal Quarters Ended Sept. 29, 2003	Two Fiscal Quarters Ended Sept. 27, 2004
Net income	$11,320	$3,421

Other comprehensive income (loss)

Foreign currency translation adjustments	(95)	(25)

Other comprehensive income (loss)	(95)	(25)

Comprehensive income	$11,225	$3,396

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(IN 000’s)

	Fiscal Quarter Ended Sept. 29, 2003	Fiscal Quarter Ended Sept. 27, 2004
Net income	$5,938	$2,701

Other comprehensive income (loss)

Foreign currency translation adjustments	(153)	217

Other comprehensive income (loss)	(153)	217

Comprehensive income	$5,785	$2,918

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN 000’s)

	Two Fiscal Quarters Ended Sept. 29, 2003	Two Fiscal Quarters Ended Sept. 27, 2004
Cash Flows from Operating Activities:
Net income	$11,320	$3,421

Adjustments to reconcile net income to net cash provided by operating activities -
Gain on sale of fixed assets	(68)	(28)
Bond premium amortization	(52)	(52)
Depreciation of property and equipment and amortization of intangible assets	20,211	22,075
Deferred debt cost amortization	3,197	3,240
Non-cash compensation charge	66	—
Decrease (increase) in -
Receivables	(35)	2,133
Inventories	(10,362)	13,614
Prepaid expenses and other	(1,358)	(4,667)
Other long term assets	—	(671)
Increase (decrease) in -
Accounts payable	(3,740)	(6,146)
Accrued expenses	(6,892)	(2,031)
Accrued interest	391	653
Accrued income taxes	(192)	(1,852)
Deferred revenues	(8,700)	(10,377)

Total adjustments	(7,534)	15,891

Net cash provided by operating activities	3,786	19,312

Cash Flows from Investing Activities:
Capital expenditures	(12,505)	(11,433)
Proceeds from the sale of fixed assets	148	12
Payment received on long term note receivable	31	—
Acquisition of business	(8,421)	—

Net cash used in investing activities	(20,747)	(11,421)

Cash Flows from Financing Activities:
Term loan and revolving credit commitment principal repayments, net of borrowings	(6,263)	(12,834)
Capital contribution	6,138	—
Return of capital contribution	—	(100)
Payment of deferred debt costs	(736)	(1,482)

Net cash provided by (used in) financing activities	(861)	(14,416)

Effect of Exchange Rate Changes on Cash	(95)	(25)

Net Decrease in Cash and Cash Equivalents	(17,917)	(6,550)
Cash and Cash Equivalents at Beginning of Period	40,475	22,192

Cash and Cash Equivalents at End of Period	$22,558	$15,642

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Income taxes	$2,268	$530
Interest	35,686	34,771

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2004

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein. Operating results for the fiscal period ended September 27, 2004, are not necessarily indicative of the results that may be expected for future periods.

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) ACQUISITIONS

On January 23, 2003, the Company and EMP Group LLC, the owner of 100% of the common stock of American Media, Inc. (“Media”), acquired Weider Publications LLC (the “Weider Acquisition”), a newly formed company to which the magazine business of Weider Publications, Inc. and Weider Interactive Networks, Inc. had been contributed by Weider Health and Fitness LLC and Weider Interactive Networks, Inc. The aggregate purchase price was $357.3 million, which includes a post-closing working capital adjustment of $7.3 million.

(3) REVENUE RECOGNITION

Substantially all publication sales, except subscriptions, are made through unrelated distributors. Issues, other than special topic issues, are placed on sale approximately one week prior to the issue date for our weekly publications. Revenues and related expenses for our weekly publications and special topic issues are recognized for financial statement purposes after delivery has occurred and all services have been rendered, which coincides with the on-sale date. Monthly issues revenue and related expenses are recognized at the date the copies are received by our third party wholesalers. On or about the date each issue is placed on sale, we receive a percentage of the issue’s estimated newsstand sales proceeds for our publications as an advance from the distributors. All of our publications are sold with full return privileges.

The two fiscal quarters ended September 27, 2004 include 27 issues of our weekly publications versus 26 issues for the prior year’s comparable two fiscal quarters due to a change in the scheduled delivery dates of the weekly publications. The delivery of these publications generally moved to a pre-weekend schedule during the quarter ended September 27, 2004. Revenues from this additional issue of the Company’s weekly publications were partially offset by one less issue of Men’s Fitness and Muscle and Fitness Hers in the current fiscal quarter. The net impact on operating revenues was an increase of $4.6 million.

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

Deferred revenues are comprised of the following:

	March 29, 2004	September 27, 2004
Single Copy	$5,590	$—
Subscriptions	32,850	28,962
Advertising	1,174	275

	$39,614	$29,237

Other revenues, primarily from marketing services performed for third parties by Distribution Services, Inc. (“DSI”), a wholly-owned subsidiary, are recognized when the service is performed.

(4) INVENTORIES

Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation. Inventories are comprised of the following:

	March 29, 2004	September 27, 2004
Raw materials – paper	$27,070	$16,707
Finished product - paper, production and distribution costs of future issues	7,448	4,197

	$34,518	$20,904

(5) SUBSCRIPTION ACQUISITION COSTS

Subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that result in probable future economic benefits. Direct-response advertising consists of television advertising for subscriptions, product promotional mailings, magazine insert cards, telemarketing and subscription promotions. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit. The direct-response advertising costs are amortized over the related one-year subscription period. At September 27, 2004 and March 29, 2004, $3,775,000 and $1,786,000, respectively, of subscription acquisition advertising was reported as assets. Amortization expense related to subscription acquisition advertising for the two quarters ended September 27, 2004, was $3,294,000.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets not subject to amortization had a carrying value of $557,365,000 as of March 29, 2004 and September 27, 2004, and consist of tradenames with indefinite lives.

Intangible assets subject to amortization after the adoption of SFAS No. 142 consist of the following:

		March 29, 2004			September 27, 2004
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Covenants not to compete	5-10	$22,500	$(7,466)	$15,034	$22,500	$(8,923)	$13,577
Subscriber lists	3-15	66,238	(24,308)	41,930	66,238	(28,124)	38,114
Advertising relationships	3	7,750	(2,865)	4,885	7,750	(4,086)	3,664
Non-subscriber customer relationships	8	10,150	(1,427)	8,723	10,150	(2,035)	8,115

		$106,638	$(36,066)	$70,572	$106,638	$(43,168)	$63,470

Amortization expense of intangible assets for the two fiscal quarters ended September 29, 2003 and September 27, 2004, was $7.1 million and $7.1 million, respectively.

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

Based on the carrying value of identified intangible assets recorded at September 27, 2004, and assuming no subsequent impairment of the underlying assets, annual amortization expense for the next five fiscal years is expected to be as follows:

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

(b) Revolving Credit Commitment — The Credit Agreement also provides for additional borrowings up to a maximum of $60 million. This commitment, which expires in April 2006, allows funds to be borrowed and repaid from time to time with permanent reductions in the revolving credit commitment permitted at our option. As of September 27, 2004, no amounts were outstanding under the revolving credit facility.

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

The effective interest rate under the Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of September 27, 2004 was 4.4% and the weighted average effective interest rates for the two fiscal quarters ended September 29, 2003 and September 27, 2004 were 4.1% and 4.2%, respectively.

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

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of our financial instruments is as follows:

	March 29, 2004		September 27, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan, including current portion	$439,652	$439,652	$426,818	$426,818
Subordinated indebtedness	$550,000	$561,875	$550,000	$576,312
Interest rate swap receivable (payable)	$2,813	$2,813	$311	$311

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

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable rate debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we received a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. As of September 27, 2004, the fair value of this swap was a receivable of $311,000. The change in the fair value of the swap has been recognized as an addition to interest expense for the two fiscal quarters ended September 27, 2004. On January 15, 2004, we received $1,635,000 in connection with the interim settlement of this swap agreement. Additionally, on July 15, 2004, we received $1,166,000 in connection with the interim settlement of this swap agreement. The next reset date for this swap agreement is January 15, 2005. At each reset date the Company either receives or pays money based on the fair value of the swap as of that date.

(10) FRONTLINE MARKETING

On November 27, 2000, the Company sold its 80% owned subsidiary, Frontline Marketing Inc. (“FMI”), to the minority shareholder for a $2.5 million note receivable (the “FMI Note”). The FMI Note initially had a short-term component of $500,000, which amount has been paid in full, and a long-term component of $2,000,000 which is payable to us based on defined cash flow of FMI. The FMI Note bears interest at 9%. No gain or loss was initially recognized on this transaction. As of September 27, 2004, the FMI Note’s balance is $1.4 million.

(11) LITIGATION

Various suits and claims arising in the ordinary course of business have been instituted against us. We have insurance policies available to recover potential legal costs. We periodically evaluate and assess the risks and uncertainties associated with litigation independent from those associated with our potential claim for recovery from third party insurance carriers. During the two fiscal quarters ended September 27, 2004, the Company provided $4 million related to significant legal charges. In the opinion of management, none of the suits and claims currently pending will have a material adverse effect on the Company’s financial statements.

(12) DEFERRED DEBT COSTS

Certain costs incurred in connection with the issuance of our long-term debt have been deferred and are amortized as part of interest expense over periods from 1 to 10 years. For the two fiscal quarters ended September 29, 2003 and September 27, 2004, amortization of deferred debt costs, which is included in interest expense in the accompanying consolidated statements of income, totaled approximately $3.2 million and $3.2 million, respectively.

In connection with the Company’s issuance of $150 million of 10.25% Series B Senior Subordinated Notes due 2009 on February 14, 2002, $7.0 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the notes. In connection with our issuance of $150 million of 8.875% Senior Subordinated Notes due 2011 on January 23, 2003, $7.9 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the notes. In connection with our increase in the Credit Agreement of $140 million on January 23, 2003, $3.5 million of debt costs have been deferred and are being amortized as part of interest expense over the life of the Credit Agreement. In connection with our Credit Agreement amendment on February 17, 2004, $260,000 of debt costs have been deferred and were amortized as part of interest expense over the life of the amendment. This amendment provided for an increase in the leverage ratio from 6.25 to 6.50 for the fiscal quarters ended December 29, 2003 and March 29, 2004. Additionally, in connection with our Credit Agreement amendment on June 25, 2004, $1.3 million of debt costs have been deferred and are being amortized as part of interest expense over the life of the amendment. This amendment changed the Company’s total leverage ratio covenant and certain interest coverage ratio covenants through June 2006. As a result of the amendment, the total leverage ratio covenant is 6.95 through March 2005, 6.75 from June 2005 to March 2006 and 6.50 from June 2006 and thereafter. The interest coverage ratio remains at 1.75 from March 2004 and thereafter.

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

(15) RESTRUCTURING ACTIVITIES

During the fiscal year ended March 29, 2004, the Company initiated a plan to relocate the Star and Mira! publications to New York City. The Company’s relocation plan involved the termination of 94 employees. This activity resulted in a charge of $2,600,000 for termination benefits and $139,000 for costs associated with the relocation of existing employees. Through September 27, 2004, the Company has paid all termination benefits and all costs associated with relocation of existing employees. The Company has completed this restructuring plan.

The following summarizes the cumulative activity in the Company’s reserve related to this activity as of September 27, 2004 (in thousands):

	Restructuring Expense	Cash Payments	Balances September 27. 2004
Accrued liabilities:
Severance	$2,600	$(2,600)	$—
Relocation	139	(139)	—

	$2,739	$(2,739)	$—

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a leading publisher in the fields of weekly celebrity journalism and health and fitness magazines. We publish the following magazines: Star, Shape, Men’s Fitness, Muscle & Fitness, Flex, Muscle & Fitness Hers, Fit Pregnancy, Natural Health, Shape en Espanol, National Enquirer, Globe, National Examiner, Weekly World News, Sun, Country Weekly and MIRA!, as well as other special topic magazines.

Results of Operations

Fiscal Quarter Ended September 27, 2004 vs. Fiscal Quarter Ended September 29, 2003

Please note that our fiscal quarter ended September 27, 2004 includes 14 issues of our weekly publications versus 13 issues for the prior year’s comparable fiscal quarter due to a change in the scheduled delivery dates of the weekly publications. The delivery of these publications generally moved up to a pre-weekend schedule during the quarter ended September 27, 2004. Revenues from this additional issue of our weekly publications were partially offset by one less issue of Men’s Fitness and Muscle and Fitness Hers in the current fiscal quarter. The net impact on operating revenues was an increase of $4.6 million.

Revenues

Total operating revenues were $136,562,000 for the current fiscal quarter. Operating revenues increased by $9,689,000, or 7.6%, from the prior year’s comparable fiscal quarter. This increase is primarily due to an increase in circulation revenues of $6.5 million and an increase in advertising revenues of $3.9 million. The increase in circulation revenues is primarily related to an increase in the cover price for the Star and the net impact of the issue delivery changes as discussed above. These increases were partially offset by an 8.8% decline in circulation unit sales for AMI’s weekly publications, which was in-line with other checkout titles’ performance. Contributing to the decline in unit sales were factors including recent strong competition in the weekly magazine market.

Advertising revenues increased $3.9 million or 10.1% from the prior year’s comparable fiscal quarter. This increase in advertising revenues is primarily related to Star and Shape. Advertising revenue for Star is up 57% from the prior year’s comparable fiscal quarter. Advertising revenue for Shape is up 34% from the prior year’s comparable fiscal quarter.

Operating Expenses

Total operating expenses for the current fiscal quarter increased by $14,481,000, or 14.5% versus the prior year. This increase was primarily due to increased operating expenses related to Star in the current fiscal quarter ($9.2 million), significantly increased legal charges ($3.6 million), an increase in depreciation expense ($0.8 million) and the net impact of the issue delivery changes ($2.4 million). These increases were offset by $2.7 million of restructuring expenses that were charged to expense during the prior year’s comparable fiscal quarter. Upgraded paper for Star contributed approximately $4.2 million and one-time promotional cost contributed $0.9 million of the $9.2 million in incremental expenses.

Interest Expense

Interest expense decreased for the current fiscal quarter by $100,000 to $17,539,000 compared to the prior year’s comparable fiscal quarter. Included in interest expense for the current fiscal quarter was a decrease in interest expense of $2.5 million related to our interest rate swap agreement. Included in interest expense for the prior year’s comparable fiscal quarter was a decrease in interest expense of $1.5 million related to our interest swap agreement. Additionally, there was a higher effective interest rate during the current fiscal quarter of 4.4% as compared to 4.0% in the prior year’s comparable fiscal quarter.

Income Taxes

The provision for income taxes decreased for the current fiscal quarter by $1,595,000 to $1,981,000 compared to the prior year’s comparable fiscal quarter. This decrease was primarily due to the overall decrease in pre-tax income. The effective tax rate for the fiscal quarters ended September 27, 2004 and September 29, 2003 was 42% and 38%, respectively.

Two Fiscal Quarters Ended September 27, 2004 vs. Two Fiscal Quarters Ended September 29, 2003

Please note that our two fiscal quarters ended September 27, 2004 include 27 issues of our weekly publications versus 26 issues for the prior year’s comparable two fiscal quarters due to a change in the scheduled delivery dates of the weekly publications. The delivery of these publications generally moved to a pre-weekend schedule during the quarter ended September 27, 2004. Revenues from this additional issue of our weekly publications were partially offset by one less issue of Men’s Fitness (five issues versus six) and Muscle and Fitness Hers (four issues versus five) in the two quarters ended September 27, 2004. The net impact on operating revenues was an increase of $4.6 million.

Revenues

Total operating revenues were $270,009,000 for the first six months. Operating revenues increased by $18,162,000, or 7.2%, from the prior year. This increase is primarily due to an increase in circulation revenues of $9.3 million and an increase in advertising revenues of $9.3 million, which includes the net impact of the issue delivery changes of $4.6 million as discussed above. The increase in circulation revenues is primarily related to the Star. In addition, the new Star has increased single copy sales since its April 2004 national launch by 9.2%, even at the higher $3.29 cover price. This increase was partially offset by an 11.0% decline in circulation unit sales for AMI’s weekly publications, which was in-line with other checkout titles’ performance. Contributing to the decline in unit sales were factors including recent strong competition in the weekly magazine market.

Advertising revenues increased $9.3 million or 12.2% from the prior year. This increase in advertising revenues is primarily related to the Star and Shape. Star’s advertising revenues increased 42% versus the prior year. Advertising revenues for Shape has increased 30% from the prior year.

Operating Expenses

Total operating expenses for the first six months increased by $27,042,000, or 13.8%, when compared to the prior year. This increase was primarily due to operating expenses related to Star in the first six months ($19.7 million), significantly increased legal charges ($3.1 million), an increase in depreciation expense ($1.9 million) and the net impact of the issue delivery changes ($2.4 million). These increases were offset by $2.7 million of restructuring expenses that were charged to expense during the prior year’s comparable two fiscal quarters. Upgraded paper for the Star contributed approximately $7.9 million and one-time promotional costs contributed $3.9 million of the $19.7 million in incremental expenses.

Interest Expense

Interest expense increased for the two current fiscal quarters by $3,286,000 to $40,975,000 compared to the prior year. This increase in interest expense relates to increased interest expense of $1.3 million for the two current fiscal quarters related to our interest rate swap agreement versus a decline of $1.5 million in the prior year’s results.

Income Taxes

The provision for income taxes decreased for the two current fiscal quarters by $4,308,000 to $2,571,000 compared to the prior year’s comparable two fiscal quarters. This decrease was primarily due to lowered pre-tax income. The effective tax rate for the six months ended September 27, 2004 and September 29, 2003 was 43% and 38%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have substantially increased our indebtedness in connection with the Weider Acquisition. Our liquidity requirements have been significantly increased, primarily due to increased interest and principal payment obligations under the Credit Agreement and our subordinated notes. We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to fund our debt service requirements under the Credit Agreement and the subordinated notes, to make capital expenditures and to cover working capital requirements. As of September 27, 2004, there were no amounts outstanding on the revolving credit facility. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the subordinated notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Our ability to make scheduled payments of principal and interest under the Credit Agreement and the subordinated notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At September 27, 2004, we had cash and cash equivalents of $15.6 million and a working capital deficiency of $7.8 million. We do not consider our working capital deficiency to be a true measure of our liquidity position as our working capital needs typically are met by cash generated by our business. Our working capital deficiency resulted principally from our policy of using available cash to reduce borrowings which are recorded as noncurrent liabilities, thereby reducing current assets without a corresponding reduction in current liabilities.

Historically, our primary sources of liquidity have been cash generated from operations and amounts available under our credit agreements, which have been used to fund shortfalls in available cash.

We made capital expenditures in the two fiscal quarters ended September 29, 2003 and September 27, 2004 totaling $12.5 million and $11.4 million, respectively.

At September 27, 2004, our outstanding indebtedness totaled $978.0 million, of which $426.8 million represented borrowings under the credit agreement and $0.5 million represents unamortized bond premium. At November 10, 2004, our outstanding indebtedness totaled $976.6 million, of which $425.4 million represented borrowings under the credit agreement. As of September 27, 2004, the Company’s effective interest rate on borrowings under the credit agreement was 4.4%. The effective rate for borrowings under the credit agreement averaged 4.2% for the two fiscal quarters ended September 27, 2004. The effective rate for borrowings under the credit agreement averaged 4.1% for the two fiscal quarters ended September 29, 2003.

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

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The following table and discussion summarizes EBITDA for the three months and six months ended September 29, 2003 and September 27, 2004 (dollars in 000’s):

	Fiscal Quarter Ended September 29, 2003	Fiscal Quarter Ended September 27, 2004	Two Fiscal Quarters Ended September 29, 2003	Two Fiscal Quarters Ended September 27, 2004
Net income (6)	$5,938	$2,701	$11,320	$3,421
Add -
Interest expense	17,639	17,539	37,689	40,975
Income taxes	3,576	1,981	6,879	2,571
Depreciation and amortization	10,193	10,970	20,211	22,075
Other (income) expense, net	(95)	45	60	101

EBITDA (6)	37,251	33,236	76,159	69,143
Management bonus (1)	—	—	2,310	—
Restructuring expense (2)	2,705	—	2,705	—
Management fees (3)	500	500	1,000	1,000
Star re-launch and new titles launch expenses (4)	—	2,476	—	6,335

Adjusted EBITDA (5)(6)	$40,456	$36,212	$82,174	$76,478

(1)	Net income for the two fiscal quarters ended September 29, 2003 includes a $2.3 million bonus as an expense granted to certain members of management as part of the Company’s recapitalization on April 17, 2003. This bonus was funded with cash contributed as part of the recapitalization.
(2)	Net income for the fiscal quarter ended September 29, 2003 includes $2.7 million of severance and relocation expenses relating to the relocation of publications to our New York facility.
(3)	The Company’s amended Credit Agreement allows for the add-back of management fees.
(4)	The Company’s amended Credit Agreement allows for the add-back of certain non-recurring Star re-launch costs and expenses relating to the launch of new magazine titles to the extent such charges and expenses were incurred during such quarters.
(5)	Adjusted EBITDA is presented to identify EBITDA add-backs and deductions as required per our Credit Agreement. Adjusted EBITDA is used to determine our compliance with our Credit Agreement covenant ratios. Accordingly, Adjusted EBITDA is presented as it is a meaningful measurement for our debt compliance.
(6)	Includes $4.0 million for significant legal charges in the fiscal quarter ended September 27, 2004.

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

Critical Accounting Policies and Estimates

During the fiscal quarter ended September 27, 2004, there were no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 29, 2004.

Forward-Looking Statements

Some of the information presented in this Form 10-Q constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•	our high degree of leverage and significant debt service obligations,

•	our ability to refinance existing debt,

•	our ability to increase circulation and advertising revenues,

•	market conditions for our publications,

•	our ability to develop new publications and services,

•	outcomes of pending and future litigation,

•	the effects of terrorism, including bio-terrorism, on our business,

•	increasing competition by media companies,

•	lower than expected valuations associated with cash flows and revenues may result in the inability to realize the value of recorded intangibles and goodwill,

•	changes in the costs of paper used by us,

•	any future changes in management,

•	general risks associated with the publishing industry,

•	declines in spending levels by advertisers and consumers,

•	the ability in a challenging environment to continue to develop new sources of circulation,

•	increased costs and business disruption resulting from diminished service levels from our wholesalers, and

•	the introduction and increased popularity over the long term of alternative technologies for the provision of news and information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial statements. We are subject to interest risk on our credit facilities and any future financing requirements. Our fixed rate debt consists primarily of senior subordinated notes.

Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt would have resulted in a change of $1.4 million in our interest expense for the fiscal quarter ended September 27, 2004.

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable rate debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we received a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. As of September 27, 2004, the fair value of this swap was a receivable of $311,000. The change in the fair value of the swap has been recognized as an addition to interest expense for the fiscal quarter ended September 27, 2004. On January 15, 2004, we received $1,635,000 in connection with the interim settlement of this swap agreement. Additionally, on July 15, 2004, we received $1,166,000 in connection with the interim settlement of this swap agreement. The next reset date for this swap agreement is January 15, 2005. At each reset date the Company either receives or pays money based on the fair value of the swap as of that date.

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

(b) Internal Control Over Financial Reporting:

During the three month period ended September 27, 2004, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 10, 2004

/s/ DAVID J. PECKER
David J. Pecker
Chairman of the Board, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2004

/s/ JOHN A. MILEY
John A. Miley
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2004

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