Form 10-Q
period 2004-12-27
AMERICAN MEDIA OPERATIONS INC
filed 2005-02-09
CIK 853927

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 27, 2004

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

As of February 9, 2005 there were 7,507 shares of common stock outstanding.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

December 27, 2004

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share information)

	March 29, 2004	December 27, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,192	$15,414
Receivables, net	66,907	60,862
Inventories	34,518	21,109
Prepaid expenses and other	11,391	16,099

Total Current Assets	135,008	113,484

PROPERTY AND EQUIPMENT, at cost:
Land and buildings	4,580	4,361
Machinery, fixtures and equipment	41,003	42,802
Display racks	46,810	52,544

	92,393	99,707
Less – accumulated depreciation	(47,340)	(58,864)

	45,053	40,843

LONG TERM NOTE RECEIVABLE, net	1,384	1,384

DEFERRED DEBT COSTS, net	24,996	21,634

OTHER LONG TERM ASSETS	1,459	1,993

GOODWILL, net of accumulated amortization of $74,757	661,639	661,639

OTHER INTANGIBLES	627,937	617,138

	$1,497,476	$1,458,115

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of term loan	$5,734	$5,795
11.625% Senior Subordinated Notes Due 2004	740	—
Accounts payable	42,076	37,812
Accrued expenses	59,395	45,730
Deferred revenues	39,614	26,342

Total current liabilities	147,559	115,679

TERM LOAN AND REVOLVING CREDIT COMMITMENT, net of current portion	433,918	419,606

SUBORDINATED INDEBTEDNESS:
10.25% Senior Subordinated Notes Due 2009	400,000	400,000
Bond Premium on 10.25% Senior Subordinated Notes Due 2009	530	452
8.875% Senior Subordinated Notes Due 2011	150,000	150,000

	550,530	550,452

DEFERRED INCOME TAXES	158,323	162,227

STOCKHOLDER’S EQUITY:
Common stock, $.20 par value; 7,507 shares issued and outstanding	2	2
Additional paid-in capital	281,857	281,757
Accumulated other comprehensive income (loss)	(28)	(63)
Accumulated deficit	(74,685)	(71,545)

TOTAL STOCKHOLDER’S EQUITY	207,146	210,151

	$1,497,476	$1,458,115

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in 000’s)

	Three Fiscal Quarters Ended December 29, 2003	Three Fiscal Quarters Ended December 27, 2004
REVENUES:
Circulation	$241,362	$253,252
Advertising	105,344	123,148
Other	23,473	23,002

Total revenues	370,179	399,402

OPERATING EXPENSES:
Editorial	42,887	44,115
Production	98,892	119,659
Distribution, circulation and other cost of sales	55,734	60,261
Selling, general and administrative expenses	62,149	74,202
Loss on insurance settlement	200	—
Restructuring expense	2,739	—
Depreciation and amortization	30,325	33,164

Total operating expenses	292,926	331,401

OPERATING INCOME	77,253	68,001

INTEREST EXPENSE, net	(57,743)	(62,173)
OTHER INCOME (EXPENSE), net	(123)	(109)

INCOME BEFORE PROVISION FOR INCOME TAXES	19,387	5,719

PROVISION FOR INCOME TAXES	(7,375)	(2,579)

NET INCOME	$12,012	$3,140

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in 000’s)

	Fiscal Quarter Ended Dec. 29, 2003	Fiscal Quarter Ended Dec. 27, 2004
REVENUES:
Circulation	$81,546	$84,165
Advertising	29,176	37,700
Other	7,610	7,528

Total revenues	118,332	129,393

OPERATING EXPENSES:
Editorial	13,780	14,929
Production	33,970	38,532
Distribution, circulation and other cost of sales	17,057	20,384
Selling, general and administrative expenses	22,072	23,526
Restructuring expense	34	—
Depreciation and amortization	10,114	11,089

Total operating expenses	97,027	108,460

OPERATING INCOME	21,305	20,933

INTEREST EXPENSE, net	(20,054)	(21,198)
OTHER INCOME (EXPENSE), net	(63)	(8)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,188	(273)

PROVISION FOR INCOME TAXES	(496)	(8)

NET INCOME (LOSS)	$692	$(281)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(in 000’s)

	Three Fiscal Quarters Ended December 29, 2003	Three Fiscal Quarters Ended December 27, 2004
Net income	$12,012	$3,140

Other comprehensive income (loss)
Foreign currency translation adjustments	70	(35)

Other comprehensive income (loss)	70	(35)

Comprehensive income	$12,082	$3,105

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(in 000’s)

	Fiscal Quarter Ended Dec. 29, 2003	Fiscal Quarter Ended Dec. 27, 2004
Net income (loss)	$692	$(281)

Other comprehensive income (loss)
Foreign currency translation adjustments	165	(10)

Other comprehensive income (loss)	165	(10)

Comprehensive income (loss)	$857	$(291)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in 000’s)

	Three Fiscal Quarters Ended Dec. 29, 2003	Three Fiscal Quarters Ended Dec. 27, 2004
Cash Flows from Operating Activities:
Net income	$12,012	$3,140

Adjustments to reconcile net income to net cash provided by operating activities -
Gain on sale of fixed assets	(57)	(149)
Bond premium amortization	(78)	(78)
Depreciation of property and equipment and amortization of intangible assets	30,325	33,164
Deferred debt cost amortization	4,757	4,844
Non-cash compensation charge	66	—
Decrease (increase) in -
Receivables	6,470	6,045
Inventories	(16,045)	13,409
Prepaid expenses and other	(3,388)	(4,708)
Other long term assets	—	(534)
Increase (decrease) in -
Accounts payable	(3,893)	(4,264)
Accrued expenses	(326)	(1,453)
Accrued interest	(6,146)	(5,049)
Accrued income taxes	(6,084)	(3,258)
Deferred revenues	(8,512)	(13,272)

Total adjustments	(2,911)	24,697

Net cash provided by operating activities	9,101	27,837

Cash Flows from Investing Activities:
Capital expenditures	(18,023)	(18,192)
Proceeds from the sale of fixed assets	199	185
Payment received on long term note receivable	31	—
Acquisition of business	(8,421)	—

Net cash used in investing activities	(26,214)	(18,007)

Cash Flows from Financing Activities:
Term loan and revolving credit commitment principal repayments, net of borrowings	(7,710)	(14,991)
Capital contribution	6,138	—
Return of capital contribution	—	(100)
Payment of deferred debt costs	(736)	(1,482)

Net cash used in financing activities	(2,308)	(16,573)

Effect of Exchange Rate Changes on Cash	70	(35)

Net Decrease in Cash and Cash Equivalents	(19,351)	(6,778)
Cash and Cash Equivalents at Beginning of Period	40,475	22,192

Cash and Cash Equivalents at End of Period	$21,124	$15,414

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Income taxes	$6,043	$542
Interest	60,941	60,398

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 27, 2004

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein. Operating results for the fiscal period ended December 27, 2004, are not necessarily indicative of the results that may be expected for future periods.

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

The three fiscal quarters ended December 27, 2004 include 40 issues of our weekly publications versus 39 issues for the prior year’s comparable three fiscal quarters due to a change in the scheduled delivery dates of the weekly publications. The delivery of these publications generally moved to a pre-weekend schedule during the quarter ended September 27, 2004. The net impact on revenues was an increase of $7.1 million.

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

Deferred revenues are comprised of the following:

	March 29, 2004	December 27, 2004
Single Copy	$5,590	$—
Subscriptions	32,850	26,109
Advertising	1,174	233

	$39,614	$26,342

Other revenues, primarily from marketing services performed for third parties by Distribution Services, Inc. (“DSI”), a wholly-owned subsidiary, are recognized when the service is performed.

(4) INVENTORIES

Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation. Inventories are comprised of the following:

	March 29, 2004	December 27, 2004
Raw materials – paper	$27,070	$19,487
Finished product - paper, production and distribution costs of future issues	7,448	1,622

	$34,518	$21,109

(5) SUBSCRIPTION ACQUISITION COSTS

Subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that result in probable future economic benefits. Direct-response advertising consists of television advertising for subscriptions, product promotional mailings, magazine insert cards, telemarketing and subscription promotions. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit. The direct-response advertising costs are amortized over the related one-year subscription period. At March 29, 2004 and December 27, 2004, $1,786,000 and $4,209,000, respectively, of subscription acquisition advertising was reported as assets. Amortization expense related to subscription acquisition advertising for the three quarters ended December 27, 2004, was $4,479,000.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets not subject to amortization had a carrying value of $557,365,000 as of March 29, 2004 and December 27, 2004, and consist of tradenames with indefinite lives.

Intangible assets subject to amortization after the adoption of SFAS No. 142 consist of the following:

	March 29, 2004				December 27, 2004
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Covenants not to compete	5-10	$22,500	$(7,466)	$15,034	$22,500	$(9,652)	$12,848
Subscriber lists	3-15	66,238	(24,308)	41,930	66,171	(30,110)	36,061
Advertising relationships	3	7,750	(2,865)	4,885	7,750	(4,697)	3,053
Non-subscriber customer relationships	8	10,150	(1,427)	8,723	10,150	(2,339)	7,811

		$106,638	$(36,066)	$70,572	$106,571	$(46,798)	$59,773

Amortization expense of intangible assets for the three fiscal quarters ended December 29, 2003 and December 27, 2004, was $10.6 million and $10.8 million, respectively.

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

Based on the carrying value of identified intangible assets recorded at December 27, 2004, and assuming no subsequent impairment of the underlying assets, annual amortization expense for the next five fiscal years is expected to be as follows:

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

(8) CREDIT AGREEMENT

The Company’s bank credit agreement (the “Credit Agreement”) is comprised of three separate term loan commitments and a $60 million revolving credit commitment. As of December 27, 2004, the Company had $425.4 million of borrowings under the term loan commitments and there were no amounts outstanding under the revolving credit commitment. The revolving credit commitment, which expires in April 2006, allows funds to be borrowed and repaid from time to time with permanent reductions in the revolving credit commitment permitted at our option. We are required to pay a commitment fee ranging from 3/8% to 1/2% of the unused portion of the revolving commitment.

The Credit Agreement requires the Company to be in compliance with certain maintenance covenants which include but are not limited to, maintaining a total leverage ratio covenant of 6.95 through March 2005, 6.75 from June 2005 through March 2006 and 6.50 from June 2006 and thereafter. In addition, the Company must maintain an interest coverage ratio of 1.75 through the maturity of the Credit Agreement. The Credit Agreement also contains certain covenants that, among others, restrict paying cash dividends, incurring additional indebtedness, entering into certain mergers or consolidations, making capital expenditures and selling or otherwise disposing of assets. We are also required to satisfy certain financial tests relating to operating cash flow and debt coverage ratios in addition to those mentioned above. As of December 27, 2004, the Company was in compliance with all of these covenants and conditions.

Borrowings under the term loan commitments are payable in varying quarterly installments through April of 2007. We are required to make Excess Cash Flow payments (as defined), which will be applied ratably to the then outstanding term loans. There were no required Excess Cash Flow payments for the fiscal year ended March 29, 2004.

Our obligations under the Credit Agreement are guaranteed by all of our subsidiaries and by Media. The obligations and such guarantees are secured by (i) a pledge by the Company of all of the capital stock of its subsidiaries, (ii) a pledge of all of the capital stock of the Company and (iii) a security interest in substantially all of the assets of the Company’s subsidiaries.

The effective interest rate under the Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of December 27, 2004 was 4.9% and the weighted average effective interest rates for the three fiscal quarters ended December 29, 2003 and December 27, 2004 were 4.1% and 4.4%, respectively.

(9) SUBORDINATED INDEBTEDNESS

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

(10) RECAPITALIZATION OF EQUITY

On April 17, 2003, the Company completed a series of transactions whereby principals and affiliates of Evercore Partners LLP (“Evercore”) and Thomas H. Lee Company (“T.H. Lee”), David J. Pecker, the Chief Executive Officer of the Company, other members of management and certain other investors contributed approximately $434.6 million in cash and existing ownership interests valued at approximately $73.3 million, of EMP Group LLC, our ultimate parent, to a merger entity which was then merged with and into EMP Group LLC in exchange for newly issued ownership interests of EMP Group LLC.

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

(11) DEFERRED DEBT COSTS

Certain costs incurred in connection with the issuance of our long-term debt have been deferred and are amortized as part of interest expense over periods from 1 to 10 years. For the three fiscal quarters ended December 29, 2003 and December 27, 2004, amortization of deferred debt costs, which is included in interest expense in the accompanying consolidated statements of income, totaled approximately $4.8 million and $4.8 million, respectively.

In connection with the Company’s issuance of $150 million of 10.25% Series B Senior Subordinated Notes due 2009 on February 14, 2002, $7.0 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the notes. In connection with our issuance of $150 million of 8.875% Senior Subordinated Notes due 2011 on January 23, 2003, $7.9 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the notes. In connection with an increase in the term loan amount of the Credit Agreement of $140 million on January 23, 2003, $3.5 million of debt costs have been deferred and are being amortized as part of interest expense over the life of the Credit Agreement. In connection with our Credit Agreement amendment on February 17, 2004, $260,000 of debt costs have been deferred and were amortized as part of interest expense over the life of the amendment. This amendment provided for an increase in the leverage ratio from 6.25 to 6.50 for the fiscal quarters ended December 29, 2003 and March 29, 2004. Additionally, in connection with our Credit Agreement amendment on June 25, 2004, $1.3 million of debt costs have been deferred and are being amortized as part of interest expense over the life of the amendment. This amendment changed the Company’s total leverage ratio covenant and certain interest coverage ratio covenants through June 2006. As a result of the amendment, the total leverage ratio covenant is 6.95 through March 2005, 6.75 from June 2005 to March 2006 and 6.50 from June 2006 and thereafter. The interest coverage ratio remains at 1.75 from March 2004 and thereafter.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of our financial instruments is as follows:

	March 29, 2004		December 27, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan, including current portion	$439,652	$439,652	$425,401	$425,401
Subordinated indebtedness	$550,000	$561,875	$550,000	$581,062
Interest rate swap receivable (payable)	$2,813	$2,813	$(454)	$(454)

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

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable rate debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we received a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. As of December 27, 2004, the fair value of this swap was a liability of $454,000. The change in the fair value of the swap has been recognized as an addition to interest expense for the three fiscal quarters ended December 27, 2004. On January 15, 2004, we received $1,635,000 in connection with the interim settlement of this swap agreement. On July 15, 2004, we received $1,166,000 in connection with the interim settlement of this swap agreement. Additionally, on January 18, 2005, we received $213,000 in connection with the interim settlement of this swap agreement. The next reset date for this swap agreement is July 15, 2005. At each reset date the Company either receives or pays money based on the fair value of the swap as of that date.

(13) FRONTLINE MARKETING

On November 27, 2000, the Company sold its 80% owned subsidiary, Frontline Marketing Inc. (“FMI”), to the minority shareholder for a $2.5 million note receivable (the “FMI Note”). The FMI Note initially had a short-term component of $500,000, which amount has been paid in full, and a long-term component of $2,000,000 which is payable to us based on defined cash flow of FMI. The FMI Note bears interest at 9%. No gain or loss was initially recognized on this transaction. As of December 27, 2004, the FMI Note’s balance is $1.4 million.

(14) LITIGATION

Various suits and claims arising in the ordinary course of business have been instituted against us. We have insurance policies available to recover potential legal costs. We periodically evaluate and assess the risks and uncertainties associated with litigation independent from those associated with our potential claim for recovery from third party insurance carriers. During the three fiscal quarters ended December 27, 2004, the Company provided $4 million related to legal charges. In the opinion of management, none of the suits and claims currently pending will have a material adverse effect on the Company’s financial statements.

(15) RESTRUCTURING ACTIVITIES

During the fiscal year ended March 29, 2004, the Company initiated a plan to relocate the Star and Mira! publications to New York City. The Company’s relocation plan involved the termination of 94 employees. This activity resulted in a charge of $2,600,000 for termination benefits and $139,000 for costs associated with the relocation of existing employees. Through December 27, 2004, the Company has paid all termination benefits and all costs associated with relocation of existing employees. The Company has completed this restructuring plan.

The following summarizes the cumulative activity in the Company’s reserve related to this activity as of December 27, 2004 (in thousands):

	Restructuring Expense	Cash Payments	Balances December 27. 2004
Accrued liabilities:
Severance	$2,600	$(2,600)	$—
Relocation	139	(139)	—

	$2,739	$(2,739)	$—

In connection with the relocation of Star magazine, the Company entered into an agreement to lease an additional 33,000 square feet in its One Park Avenue building in New York City. The lease term for this additional space is from November 2003 to March 2010. The annual base rent for this additional space is approximately $940,000.

(16) NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was amended in December 2003. This Interpretation requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this Interpretation did not have a material effect on our consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This Statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in its first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a nationally distributed publisher in the fields of weekly celebrity journalism and health and fitness magazines. We publish the following magazines: Star, Shape, Men’s Fitness, Muscle & Fitness, Flex, Muscle & Fitness Hers, Fit Pregnancy, Natural Health, Shape en Espanol, National Enquirer, Globe, National Examiner, Weekly World News, Sun, Country Weekly and MIRA!, as well as other special topic magazines.

Due to a change in the scheduled delivery dates of our weekly publications, our three fiscal quarters ended December 27, 2004 include 40 issues of our weekly publications versus 39 issues for the prior year’s comparable three fiscal quarters. The net impact on revenues and operating expenses for the three fiscal quarters ended December 27, 2004 was an increase of $7.1 million and $3.8 million, respectively. The fiscal quarter ended December 27, 2004 and the fiscal quarter ended December 29, 2003 each contained 13 issues of our weekly publications.

In April of 2004, we nationally re-launched the Star tabloid newspaper as a 100-page glossy magazine. Since its re-launch, the Star magazine has realized an increase in revenues and also an increase in operating costs relating to the publication of the magazine. Also since the re-launch of Star, we were able to increase its cover price as well as realize an increase in subscription and advertising revenues. Related to the re-launch of Star, revenues increased $6.4 million and $25.6 million for the three and nine month periods ended December 27, 2004, respectively. Also related to the re-launch of Star, operating expenses increased $7.4 million and $27.1 million for the three and nine month periods ended December 27, 2004, respectively. We believe that we will be able to increase future revenues relating to Star while maintaining a similar cost structure.

Results of Operations

Fiscal Quarter Ended December 27, 2004 vs. Fiscal Quarter Ended December 29, 2003

Revenues

Total revenues were $129.4 million for the current fiscal quarter ended December 27, 2004. Revenues increased by $11.1 million, or 9.3%, from the prior year’s comparable fiscal quarter. This increase is primarily due to an increase in circulation revenues of $2.6 million and an increase in advertising revenues of $8.5 million. The increase in circulation revenues is primarily related to an increase in the cover price for the Star which resulted in an increase in circulation revenues of $7.3 million for the quarter. This increase in circulation revenues was partially offset by a 7.2% decline in circulation unit sales for AMI’s weekly publications, a decrease of $4.1 million for the quarter. Contributing to the decline in unit sales were factors including recent strong competition in the weekly magazine market. Advertising revenues increased $8.5 million or 29.2% when compared to the prior year fiscal quarter. This increase in advertising revenues was primarily related to the Star and Shape magazines which increased 70% and 36%, respectively.

Operating Expenses

Total operating expenses for the current fiscal quarter increased by $11.4 million, or 11.8% versus the prior year’s comparable fiscal quarter. This increase was primarily due to increased operating expenses related to Star in the current fiscal quarter of $7.4 million. The increase in Star operating expenses included $2.5 million related to upgraded paper, $1.3 million related to an increase in subscription copies, $1.6 million related to subscription fulfillment and acquisition costs and $0.7 million related to promotional launch costs. The additional increase in operating expenses for the quarter were due to an increase in depreciation expense of $0.8 million, increased subscription fulfillment and acquisition costs for Shape and Men’s Fitness of $1.1 million and an increase in advertising sales costs of $1.7 million.

Interest Expense

Interest expense increased for the current fiscal quarter by $1.1 million to $21.2 million compared to the prior year’s comparable fiscal quarter. Included in interest expense for the current fiscal quarter was an increase in interest expense of $0.8 million related to our interest rate swap agreement. Included in interest expense for the prior year’s comparable fiscal quarter was a decrease in interest expense of $0.2 million related to our interest swap agreement. Additionally, there was a higher effective interest rate during the current fiscal quarter of 4.4% as compared to 4.1% in the prior year’s comparable fiscal quarter.

Income Taxes

The provision for income taxes decreased for the current fiscal quarter by $488,000 to $8,000 compared to the prior year’s comparable fiscal quarter. This decrease was primarily due to the overall decrease in pre-tax income.

Three Fiscal Quarters Ended December 27, 2004 vs. Three Fiscal Quarters Ended December 29, 2003

Please note that our three fiscal quarters ended December 27, 2004 include 40 issues of our weekly publications versus 39 issues for the prior year’s comparable three fiscal quarters due to a change in the scheduled delivery dates of the weekly publications. The net impact on revenues and operating expenses for the three fiscal quarters ended December 27, 2004 was an increase of $7.1 million and $3.8 million, respectively.

Revenues

Total revenues were $399.4 million for the three current fiscal quarters ended December 27, 2004. Revenues increased by $29.2 million, or 7.9%, over the prior year comparative period. This increase was primarily due to an increase in circulation revenues of $11.9 million and an increase in advertising revenues of $17.8 million, which includes the net impact of the issue delivery changes of $7.1 million as mentioned above. The increase in circulation revenues was primarily related to an increase in the cover price for the Star which resulted in an increase in circulation revenues of $23.4 million for the three current fiscal quarters. These increases in circulation revenues were partially offset by an 8.4% decline in circulation unit sales for AMI’s weekly publications, a decrease of $11.4 million for the three current fiscal quarters. Contributing to the decline in unit sales were factors including recent strong competition in the weekly magazine market. Advertising revenues increased $17.8 million or 16.9% when compared to the prior year period. This increase in advertising revenues was primarily related to the Star and Shape which increased 50.8% and 31.4%, respectively, when compared to the prior year period.

Operating Expenses

Total operating expenses for the three current fiscal quarters increased by $38.5 million, or 13.1%, when compared to the prior year. This increase was primarily due to an increase in operating expenses related to the Star for the three current fiscal quarters of $27.1 million. The increase in Star related expenses included $10.5 million related to upgraded paper, $4.1 million related to an increase in subscription copies, $2.7 million relating to subscription fulfillment and acquisition costs and promotional launch costs of $4.2 million. The additional increases in operating expenses were due to increased legal charges of $2.1 million, an increase in depreciation expense of $2.7 million, an increase in advertising sales costs of $4.3 million and additional issue delivery changes of $3.8 million as mentioned above. These increases were offset by a $2.7 million restructuring charge during the prior year’s comparable three fiscal quarter period.

Interest Expense

Interest expense increased for the three current fiscal quarters by $4.4 million to $62.2 million compared to the prior year. This increase in interest expense relates to increased interest expense of $2.1 million for the three current fiscal quarters related to our interest rate swap agreement versus a decline of $1.7 million in the prior year’s results. Additionally, there was a higher effective interest rate during the current fiscal quarter of 4.4% as compared to 4.1% in the prior year’s comparable fiscal quarter.

Income Taxes

The provision for income taxes decreased for the three current fiscal quarters by $4.8 million to $2.6 million compared to the prior year’s comparable three fiscal quarters. This decrease was primarily due to lowered pre-tax income. The effective tax rate for the nine months ended December 27, 2004 and December 29, 2003 was 45% and 38%, respectively. The effective tax rate for the nine months ended December 27, 2004 increased from the prior year as a result of the impact of permanent deductions as a percentage of income before provision for income taxes being greater during the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and amounts available to be borrowed under our Credit Agreement. As of December 27, 2004, we had cash and cash equivalents of $15.4 million, borrowing capacity of $60.0 million under the revolving credit facility and a working capital deficiency of $2.2 million. Our working capital deficiency resulted principally from our policy of using available cash to reduce borrowings under our Credit Agreement which are recorded as noncurrent liabilities, thereby reducing current assets without a corresponding reduction in current liabilities.

We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to provide the liquidity necessary to meet our financial commitments for at least the next twelve months. As of December 27, 2004, there were no amounts outstanding on the revolving credit facility. We believe, however, that based upon our current level of operations and anticipated growth, it will be necessary to refinance the Credit Agreement by June 2006 and the subordinated notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Cash provided by operating activities was $27.8 million for the three fiscal quarters ended December 27, 2004. Cash provided by operating activities for the three fiscal quarters ended December 27, 2004 benefited from our usage of existing paper inventories for the production of publications over the current three fiscal quarter period. Our inventory decreased from $34.5 million as of March 29, 2004 to $21.1 million as of December 27, 2004. Cash used in investing activities was $18.0 million for the three fiscal quarters ended December 27, 2004. During this three quarter period we used $14.2 million for capital expenditures related to rack acquisitions and $4.0 million related to all other capital expenditures.

Cash used in financing activities was $16.6 million for the three fiscal quarters ended December 27, 2004. During this three quarter period we made term loan repayments of $15.0 million and incurred deferred debt costs of $1.5 million. Our ability to make scheduled payments of principal and interest under the Credit Agreement and the subordinated notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At December 27, 2004, our outstanding indebtedness totaled $975.9 million, of which $425.4 million represented borrowings under the Credit Agreement and $0.5 million represents unamortized bond premium. At February 9, 2005, our outstanding indebtedness totaled $974.5 million, of which $424.0 million represented borrowings under the Credit Agreement. As of December 27, 2004, the Company’s effective interest rate on borrowings under the Credit Agreement was 4.9%. The effective rate for borrowings under the Credit Agreement averaged 4.4% for the three fiscal quarters ended December 27, 2004. The effective rate for borrowings under the Credit Agreement averaged 4.1% for the three fiscal quarters ended December 29, 2003.

The Company has no material assets or operations other than the investments in our subsidiaries. The subordinated notes are unconditionally guaranteed, on a senior subordinated basis, by all of our domestic subsidiaries. Each domestic subsidiary that will be organized in the future by us, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the subordinated notes on a senior subordinated basis. Subordinated note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. The note guarantors are our subsidiaries. At present, the note guarantors comprise all of our direct and indirect domestic subsidiaries. Note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the credit facility, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the credit facility. Furthermore, the subordinated note indentures permit note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. We have not presented separate financial statements and other disclosures concerning each of the note guarantors, as these disclosures are not applicable under SEC rules and regulations.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The following table and discussion summarizes EBITDA for the three months and nine months ended December 29, 2003 and December 27, 2004 (dollars in 000’s). Adjusted EBITDA is presented to identify EBITDA add-backs and deductions as required under the terms of our Credit Agreement. Adjusted EBITDA is used to determine our compliance with our Credit Agreement covenant ratios. Accordingly, Adjusted EBITDA is presented as it is a meaningful measurement for our debt compliance.

	Fiscal Quarter Ended December 29, 2003	Fiscal Quarter Ended December 27, 2004	Three Fiscal Quarters Ended December 29, 2003	Three Fiscal Quarters Ended December 27, 2004
Net income (loss) (5)	$692	$(281)	$12,012	$3,140
Add -
Interest expense	20,054	21,198	57,743	62,173
Income taxes	496	8	7,375	2,579
Depreciation and Amortization	10,114	11,089	30,325	33,164
Other (income) expense, net	63	8	123	109

EBITDA (5)	31,419	32,022	107,578	101,165
Management bonus (1)	—	—	2,310	—
Restructuring expense (2)	—	—	2,705	—
Management fees (3)	500	500	1,500	1,500
Star re-launch and new titles launch expenses (4)	731	1,109	1,266	7,444

Adjusted EBITDA (5)	$32,650	$33,631	$115,359	$110,109

(1)	Net income for the three fiscal quarters ended December 29, 2003 includes a $2.3 million bonus as an expense granted to certain members of management as part of the Company’s recapitalization on April 17, 2003. This bonus was funded with cash contributed as part of the recapitalization.
(2)	Net income for the three fiscal quarters ended December 29, 2003 includes $2.7 million of severance and relocation expenses relating to the relocation of publications to our New York facility.
(3)	The Company’s amended Credit Agreement allows for the add-back of management fees.
(4)	The Company’s amended Credit Agreement allows for the add-back of certain non-recurring Star re-launch costs and expenses relating to the launch of new magazine titles to the extent such charges and expenses were incurred during such quarters.
(5)	Includes $4.0 million for significant legal charges for the three fiscal quarters ended December 27, 2004.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This Statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in its first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its results of operations or financial position.

Critical Accounting Policies and Estimates

During the fiscal quarter ended December 27, 2004, there were no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2004.

Forward-Looking Statements

Some of the information presented in this Form 10-Q constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•	our high degree of leverage and significant debt service obligations,

•	our ability to refinance existing debt,

•	our ability to increase circulation and advertising revenues,

•	market conditions for our publications,

•	our ability to develop new publications and services,

•	outcomes of pending and future litigation,

•	the effects of terrorism, including bio-terrorism, on our business,

•	increasing competition by media companies,

•	lower than expected valuations associated with cash flows and revenues may result in the inability to realize the value of recorded intangibles and goodwill,

•	changes in the costs of paper used by us,

•	any future changes in management,

•	general risks associated with the publishing industry,

•	declines in spending levels by advertisers and consumers,

•	the ability in a challenging environment to continue to develop new sources of circulation,

•	increased costs and business disruption resulting from diminished service levels from our wholesalers,

•	our ability to increase future revenues relating to Star while maintaining a similar cost structure, and

•	the introduction and increased popularity over the long term of alternative technologies for the provision of news and information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial statements. We are subject to interest risk on our credit facilities and any future financing requirements. Our fixed rate debt consists primarily of senior subordinated notes.

Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt would have resulted in a change of $1.4 million in our interest expense for the fiscal quarter ended December 27, 2004.

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable rate debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we received a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. As of December 27, 2004, the fair value of this swap was a liability of $454,000. The change in the fair value of the swap has been recognized as an addition to interest expense for the fiscal quarter ended December 27, 2004. On January 15, 2004, we received $1,635,000 in connection with the interim settlement of this swap agreement. On July 15, 2004, we received $1,166,000 in connection with the interim settlement of this swap agreement. Additionally, on January 18, 2005, we received $213,000 in connection with the interim settlement of this swap agreement. The next reset date for this swap agreement is July 15, 2005. At each reset date the Company either receives or pays money based on the fair value of the swap as of that date.

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

(b) Internal Control Over Financial Reporting:

During the three month period ended December 27, 2004, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See footnote 14 of Part I, Item I.

Item 6. Exhibits

*Exhibit 10.1 Agreement dated June 11, 2002, by and between American Media, Inc. (“AMI”) and R.R. Donnelley & Sons Company (“Donnelley”).

*Exhibit 10.2 Contract Change No. 1 made as of November 10, 2004 and entered into on November 18, 2004, by and between AMI and Donnelley.

*Exhibit 10.3 Printing Agreement dated as of December 2, 2004, between AMI and Quad/Graphics, Inc.

Exhibit 10.4 Employment Agreement between the Registrant and Thomas E. Severson, Jr. dated December 15, 2004.

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of the above exhibits have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDIA OPERATIONS, INC.
Registrant

Date: February 9, 2005

/s/ DAVID J. PECKER
David J. Pecker
Chairman of the Board, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 9, 2005

/s/ THOMAS E. SEVERSON, JR
Thomas E. Severson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: February 9, 2005

/s/ MARK J. BROCKELMAN
Mark J. Brockelman
Vice President of Finance
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
*Exhibit 10.1	Agreement dated June 11, 2002, by and between American Media, Inc. (“AMI”) and R.R. Donnelley & Sons Company (“Donnelley”).

*Exhibit 10.2	Contract Change No. 1 made as of November 10, 2004 and entered into on November 18, 2004, by and between AMI and Donnelley.

*Exhibit 10.3	Printing Agreement dated as of December 2, 2004, between AMI and Quad/Graphics, Inc.

Exhibit 10.4	Employment Agreement between the Registrant and Thomas E. Severson, Jr. dated December 15, 2004.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of the above exhibits have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.