Form 10-K
period 2005-03-31
AMERICAN MEDIA OPERATIONS INC
filed 2005-06-29
CIK 853927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-11112

American Media Operations, Inc.

(Exact name of the registrant as specified in its charter)

Delaware	59-2094424
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 American Media Way, Boca Raton, Florida	33464
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(561) 997-7733

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

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

As of June 29, 2005, 7,507.6 shares of registrant’s common stock were outstanding. The common stock is privately held and, to the knowledge of registrant, no shares have been sold in the past 60 days.

Documents Incorporated by Reference

None

AMERICAN MEDIA OPERATIONS, INC.

FORM 10-K

For the Fiscal Year Ended March 31, 2005

PART I

Item 1. Business

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company” or “us”, “we” or “our” are to American Media Operations, Inc. and its subsidiaries. All references to a particular fiscal year up to and including our fiscal year 2004 are to the four fiscal quarters ended the last Monday in March of the fiscal year specified. Beginning with the fiscal quarter ended March 31, 2005 and thereafter, we changed our fiscal year end to a calendar (or March 31, 2005) year end from a publishing calendar (or March 28, 2005) year end. This resulted in three additional days of operating expenses in our fourth fiscal quarter of fiscal year 2005. This change did not have any impact on our revenues.

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

On May 7, 1999 all of the common stock of Media was purchased by EMP Group LLC (the “LLC”), a Delaware limited liability company, pursuant to a merger of Media and EMP Acquisition Corp. (“EMP”), a wholly owned subsidiary of the LLC. Upon consummation of this transaction, EMP was merged with and into Media (the “Merger”) resulting in a change in ownership control of both Media and the Company. As a result of this change in control, as of the Merger date we reflected a new basis of accounting that included the elimination of historical amounts of certain assets and liabilities and the revaluation of certain of our tangible and intangible assets at fair value.

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

On February 14, 2002, we issued $150 million in aggregate principal amount of 10.25% Series B Senior Subordinated Notes due 2009 through a private placement. The gross proceeds from the offering were approximately $150.8 million including the premium on the notes. We used the gross proceeds of the offering to (a) make an approximately $75.4 million distribution to the LLC, (b) to prepay approximately $68.4 million of the term loans under our credit facility and (c) pay transaction costs. These notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness. These notes rank equally with all our existing and future senior subordinated indebtedness. These notes are guaranteed on a senior subordinated basis by all our current domestic subsidiaries.

On January 23, 2003, we acquired Weider Publications LLC, a newly formed company to which the magazine business of Weider Publications, Inc. and Weider Interactive Networks, Inc. (collectively, “Weider” or the “Weider Properties”) had been contributed by Weider Health and Fitness, Weider Health and Fitness, LLC and Weider Interactive Networks, Inc. (collectively, the “Sellers”). The aggregate purchase price paid by us was $357.3 million, which included a post-closing working capital adjustment of $7.3 million. Weider is the leading worldwide publisher of health and fitness magazines, with a total estimated monthly readership of 25 million in the United States, more than any other publisher in the health and fitness category. Weider currently publishes seven magazines, including Muscle & Fitness, Shape, Men’s Fitness, Flex, Fit Pregnancy, Natural Health and Shape en Espanol, with an aggregate average monthly circulation of approximately 4.2 million copies. In connection with the acquisition of the Weider Properties, Media borrowed $140 million in a new tranche C-1 term loan and $150 million in senior subordinated notes, and issued $50 million of new equity in the LLC (of which approximately $8.8 million was an equity contribution from the Sellers).

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

On April 17, 2003, we completed a series of transactions whereby principals and affiliates of Evercore Partners (“Evercore”) and

Thomas H. Lee Partners (“T.H. Lee”), David J. Pecker (the Chief Executive Officer of the Company), other members of management and certain other investors contributed approximately $434.6 million in cash and existing ownership interests of the LLC, our ultimate parent, valued at approximately $73.3 million, to a merger vehicle which was merged with and into the LLC in exchange for newly issued ownership interests of the LLC. These transactions are referred to collectively as the “Recapitalization” in this Form 10-K. Please see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a summary of our ownership structure and Note 10 to the Consolidated Financial Statements.

Industry Data and Circulation Information

Information contained in this Form 10-K concerning publishing industry data, circulation information, rankings, readership information (e.g., multiple readers per copy) and other industry and market information, including our general expectations concerning the publishing industry, are based on estimates prepared by us based on certain assumptions and our knowledge of the publishing industry as well as data from various third party sources. These sources include, but are not limited to, the report of the Audit Bureau of Circulations (“ABC”), BPA Circulation Statements, Statement of Ownership figures filed with the U.S. Postal Service (“BPA”), Mediamark Research Inc. (“MRI”) syndicated research data and Veronis Suhler Stevenson research data. While we are not aware of any misstatements regarding any industry data presented in this Form 10-K, we have not independently verified any of the data from any of these sources and, as a result, this data may be imprecise. Our estimates, in particular as they relate to our general expectations concerning the publishing industry, involve risks and uncertainties and are subject to change based on various factors.

Unless otherwise indicated, all average circulation information for our publications is an average of actual single copy circulation for the fiscal year ended March 31, 2005. All references to “circulation” are to single copy and subscription circulation, unless otherwise specified.

We are a leading publisher in the field of celebrity, health & fitness, country music and Spanish language magazines, as well as general interest titles. Our publications include Star, Shape, Celebrity Living, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Flex, Shape en Espanol, Looking Good Now, National Enquirer, Globe, Country Weekly, Mira!, and other weekly and monthly publications. We are the leader in total weekly single copy circulation of magazines in the United States and Canada with approximately 28% of total U.S. and Canadian circulation for audited weekly publications. Total average newsstand and subscription circulation per issue is approximately 6.2 million copies for our consumer publications (including Star) and 2.6 million copies for our tabloid publications, for an aggregate average newsstand and subscription circulation of 8.8 million copies.

On January 23, 2003, we acquired Weider Publications LLC, a newly formed company controlled by Weider Health and Fitness. Weider is the leading worldwide publisher of health and fitness magazines, with a total estimated monthly readership of 25 million in the United States, more than any other publisher in the health and fitness category.

We derive approximately 63% of our revenues from circulation, predominantly single copy sales in retail outlets, and the remainder from advertising and other sources. Our publications are distributed in approximately 145,000 retail outlets in the United States and Canada, representing, in the opinion of management, substantially complete coverage of periodical outlets in these countries. Distribution Services, Inc. (“DSI”), our subsidiary, arranges for the placement, merchandising, and sales and marketing of our publications and third-party publications at retail outlets throughout the United States and Canada. In addition, DSI provides sales of marketing, merchandising and information-gathering services for third parties including non-magazine clients.

Our consumer publications include the following titles:

•	Star is a weekly celebrity news-based glossy magazine dedicated to covering the stars of movies, television and music. Star’s editorial content also incorporates fashion, beauty and accessories, all celebrity focused. Since its transformation into a glossy magazine, Star’s circulation revenues have increased by 29%, subscription units have increased by 121%, newsstand revenues have increased by 29% and ad revenues have increased by 57%. Star sells on average 889,000 copies per week and has a total average weekly circulation of approximately 1.3 million copies, including subscriptions, with a total estimated weekly readership in the United States and Canada of 9.9 million.

•	Shape is the leader in circulation and advertising revenues in the attractive women’s active lifestyle and health & fitness category. Shape’s mission is to help women lead a healthier lifestyle by providing information on exercise techniques, nutrition, psychology and other inspirational topics, while also offering extensive beauty & fashion coverage. The magazine has been named to Adweek’s Hot List for three years in a row and also made the Ad Age list of top ten titles. Shape has a total average monthly circulation of approximately 1.6 million copies, including monthly subscriptions of 1.3 million, and an estimated total monthly readership of 6.0 million.

•	Men’s Fitness is a leading monthly magazine for men 18-34 years old with active lifestyles. The magazine promotes a multi-training approach towards exercise and nutrition, while also offering information and advice in the areas of career, relationships, fashion and sports. Men’s Fitness was re-launched last year with this greater emphasis on men’s lifestyle. It has a total average monthly circulation of approximately 651,000 copies, including monthly subscriptions of 529,000, and an estimated total monthly readership of 6.0 million.

•	Muscle & Fitness is the preeminent monthly fitness training magazine, appealing to exercise enthusiasts and athletes of all ages, especially those focused on resistance training, body fat control and sports nutrition. Governor Arnold Schwarzenegger serves as Executive Editor. Muscle & Fitness has 65 years of brand equity and has served as a successful brand extension foundation for new titles. Muscle & Fitness has a total average monthly circulation of approximately 444,000 copies, including monthly subscriptions of 263,000, and an estimated total monthly readership of 6.1 million.

•	Flex, which was spun off from Muscle & Fitness in 1983, is a monthly magazine devoted to professional bodybuilding. Governor Arnold Schwarzenegger also serves as Executive Editor. The magazine delivers nutrition and performance science information for bodybuilding enthusiasts. As Flex is a premier title in the bodybuilding segment it receives a significant share of advertising devoted to the sports nutritional and vitamin business. Flex has a total average monthly circulation of approximately 133,000 copies, including monthly subscriptions of 50,000, and an estimated total monthly readership of 945,000.

•	Fit Pregnancy was spun off from Shape in 1995. Fit Pregnancy’s editorial focus makes it a premier lifestyle magazine for Shape women during pregnancy and the first couple of years after childbirth. Fit Pregnancy delivers authoritative information on health, fashion, food and fitness. Fit Pregnancy recently increased its editorial emphasis on the two-year postpartum period and as a result has expanded its postnatal products advertising. Fit Pregnancy has a total average circulation per issue of approximately 495,000 copies, including subscriptions per issue of 407,000, and an estimated total monthly readership of 2.2 million.

•	Natural Health is a leading wellness magazine published ten times a year, offering readers practical information to benefit from the latest scientific knowledge and advancements in the field of natural health, including advice to improve beauty and fitness. Published for more than 30 years, Natural Health was re-launched in February 2005 and has since seen its newsstand sales increase. Natural Health has a total average circulation per issue of approximately 311,000 copies, including subscriptions per issue of 256,000, and an estimated total monthly readership of 1.6 million.

•	Shape en Espanol gives its readers the latest fitness, diet, health, nutrition, family, beauty and fashion information. While approximately 28% of the editorial content is translated from the pages of Shape, the majority is original content published specifically for Latin women between the ages of 18 and 35. This gives Shape en Espanol a unique voice in the Hispanic community and makes it the only active lifestyle Spanish-language publication. Shape en Espanol has a total average circulation per issue of approximately 79,000 copies, including subscriptions per issue of 48,000, and an estimated monthly readership of 318,000.

•	Country Weekly is an entertainment magazine presenting every aspect of country music celebrities and their related lifestyles, events and personalities, and has the highest bi-weekly circulation of any such magazine in its category. Country Weekly is a bi-weekly publication and has an average single copy circulation of 147,000 copies, with a total average bi-weekly circulation of approximately 443,000 copies, including subscriptions. Total weekly readership is estimated at 3.7 million.

Our tabloid publications include the following titles:

•	National Enquirer is a weekly general interest publication with an editorial content devoted to celebrities, investigative reporting, human interest stories and articles covering lifestyle topics such as crime, health, fashion and beauty. AMI sells on average 1.1 million single copies of National Enquirer per week in the United States, Canada and the United Kingdom. National Enquirer has a total average weekly circulation of approximately 1.5 million copies, including subscriptions, with a total estimated weekly readership in the United States, Canada and the United Kingdom of 12.5 million.

•	Globe is a weekly tabloid with celebrity features that are edgier than National Enquirer, with a greater emphasis on investigative crime stories. Globe has an average weekly single copy circulation of 458,000 copies, with a total average weekly circulation of approximately 525,000 copies, including subscriptions. Total weekly readership is estimated at 4.5 million.

•	National Examiner’s editorial content consists of celebrity and human-interest stories, differentiating it from the other titles through its upbeat positioning as the “gossip, contests, women’s service and good news” tabloid. National Examiner has an average weekly single copy circulation of 207,000 copies, with a total average weekly circulation of approximately 227,000 copies, including subscriptions. Total weekly readership is estimated at 1.9 million.

•	Weekly World News is a tabloid devoted to the publication of strange and supernatural stories presented in a tongue-in-cheek fashion. There is much humorous original content and the paper has created several characters that have become staples of pop culture. Weekly World News has an average weekly single copy circulation of 122,000 copies, with a total average weekly circulation of approximately 136,000 copies, including subscriptions. Total weekly readership is estimated at 1.2 million.

•	Sun’s editorial content is skewed to an older target audience and focuses on religion, health, holistic remedies, predictions and prophecies. Sun also includes entertaining and unusual articles from around the world. Sun has a total average weekly circulation of approximately 100,000 copies, including subscriptions. Total weekly readership is estimated at 854,000.

•	Mira! is a Spanish language tabloid that features exclusive news and gossip about the hottest stars in the Latino market in movies, television and music, along with interviews and in-depth stories spotlighting them at work and at play. It is distributed at checkout counters in mass merchandisers, supermarkets and bodegas in the top 43 Hispanic markets in the United States. The magazine was launched in June 2000 and has a total bi-weekly circulation of approximately 122,000 copies including subscriptions and an estimated total weekly readership of 707,000. It is the largest newsstand Hispanic magazine in the United States.

•	New Media. We have web sites for Star (starmagazine.com), Muscle & Fitness (muscleandfitness.com), Flex (flexonline.com), Men’s Fitness (mensfitness.com), Shape (shape.com), Natural Health (naturalhealthmagazine.com), Fit Pregnancy (fitpregnancy.com), National Enquirer (nationalenquirer.com), Country Weekly (countryweekly.com) and Weekly World News (weeklyworldnews.com). Additionally, we maintain an online fitness portal (fitnessonline.com) and also sell a paid subscription based interactive online weight loss & exercise program (iShape.com). Content producers at each publication coordinate with the editorial staff. Our corporate sales staff manages all online advertising sales and marketing. Our business development group handles content syndication, online licensing and new media growth areas such as wireless.

Circulation

Total average newsstand and subscription circulation per issue is approximately 6.2 million copies for our consumer publications and 2.6 million copies for our tabloid publications, for an aggregate average newsstand and subscription circulation of 8.8 million copies. Our tabloid titles have historically had greater single copy circulation while our consumer titles are more subscription based. For fiscal 2005, approximately 85% of circulation revenue and 53% of total operating revenue were generated by single copy circulation.

Subscription Sales

Our overall strategy with respect to subscriptions is to obtain the highest quality subscriptions in meeting our circulation rate base. We accomplish this strategy by focusing on direct sales of our titles by us through inserts, direct mailings and in-house advertisements in the respective magazines. In fiscal 2005, approximately 15% of our total revenues from circulation were from subscription sales.

Advertising Revenues

Our advertising revenues are generated by national advertisers, including sports nutrition products, automotive, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, fashion, tobacco and direct response.

Production and Distribution

Outside vendors perform all of the pre-press operations for our publications and are responsible for transmitting files electronically to our third party printing plants. During our fiscal year ended March 31, 2005, we renegotiated our pre-press contract for our Weider publications resulting in a new contract that expires in our fiscal 2016 with R.R. Donnelley & Sons Company (“RR Donnelley”). The pre-press operations for all of our other publications are under contract with an unrelated third party vendor.

During fiscal 2005, we also renegotiated our third party printing contracts for our publications. We have a printing agreement expiring in our fiscal year 2016 with RR Donnelley to print National Enquirer, Globe, Shape, Men’s Fitness, Fit Pregnancy, Muscle & Fitness, Flex, Natural Health, National Examiner, Weekly World News, Sun, Mira! and Country Weekly. Additionally, we have printing agreements with Quad/Graphics, Inc. to print Star expiring in our fiscal year 2014, and Trend Offset Printing, Inc. to print Star expiring in our fiscal year 2009.

We believe our relationships with our pre-press and printing companies are adequate and that there are printing facilities available elsewhere, should the need arise.

Once printed, the copies are distributed primarily by four regional wholesalers, which we estimate represent 83% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 17%, in the United States and Canada, which deliver the requisite number of copies to approximately 145,000 retail sales locations.

The principal raw materials utilized by our publications are paper and ink. Paper is purchased directly from several suppliers based upon pricing and, to a lesser extent, availability. Both paper and ink are commodity products with pricing affected by demand, capacity and economic conditions. We believe that adequate sources of supply are, and will continue to be, available to fulfill our requirements. Our operating income may be significantly affected by the price of paper used in our publications. We have currently committed a significant portion of our volume and pricing requirements with our major suppliers through March 2006 and are currently in negotiations to renew our pricing commitments through the end of our fiscal 2007.

Marketing and Merchandising

We have established, through DSI, our own marketing organization whose primary function is to arrange for the sales and marketing, placement and merchandising of our publications and third-party publications at retail outlets throughout the United States and Canada. DSI does not physically distribute our publications. All distribution of our publications is made through third-party distributors. DSI negotiates and arranges for the placement, merchandising, and sales and marketing of our publications and third-party publications at each retailer’s place of business. DSI’s placement services relate to securing the rack location at which our publications and third-party publications will be displayed at each retailer. DSI’s merchandising services relate to various services performed by DSI to ensure that our third-party distributors properly distribute our publications and third-party publications to the correct rack locations at each retailer. DSI’s sales and marketing services relate to various promotional activities performed by DSI to increase our publications’ and third-party publications’ newsstand sales at retail locations.

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

Approximately every three years, supermarkets and other retailers typically redesign their front-end racks, generally as part of store renovations or new store openings. As a “category captain,” DSI is selected by retailers to coordinate the design and installation of the front-end racks and the positioning of magazines for increased sales. Publishers, including AMI, which are allocated space on a rack enter into contracts directly with the retailer for the payment of fees (rack display payments) or other charges with respect to that space. DSI uses its role as “category captain” of new front-end rack programs initiated annually by retailers in the United States to achieve better placement of our publications and of the publications of DSI’s third-party publishing clients.

Some of DSI’s third-party publishing clients include Hachette Filipacchi, which publishes Woman’s Day and Elle; Gruner + Jahr, recently acquired by Meredith Corporation, which publishes Family Circle, Fitness, Parents and YM; Newsweek, Inc., which publishes Newsweek; Bauer Publishing, which publishes First for Women, Woman’s World, Life & Style and In-Touch; Rodale, Inc., which publishes Prevention, Men’s Health and Organic Style; General Mills, which publishes Pillsbury and Betty Crocker; and New York Magazine Holdings, which publishes New York Magazine and specials. Some of DSI’s third-party non-publishing clients include Kroger, Pfizer, Cadbury Adams, Source Interlink and Frontline Marketing Inc.

Other Businesses

On November 27, 2000, we sold our 80% owned subsidiary, Frontline Marketing (“FMI”), to the minority shareholder for a $2.5 million note receivable (see Note 11 to the Consolidated Financial Statements).

We also had ancillary sales (primarily licensing, syndication, new media and product merchandise sales) of $10.2 million in fiscal 2005.

In connection with the Weider acquisition, we acquired Weider Interactive Networks, Inc. (“WIN”). WIN housed the online operations for Weider. We have recently incorporated the new media functions into various departments in the Company – content producers are in editorial for their respective titles, online ad sales are part of corporate ad sales and technology is part of information technology. Revenues are generated from advertising, content syndication, direct product sales, subscription sales and a subscription based interactive on-line weight loss and exercise program (iShape.com).

Competition

Star, National Enquirer, Mira!, Country Weekly and our other tabloids compete in varying degrees with other publications sold at retailers’ checkout counters, as well as forms of media concentrating on celebrity news, such as certain newspapers, magazines and television and radio programs. We believe that historical declines in single copy circulation of Star, National Enquirer and the tabloids have resulted in part from increased competition from these publications and forms of media. Competition for circulation is largely based upon the content of the publication, its placement in retail outlets and, to a lesser extent, its price. As part of our re-launch of Star as a 100 page glossy magazine, we physically moved Star copies in most retail outlets to be next to People magazine and away from the tabloid publications. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results. We believe that our most significant direct competitors in the print media are Time Warner Inc. (which publishes People, In Style and Entertainment Weekly), Wenner Media, Inc. (which publishes US Weekly), and Bauer (which publishes In-Touch and Life & Style).

Each of our Weider specialty consumer magazines faces competition in its subject area from a variety of publishers and competes for readers on the basis of the high quality of its targeted editorial content. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results. We believe that Weider’s most significant direct competitors include Conde Nast Publications, Inc. (which publishes Self), Gruner + Jahr Publishing, recently acquired by Meredith Corporation, which publishes Fitness, Parents and Child), Rodale Inc. (which publishes Men’s Health and Organic Style), Wenner Media, Inc. (which publishes Men’s Journal), Advanced Research Press (which publishes Muscular Development) and Muscle Media Publishing (which publishes Muscle Media).

DSI competes with two other companies providing marketing and distribution services.

Employee Relations

We currently employ approximately 841 full-time employees and 1,340 part-time employees. Approximately 1,464 of our employees, including almost all of our part-time employees, work for DSI. None of our employees are represented by any union or other labor organization. We have had no strikes or work stoppages during the last five years. We believe that our relations with our employees are good.

Item 2. Properties

The following table sets forth certain information with respect to our principal locations as of March 31, 2005. All of such locations are leased. We consider the locations presently used for our operations as adequate for our present needs.

Location	Principal Use	Approximate Square Feet	Lease Expiration Date
Boca Raton, FL 1000 American Media Way	Executive and administrative offices (Corporate, Globe, National Examiner, Sun, Minimags and Weekly World News)	52,719	Lease expires in 2007

New York, NY One Park Avenue	Executive and administrative offices (Advertising, Star, National Enquirer, Men’s Fitness, Mira!, Shape en Espanol and Celebrity Living)	72,844	Lease expires in 2011 (sublease expires in 2010)

Woodland Hills, CA 21100 Erwin Street	Executive and administrative offices (Advertising, Shape, Muscle & Fitness, Flex, Natural Health, Fit Pregnancy and AMI Events)	49,393	Leases expire in 2007

Delray Beach, FL 190 Congress Park Drive	Executive and administrative offices (Information Technology and Distribution Services, Inc.)	16,362	Lease expires in 2007

Palm City, FL 1995 S.W. Martin Highway	Executive and administrative (Information Technology)	15,000	Lease expires in 2006

New York, NY 415 Madison Ave.	Executive and administrative (Corporate, International and Advertising)	11,819	Lease expires in 2006

Nashville, Tennessee 118 16th Avenue South	Executive and administrative (Country Weekly)	4,500	Lease expires in 2006

Santa Monica, CA 520 Broadway	Executive and administrative (Advertising, National Enquirer, Star and Globe)	7,002	Lease expires in 2007

Chicago, IL 444 N. Michigan Avenue	Executive and administrative (Advertising)	6,366	Lease expires in 2007

Troy, Michigan 1307-1407 Allen Drive	Executive and administrative (MPH Magazine and Advertising)	4,800	Lease expires in 2007

Lake Worth, FL 1932 7th Court North	Warehouse	7,250	Lease expires in 2007

Item 3. Legal Proceedings

We are involved in a number of litigation matters which have arisen in the ordinary course of our business. Because the focus of our publications often involves controversial celebrities or subjects, the risk of defamation or invasion of privacy litigation arises in the ordinary course of our business. Our experience suggests that the claims for damages made in such lawsuits are heavily inflated. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of our security holders during the fourth quarter of fiscal 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the Company’s common stock is owned by Media. Accordingly, there is no established public trading market for our common stock.

Item 6. Selected Financial Data

The selected financial data for each of the five fiscal years in the period ended March 31, 2005 below have been derived from the consolidated financial statements of the Company, which have been audited by independent certified public accountants. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Form 10-K.

	Fiscal Year Ended March 26, 2001	Fiscal Year Ended March 25, 2002	Fiscal Year Ended March 31, 2003 (1)	Fiscal Year Ended March 29, 2004	Fiscal Year Ended March 31, 2005 (2)
	($’s in thousands)
Statement of Income (Loss) Data:
Operating Revenues	$372,201	$368,131	$399,733	$515,672	$536,621
Operating Expenses(3)	309,631	321,298	283,077	402,071	449,808

Operating Income	62,570	46,833	116,656	113,601	86,813
Interest Expense	(71,742)	(65,167)	(60,065)	(75,001)	(85,513)
Other Income (Expense), Net(4)	751	(139)	288	(185)	(89)

Income (Loss) before Income Taxes	(8,421)	(18,473)	56,879	38,415	1,211
Income Taxes	6,875	3,009	21,463	14,852	1,016

Net Income (Loss)	$(15,296)	$(21,482)	$35,416	$23,563	$195

Balance Sheet Data:
Total Assets	$1,134,990	$1,083,492	$1,500,260	$1,497,476	$1,470,521
Total Debt(5)	680,874	748,459	1,019,550	990,392	973,984
Total Stockholder’s Equity	186,493	89,368	174,920	207,146	206,948
Other Data:
Depreciation	19,154	30,898	24,748	26,773	30,093
Amortization of Intangibles	57,579	57,272	6,916	14,204	14,097
Capital Expenditures	27,875	27,882	24,695	25,870	23,597

(1)	Includes 8 weeks of operations of the Weider Properties, as well as 53 weeks of operations for the AMI titles.
(2)	Beginning with the fiscal quarter ended March 31, 2005 and thereafter, we changed our fiscal year end to a calendar (or March 31, 2005) year end from a publishing calendar (or March 28, 2005) year end. This resulted in three additional days of operating expenses in our fourth fiscal quarter of fiscal year 2005.
(3)	SFAS No. 142 was adopted during the fiscal year ended March 31, 2003, at which time we ceased amortization of goodwill and other indefinite lived intangible assets.
(4)	Other income (expense) for the fiscal year ended March 26, 2001 includes minority interest income of $376,000 and interest income of $570,000. The fiscal years ended March 25, 2002, March 31, 2003, March 29, 2004 and March 31, 2005 includes $82,000, $341,000, $140,000, and $117,000, of interest income, respectively, as well as other miscellaneous non-operating items.
(5)	Includes current maturities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is a discussion of our financial condition and results of operations for the three fiscal years ended March 31, 2005. This discussion should be read in conjunction with our consolidated financial statements and the related notes thereto.

Executive Summary

We are a leading publisher in the field of celebrity, health & fitness, country music and Spanish language magazines, as well as general interest titles. Our publications include Star, Shape, Celebrity Living, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Flex, Shape en Espanol, Looking Good Now, National Enquirer, Globe, Country Weekly, Mira!, and other weekly and monthly publications. We are the leader in total weekly single copy circulation of magazines in the United States and Canada with approximately 28% of total U.S. and Canadian circulation for audited weekly publications. Total average newsstand and subscription circulation per issue is approximately 6.2 million copies for our consumer publications (including Star) and 2.6 million copies for our tabloid publications, for an aggregate average newsstand and subscription circulation of 8.8 million copies.

On January 23, 2003, we acquired Weider Publications LLC, a newly formed company to which the magazine business of Weider Publications, Inc. and Weider Interactive Networks, Inc. had been contributed by Weider Health and Fitness, Weider Health and Fitness, LLC and Weider Interactive Networks, Inc. Weider Publications LLC currently publishes seven magazines, including Muscle & Fitness, Shape, Men’s Fitness, Flex, Fit Pregnancy, Natural Health and Shape en Espanol.

In fiscal 2005 and 2004, approximately 63% and 65% of our total operating revenues were from circulation, respectively. Single copy sales accounted for approximately 85% and 84% of such circulation revenues in fiscal years 2005 and 2004, respectively, and the remainder was from subscription sales.

Our advertising revenues are generated by national advertisers, including sports nutrition products, automotive, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, fashion, tobacco and direct response. In fiscal 2005 and 2004, approximately 31% and 29% of our total operating revenues were from advertising, respectively.

Our primary operating costs and expenses are comprised of editorial, production, distribution, circulation and selling, general and administrative expenses. The largest components of our costs are related to production, which includes printing and paper expenses, and circulation. Circulation costs primarily include the costs associated with subscription fulfillment and subscription postage.

Results of Operations

The financial information provided in the table below for the fiscal year 2003 is pro forma for the Weider acquisition.

	For Fiscal Year Ended
	March 31, 2003	March 29, 2004	March 31, 2005
	(Dollars in thousands)
Circulation Revenue	$352,968	$335,434	$336,732
Advertising Revenue	$153,848	$147,933	$167,669
Total Revenue	$535,235	$515,672	$536,621
Operating Expenses	$429,842	$402,071	$449,808
Interest Expense	$77,171	$75,001	$85,513
Net Income (1)(2)(3)	$17,398	$23,563	$195

(1)	Net income for the fiscal year ended March 31, 2003, includes a $7.6 million gain on insurance settlement.
(2)	Net income for the fiscal year ended March 29, 2004, includes a $2.3 million bonus as an expense granted to certain members of management as part of the Recapitalization. This bonus was funded with cash contributed as part of the Recapitalization.
(3)	Net income for the fiscal year ended March 29, 2004 and March 31, 2005, includes $2.7 million and $2.5 million restructuring charges, respectively.

Circulation. The following table sets forth average circulation and U.S. cover prices for our significant publications for the fiscal years 2003, 2004 and 2005 on a pro forma basis for the fiscal year 2003 for the Weider acquisition.

	For Fiscal Year Ended
	March 31, 2003		March 29, 2004		March 31, 2005
	(Circulation data in thousands)
Consumer Titles
Star
Star Total Circulation	1,300	(2)	1,192	(3)	1,317
Subscription Circulation	194		249		428
Single Copy Circulation	1,106	(2)	943	(3)	889	(4)
Cover Price	$2.09	(1)	$3.29	(1)	$3.29	(1)
Muscle & Fitness
Total Circulation	428		459		444
Subscription Circulation	218		261		263
Single Copy Circulation	210		198		181
Cover Price	$5.99	(1)	$4.99	(1)	$4.99	(1)
Shape
Total Circulation	1,665		1,617		1,642
Subscription Circulation	1,257		1,222		1,286
Single Copy Circulation	408		395		356
Cover Price	$3.99		$3.99		$3.99
Men’s Fitness
Total Circulation	664		619		651
Subscription Circulation	565		517		529
Single Copy Circulation	99		102		122
Cover Price	$3.99		$3.99		$3.99
Flex
Total Circulation	153		146		133
Subscription Circulation	51		54		50
Single Copy Circulation	102		92		83
Cover Price	$5.99	(1)	$4.99	(1)	$4.99	(1)
Fit Pregnancy
Total Circulation	508		514		495
Subscription Circulation	411		408		407
Single Copy Circulation	97		106		88
Cover Price	$4.95		$4.95		$4.95
Natural Health
Total Circulation	327		317		311
Subscription Circulation	272		266		256
Single Copy Circulation	55		51		55
Cover Price	$4.95	(1)	$3.95	(1)	$3.95	(1)
Country Weekly
Total Circulation	400	(4)	434	(4)	443	(4)
Subscription Circulation	185		253		296
Single Copy Circulation	215		181		147
Cover Price	$3.49	(1)	$3.99	(1)	$2.99	(1)
Tabloid Titles
National Enquirer
Single Copy Circulation	1,402	(2)	1,200	(3)	1,067	(4)
Cover Price	$2.09	(1)	$2.35	(1)	$2.69	(1)
Globe
Single Copy Circulation	559	(2)	482	(3)	458	(4)
Cover Price	$1.99	(1)	$2.35	(1)	$2.49	(1)
National Examiner
Single Copy Circulation	263		217		207
Cover Price	$1.99	(1)	$2.19	(1)	$2.19	(1)
Weekly World News
Single Copy Circulation	178		153		122
Cover Price	$1.79	(1)	$1.99	(1)	$2.99	(1)
Sun
Single Copy Circulation	145		115		94
Cover Price	$1.79	(1)	$1.99	(1)	$2.99	(1)
Mira!
Single Copy Circulation	72		75		88
Cover Price	$1.89	(1)	$1.99	(1)	$1.99	(1)

(1)	On April 1, 2003, we increased the U.S. cover price on National Enquirer and Star from $2.09 to $2.19. On November 11, 2003, we increased the U.S. cover price on National Enquirer from $2.19 to $2.35. On April 5, 2004, we increased the U.S. cover price on National Enquirer from $2.35 to $2.65, then to $2.69 on Oct. 4, 2004. On April 5, 2004, we expanded Star to 100 pages and nationally rolled out Star as a glossy consumer magazine. Accompanying this rollout, we increased the U.S. cover price on Star from $2.19 to $3.29. On April 1, 2003, we expanded Globe from a 48 page to a 60 page format, accompanied with a cover price increase from $1.99 to $2.19. On November 11, 2003, we increased the U.S. cover price on Globe from $2.19 to $2.35. On Oct. 4, 2004, we increased the U.S. cover price on Globe from $2.35 to $2.39, then to $2.49 on January 31, 2005. On November 11, 2003, we increased the U.S. cover price on National Examiner from $1.99 to $2.19. We increased the U.S. cover price on Weekly World News and Sun from $1.69 to $1.79 on April 2, 2002, then to $1.89 on April 1, 2003 and then to $1.99 on November 11, 2003. On November 8, 2004, we expanded Weekly World News and Sun to 72 pages. Accompanying this, we increased the U.S. cover price on Weekly World News and Sun to $2.99. On March 16, 2004, we expanded Country Weekly to 96 pages. Accompanying this, we increased the U.S. cover price of Country Weekly from $3.49 to $3.99. On July 20, 2004, we reduced Country Weekly to 72 pages. Accompanying this, we reduced the U.S. cover price of Country Weekly to $3.49, then to $2.99 on January 17, 2005. On September 24, 2002, we increased the U.S. cover price of Mira! from $1.79 to $1.89. On June 17, 2003, we increased the U.S. cover price of Mira! from $1.89 to $1.99. We decreased the U.S. cover price on Muscle & Fitness from $5.99 to $4.99 effective with the January 2004 issue. We decreased the U.S. cover price on Flex from $5.99 to $4.99 effective with the February 2004 issue. We decreased the U.S. cover price on Natural Health from $4.95 to $3.95 effective with the January 2004 issue.

(2)	Amount includes eight expanded issues for National Enquirer and nine expanded issues for Star that included 84 pages versus a regular issue of 60 pages and priced at $2.99. Amount includes thirteen expanded issues for Globe that included 72 pages versus a regular issue of 48 pages and priced at $2.99. Excluding these expanded issues, single copy circulation was 1,405,000, 1,123,000 and 573,000 for National Enquirer, Star and Globe, respectively.
(3)	Amount includes eight expanded issues for National Enquirer and fifteen expanded issues for Star that included 84 pages versus a regular issue of 60 pages and priced at $2.99. Additionally, amount includes eleven issues of the glossy version of Star at 96 pages which were distributed only in the New York and Los Angeles markets at a cover price of $3.29. During these eleven weeks, the balance of the country received the 84 page tabloid version of Star at a $2.99 cover price. Amount includes eight expanded issues for Globe that included 84 pages versus a regular issue of 60 pages and priced at $2.99. Excluding these expanded issues, single copy circulation was 1,201,000, 993,000 and 484,000 for National Enquirer, Star and Globe, respectively.
(4)	Amount includes twelve expanded issues of National Enquirer that included 84 pages versus a regular issue of 60 pages and priced at $2.99. Amount includes twelve expanded issues of Globe that included 84 pages versus a regular issue of 60 pages and priced at $2.99. Excluding these expanded issues, single copy circulation was 1,063,000 and 467,000 for National Enquirer and Globe, respectively.

Comparison of Fiscal Year Ended March 31, 2005 to Fiscal Year Ended March 29, 2004

During the fourth quarter of fiscal year 2005, the Company changed its reporting period from a 52-53 week year ending on the last Monday in March to a calendar month reporting period ending March 31. As a result of this change, the fourth quarter of fiscal year 2005 comprises three additional days of operating expenses. This change did not have any impact on our revenues for the fiscal year ended March 31, 2005. The three additional days decreased gross profit and net income by approximately $1.0 million and $0.6 million, respectively.

Revenues

Total operating revenues were $536.6 million for fiscal 2005. Operating revenues increased by $20.9 million or 4.1%. This increase was primarily due to an increase in single copy revenues of $3.7 million and an increase in advertising revenues of $19.7 million. These increases were primarily related to higher advertising and circulation revenues of Star, $6.2 million (56.7%) and $22.6 million (27.6%), respectively, and increased advertising revenues from the Weider titles of $14.4 million compared to the prior fiscal year. These increases were partially offset by a 10.1% decline in newsstand units for our tabloid publications when compared to the prior fiscal year (see above table for detail by title e.g. National Enquirer 11.1%, Globe 5.0%), as well as a 4.5% decline in subscription revenue. This compares to an industry wide single copy decline for checkout title units of approximately 2.3% versus the prior year. Contributing to the tabloid decline in unit sales were factors including recent strong competition from new launches in the tabloid category, particularly from US Weekly, In Touch and Life & Style continued media fragmentation and competition from electronic media and a less favorable retail environment as people are shopping less frequently at traditional outlets.

Operating Expenses

Total operating expenses for fiscal 2005 increased by $47.7 million, or 11.9%, when compared to the prior fiscal year. These increases in operating expenses were primarily due to the increased cost structure of Star as a glossy magazine ($27.1 million), higher subscription related costs ($3.1 million), an increase in general and administrative expenses ($8.6 million) including legal charges, medical insurance, facility related costs and three extra days of payroll expense due to the change in our fiscal year end, and an increase in advertising sales expense related to our increases in advertising revenues ($4.8 million). The increase in Star related expenses included $11.7 million related to an upgrade in paper, $6.4 million relating to printing additional copies primarily for subscriptions, $4.1 million relating to subscription fulfillment and acquisition costs and promotional launch costs of $4.2 million.

Workforce Reduction

During the fiscal year ended March 31, 2005, we initiated a plan to relocate National Enquirer to New York City. Our relocation plan involved the termination of 34 employees and hiring employees in our New York City location. This activity resulted in a charge of $2.3 million for termination benefits and $0.2 million for costs associated with the relocation of employees. These costs were included in operating expenses for the fiscal year ended March 31, 2005. Through March 31, 2005, we paid no termination benefits and paid $0.2 million of costs associated with relocation of existing employees. We have an accrual at March 31, 2005 of $2.3 million for the termination benefits associated with this action, which approximates fair value due to the short-term nature of the payments. These severance benefits will be paid out through December 2006. We have completed this restructuring plan.

During the fiscal year ended March 29, 2004, we initiated a plan to relocate Star and Mira! to New York City. Our relocation plan involved the termination of 94 employees and hiring employees in our New York City location. This activity resulted in a charge of $2.6 million for termination benefits and $0.1 million for costs associated with the relocation of existing employees. These costs were included in operating expenses for the fiscal year ended March 29, 2004. Through March 31, 2005, we paid termination benefits totaling $2.6 million and paid $0.1 million of costs associated with relocation of existing employees. These severance benefits were paid out through October 2004. We have completed this restructuring plan.

Interest Expense

Interest expense increased for the current fiscal year by $10.5 million to $85.5 million compared to the prior fiscal year. This increase in interest expense relates to increased interest expense of $3.7 million for the current fiscal year related to our interest rate swap agreement versus a decline of $4.4 million in the prior year’s results. Additionally, there was a higher effective interest rate during the current fiscal year of 4.6% as compared to 4.0% in the prior fiscal year.

Income Taxes

Provision for income taxes decreased from fiscal 2004 to fiscal 2005 by approximately $13.8 million due to the overall decrease in pre-tax income.

Comparison of Fiscal Year Ended March 29, 2004 to Fiscal Year Ended March 31, 2003

Please note that our fiscal year ended March 29, 2004 includes 52 weeks of operations versus 53 weeks for the prior fiscal year. Additionally, our fiscal year ended March 29, 2004 includes 53 issues for our weekly publications due to a change in our on-sale dates to be consistent with our primary competitors.

Revenues

Total operating revenues were $515.7 million for fiscal 2004. Operating revenues increased by $115.9 million or 29.0%, from the prior fiscal year primarily due to the Weider acquisition ($143.8 million – circulation revenue of $48.6 million; advertising revenue of $88.7 million; and other revenue of $6.5 million). This was partially offset by a decline in circulation revenues for the non-Weider AMI titles of $27.9 million. Advertising and other revenue for the non-Weider AMI titles were in line with the prior fiscal year.

The decline in circulation revenues for the non-Weider AMI titles was primarily due to a 14.9% decline in unit sales (see above table for detail by title e.g. National Enquirer 14.4%, Star 14.7%, Globe 13.8%) partially offset by an average cover price increase of approximately 5% (net revenue decline of 10%). This compares to an industry wide decline for checkout title units of approximately 11% versus the prior year. Contributing to the tabloid decline in unit sales were factors including recent strong competition from new launches in the tabloid category, particularly from US Weekly and In Touch, continued media fragmentation and competition from electronic media, and a less favorable retail environment as people are shopping less frequently at traditional outlets.

Operating Expenses

Total operating expenses for fiscal year 2004 increased by $119.0 million when compared to the prior fiscal year. This increase was primarily due to the Weider acquisition and increased operating expenses related to producing the expanded and glossy versions of the Star. The Weider acquisition operating expenses increase was $103.3 million (editorial of $16.6 million; production of $34.1 million; distribution, circulation and other cost of sales of $18.5 million; depreciation of $1.7 million; amortization of $7.3 million; and selling, general and administrative expense of $25.1 million). The increased operating expenses related to producing the expanded and glossy versions of Star were $9.9 million, primarily the result of producing 13% more pages in fiscal 2004 versus the prior year. In addition, these incremental pages were produced on coated paper stock whereas all pages produced in the prior year were on newsprint. This upgrade in paper contributed approximately $2 million of the $9.9 million of incremental expenses. The operating expense increase was also due to a net gain on our insurance settlement related to the Boca building included as a reduction of operating expenses for the prior fiscal year ($7.6 million). These operating expense increases were offset by an overall workforce reduction at our tabloid publications and corporate office during fiscal 2004.

Workforce Reduction

During fiscal 2004, we initiated a plan to relocate the Star and Mira! publications to New York City. Our relocation plan involved the termination of 94 employees. This activity resulted in a charge of $2.6 million for termination benefits and $0.1 million for costs associated with the relocation of existing employees. Through March 29, 2004 we paid termination benefits totaling $2.2 million and paid $0.1 million of costs associated with relocation of existing employees. We had an accrual at March 29, 2004 of $0.4 million for the remaining termination benefits associated with this action. These severance benefits were paid out through October 2004. We have fully completed this restructuring plan.

Interest Expense

Interest expense increased for fiscal 2004 by $14.9 million to $75.0 million compared to the prior fiscal year. This increase in interest expense is primarily due to the $290 million of increased debt related to the Weider acquisition ($15.3 million). In addition, the recognition of the fair value and payments received in fiscal 2004 for various interest rate swap transactions ($4.4 million) compares to $7.3 million received in the prior fiscal year for similar interest swap transactions. Offsetting this increase is a lower effective interest rate during fiscal 2004 (average interest rate in fiscal 2004 was 4.0% versus 5.0% in fiscal 2003).

Income Taxes

Provision for income taxes decreased from fiscal 2003 to fiscal 2004 by approximately $6.6 million, or 30.8%, due primarily to the overall decrease in pre-tax income.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and amounts available to be borrowed under our bank credit agreement (the “Credit Agreement”). The Credit Agreement is comprised of three separate term loan commitments and a $60 million revolving credit commitment. As of March 31, 2005, we had cash and cash equivalents of $9.1 million, no amounts outstanding on the revolving credit facility and working capital of $1.7 million. Our low working capital resulted principally from our policy of using available cash to reduce borrowings under our Credit Agreement which are recorded as non-current liabilities, thereby reducing current assets without a corresponding reduction in current liabilities.

We believe that the net cash generated from operating activities and amounts available under the $60.0 million revolving credit facility will be sufficient to provide the liquidity necessary to meet our financial commitments for at least the next twelve months. As of March 31, 2005, there were no amounts outstanding on the revolving credit facility. Our revolving credit commitment expires in April 2006 and our Credit Agreement expires in April 2007. We believe that, based upon our current level of operations and anticipated growth, it will be necessary to refinance the Credit Agreement by June 2006 and the subordinated notes upon their maturity. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Cash provided by operating activities was $28.5 million for the fiscal year ended March 31, 2005. Cash used in investing activities was $23.2 million for the fiscal year ended March 31, 2005. During fiscal 2005 we used $18.6 million for capital expenditures related to rack acquisitions and $4.8 million related to all other capital expenditures.

Cash used in financing activities was $18.1 million for the fiscal year ended March 31, 2005. During fiscal 2005 we made term loan repayments of $16.4 million and incurred deferred debt costs of $1.5 million. Our ability to make scheduled payments of principal and interest under the Credit Agreement and the subordinated notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At March 31, 2005, our outstanding indebtedness totaled $974.0 million, of which $424.0 million represented borrowings under the Company’s Credit Agreement. As of March 31, 2005, there were no amounts outstanding under the revolving credit commitment.

We amended our Credit Agreement on June 21, 2005. This amendment to our Credit Agreement made certain financial maintenance covenants less restrictive. Our Credit Agreement requires us to be in compliance with certain financial maintenance covenants which include but are not limited to, maintaining a total leverage ratio (consolidated total debt to debt covenant EBITDA) less than 6.95 through March 31, 2005 and less than 7.50 from April 1, 2005 through the maturity of the Credit Agreement. Our Credit Agreement also requires us to maintain a senior leverage ratio (consolidated total senior debt to debt covenant EBITDA) less than 3.00 through March 31, 2005 and less than 3.50 from April 1, 2005 through the maturity of the Credit Agreement. In addition, we must maintain an interest expense coverage ratio (debt covenant EBITDA to consolidated interest expense) greater than 1.75 through March 31, 2005 and greater than 1.50 from April 1, 2005 through the maturity of the Credit Agreement. We must also maintain a fixed charge coverage ratio (debt covenant EBITDA minus taxes paid in cash to consolidated fixed charges) greater than 1.10, through the maturity of the Credit Agreement. The Credit Agreement also contains certain covenants that, among others, restrict paying cash dividends, incurring additional indebtedness, entering into certain mergers or consolidations, making capital expenditures and selling or otherwise disposing of assets. As of March 31, 2005, the Company was in compliance with all of these covenants and conditions. The Company’s total leverage ratio as of March 31, 2005 was 6.67, our senior leverage ratio was 2.90, our interest expense coverage ratio was 1.85 and our fixed charge coverage ratio was 1.72. Additionally, as of March 31, 2005, we were in compliance with all of the covenants and conditions of our Credit Agreement. Although there can be no assurances, based on current projections, we anticipate that our operating results over the next twelve months will be sufficient to satisfy the financial covenants and conditions of our Credit Agreement, as amended.

The effective interest rate under the Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 31, 2005, was 5.4%, and the weighted average interest rates for the fiscal years 2003, 2004 and 2005 were 5.0%, 4.0%, and 4.6%, respectively.

As described above, calculations of the leverage ratios, the interest expense coverage ratio and the fixed charge coverage ratio utilize debt covenant EBITDA. The following table and discussion summarizes debt covenant EBITDA for the fiscal years ended March 31, 2003, March 29, 2004 and March 31, 2005 (dollars in 000’s). Debt covenant EBITDA should not be construed as a measurement of financial performance. Debt covenant EBITDA is presented to identify add-backs to and deductions from net income as required under the terms of our Credit Agreement. Accordingly, debt covenant EBITDA is presented as it is a meaningful measure of our debt compliance. Non-compliance with these maintenance covenants could result in the termination of the commitments under the Credit Agreement and the requirement to immediately repay all amounts outstanding under the Credit Agreement.

	Fiscal Year Ended March 31, 2003	Fiscal Year Ended March 29, 2004	Fiscal Year Ended March 31, 2005
	($’s in thousands)
Net Income (1)	$35,416	$23,563	$195
Add (deduct):
Interest expense	60,065	75,001	85,513
Income taxes	21,463	14,852	1,016
Depreciation and Amortization	31,664	40,977	44,190
Other (income) expense, net	(288)	185	89
Management Bonus (2)	—	2,310	—
Restructuring Charge (3)	—	2,690	2,482
Gain on Insurance Settlement (4)	(7,613)	—	—
Star Re-launch and new titles launch expenses (5)	—	3,751	10,620
Management Fees (6)	750	2,000	2,000

Debt Covenant EBITDA	$141,457	$165,329	$146,105

(1)	Fiscal 2004 and 2005 each include 12 months of operations for the Weider titles versus eight weeks in fiscal 2003.
(2)	As noted in Footnote 10 to the consolidated financial statements, net income for the fiscal year ended March 29, 2004, includes a $2.3 million bonus as an expense granted to certain members of management as part of the recapitalization. This bonus was funded with cash contributed as part of the recapitalization.
(3)	As noted in Footnote 9 to the consolidated financial statements, net income for the fiscal years ended March 29, 2004 and March 31, 2005, include restructuring charges of $2.7 million and $2.5 million, respectively.
(4)	Net income for the fiscal year ended March 31, 2003, includes a $7.6 million gain on insurance settlement.
(5)	The Company’s Credit Agreement allows for the add-back of certain non-recurring Star re-launch costs and expenses relating to the launch of new magazine titles to the extent such charges and expenses were incurred during such quarters.
(6)	The management fee increased in fiscal 2004 as a result of the April 17, 2003, recapitalization transaction.

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

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable rate debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we received a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. As of March 31, 2005, the fair value of this swap was a liability of $2,300,000. The change in the fair value of the swap has been recognized as an addition to interest expense for the fiscal year ended March 31, 2005. On January 15, 2004, we received $1,635,000 in connection with the interim settlement of this swap agreement. On July 15, 2004, we received $1,166,000 in connection with the interim settlement of this swap agreement. Additionally, on January 18, 2005, we received $213,000 in connection with the interim settlement of this swap agreement. The next reset date for this swap agreement is July 15, 2005. At each reset date the Company either receives or pays money based on the current interest rates as of that date.

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

So long as the factors set forth in the paragraph immediately above remain true and correct, under applicable SEC rules and regulations, our note guarantors will not need to individually comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), nor will we have to include separate financial statements and other disclosures concerning each of the note guarantors in its Exchange Act reports.

Contractual Obligations

The impact that our aggregate contractual obligations as of March 31, 2005 are expected to have on our liquidity and cash flow in future periods is as follows (dollars in 000’s):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt obligations principal (1)	$973,984	$5,859	$418,125	$400,000	$150,000
Long-term debt obligations interest (2)	282,456	77,053	122,713	71,042	11,648
Operating lease obligations	21,882	5,172	7,952	5,390	3,368
Printing agreement obligations (3)	756,673	66,754	138,557	141,041	410,321
Consulting agreement (4)	8,150	2,150	4,300	1,700	—
Trademark license agreement (5)	2,000	200	400	400	1,000

Total contractual obligations	$2,045,145	$157,188	$692,047	$619,573	$576,337

(1)	Includes principal payments on both fixed and variable rate obligations.
(2)	Includes interest on both fixed and variable rate obligations. The interest associated with our variable rate obligation (Credit Agreement) is based upon interest rates in effect at March 31, 2005. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.
(3)	During fiscal 2005, we renegotiated our printing contracts for our publications. We have a printing agreement expiring in our fiscal year 2016 with an unrelated printer to print National Enquirer, Globe, Shape, Men’s Fitness, Fit Pregnancy, Muscle & Fitness, Flex, Natural Health, National Examiner, Weekly World News, Sun, Mira! and Country Weekly. We also have printing agreements to print Star with unrelated printers expiring in our fiscal year 2014 and fiscal year 2009. Based on current pricing and production levels, these contracts which require pricing adjustments based on changes in the consumer price index are estimated to cost approximately $756.7 million over their remaining life.
(4)	We entered into a five year consulting agreement with a third party which provides various consulting and other services. In consideration for the consulting services we receive, AMI is obligated to pay this third party compensation based upon a percentage of our revenues and also based upon the equity interest value of certain of our publications. The equity value vests over a five year period and is paid upon a liquidity event. A liquidity event is triggered by a sale of certain of our publications, a sale of AMI to a third party, a change in control of AMI or by an initial public offering. If a liquidity event has not occurred by the end of the five year term, AMI may be required to repurchase the equity interest. Additionally, if a liquidity event has not occurred by the end of the five year term AMI has the right to repurchase the equity interest from the third party. We recognize the equity interests as compensation expense over the five year vesting period based on an appraisal of the related publications.
(5)	As part of the Weider Acquisition, we entered into a trademark license agreement with Weider Health and Fitness pursuant to which grants us the exclusive right to use the Weider trademarks on the cover and in the editorial content of existing Weider titles of the acquired business and in any future healthy living or fitness-related publications in any media. We were also given the non-exclusive right to use the trade name Joe Weider on products and services other than publications. We pay Weider Health and Fitness $0.2 million per year pursuant to the trademark license agreement. We also have the right to use the Weider, Team Weider and Joe Weider trademarks in most other foreign countries in the world.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB revised and re-issued FIN 46 (“FIN 46R”) to provide additional clarification and to defer the effective date. FIN 46R provides guidance on identifying variable interest entities (“VIE’s”) and assessing whether or not a VIE should be consolidated. Variable interests are contractual, ownership, or other monetary interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. This Interpretation was to be applied to all variable interest entities by the end of the first reporting period after March 15, 2004 (our fiscal year 2004).

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This statement is effective as of the first fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in its first quarter of fiscal 2007. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this statement will have on its results of operations or financial position.

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

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to single copy sales, allowances for doubtful accounts, and allowances and the recoverability of long-lived assets including excess of purchase price over net assets acquired. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates which would affect our reported results from operations. We believe the following is a description of the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

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

We recognize our revenues and related receivables from newsstand or single copy sales based upon the estimated sale (for more recent issues) or actual sale (for less recent issues) of our publications. All of our publications are sold with full return privileges. Our national distributors provide us with weekly reporting on the actual returns by publication and by issue of each publication. We utilize this data as well as our long-term history of sales data by publication to estimate the actual anticipated sale of our publications and our experience has demonstrated that the actual sale of each issue of each magazine can be reasonably estimated based on this information. Our in-house circulation department has developed sophisticated financial models which we utilize when projecting the anticipated sale of our magazines. These models take into account, by publication, actual historical unit sales as a percentage of the total number of magazines published for each issue by publication, current return flow data provided by our national distributors relative to historical return flow data compared to actual historical unit sales and seasonal trends.

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

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our tax positions are subject to audit by various taxing authorities. While we believe we have provided for our income tax liabilities in our consolidated financial statements, adverse determinations by taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

Forward-Looking Statements

Some of the information presented in this Annual Report on Form 10-K constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•	our high degree of leverage and significant debt service obligations,

•	our ability to refinance existing debt,

•	our ability to increase circulation and advertising revenues,

•	market conditions for our publications,

•	our ability to develop new publications and services,

•	outcomes of pending and future litigation,

•	the effects of terrorism, including bio-terrorism, on our business,

•	increasing competition by media companies,

•	lower than expected valuations associated with cash flows and revenues may result in the inability to realize the value of recorded intangibles and goodwill,

•	actions of rating agencies,

•	changes in the costs of paper used by us,

•	any future changes in management,

•	general risks associated with the publishing industry,

•	declines in spending levels by advertisers and consumers,

•	the ability in a challenging environment to continue to develop new sources of circulation,

•	increased costs and business disruption resulting from diminished service levels from our wholesalers, and

•	the introduction and increased popularity over the long term of alternative technologies for the provision of news and information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to certain market risks that are inherent in our financial statements. We are subject to interest rate risk on our credit facilities and any future financing requirements. Our fixed rate debt consists primarily of senior subordinated notes.

Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt would have resulted in a change of $5.7 million in our interest expense for the year ended March 31, 2005.

Effective March 26, 2002, we entered into two interest rate swap agreements, which effectively converted a portion of our fixed-rate debt to variable rate debt. The first agreement, which was originally scheduled to expire in May 2004, had a notional amount of $125 million. Under this agreement, we were to receive a fixed rate of 10.25% and were to pay LIBOR in arrears plus a spread of 5.265%. The second agreement, which was originally scheduled to expire in May 2005, had a notional amount of $25 million. Under this agreement, we were to receive a fixed rate of 10.25% and we were to pay LIBOR in arrears plus a spread of 4.885%. On June 29, 2002, we received $3.3 million to terminate these two interest rate swap agreements. This amount received was recognized as a reduction of interest expense for the fiscal year ended March 31, 2003.

Additionally, effective June 28, 2002, we entered into two new interest rate swap agreements, which effectively converted a portion of fixed-rate debt to variable rate debt. The first agreement, which was originally scheduled to expire in May 2004, had a notional amount of $125 million. Under this agreement, we were to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 6.49%. The second agreement, which was originally scheduled to expire in May 2005, had a notional amount of $25 million. Under this agreement, we were to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 5.99%. On October 8, 2002, we received $4.0 million to terminate these two interest rate swap agreements, which was recognized as a reduction of interest expense for the fiscal year ended March 31, 2003.

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable rate debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we received a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. As of March 31, 2005, the fair value of this swap was a liability of $2.3 million. The change in the fair value of the swap has been recognized as an addition to interest expense for the fiscal year ended March 31, 2005. On January 15, 2004, we received $1.6 million in connection with the interim settlement of this swap agreement. On July 15, 2004, we received $1.2 million in connection with the interim settlement of this swap agreement. Additionally, on January 18, 2005, we received $0.2 million in connection with the interim settlement of this swap agreement. The next reset date for this swap agreement is July 15, 2005. At each reset date the Company either receives or pays money based on the fair value of the swap as of that date.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of American Media Operations, Inc.:

We have audited the accompanying consolidated balance sheets of American Media Operations, Inc., a wholly-owned subsidiary of American Media, Inc., and subsidiaries (the “Company”) as of March 31, 2005 and March 29, 2004, and the related consolidated statements of income, comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2005 and March 29, 2004, and the results of its operations and its cash flows each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Fort Lauderdale, Florida

June 27, 2005

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 29, 2004 and March 31, 2005

(In 000’s, except share information)

	March 29, 2004	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,192	$9,121
Trade receivables, net	66,907	62,133
Income tax receivable	—	8,004
Inventories	34,518	35,131
Prepaid expenses and other	11,391	17,510

Total current assets	135,008	131,899

PROPERTY AND EQUIPMENT:
Leasehold improvements	4,580	4,400
Machinery, fixtures and equipment	41,003	41,637
Display racks	46,810	43,477

	92,393	89,514
Less — accumulated depreciation	(47,340)	(51,150)

	45,053	38,364

LONG TERM NOTE RECEIVABLE, net	1,384	1,361

DEFERRED DEBT COSTS, net	24,996	19,950

OTHER LONG TERM ASSETS	1,459	3,469

GOODWILL, net of accumulated amortization of $74,757	661,639	661,639

OTHER INTANGIBLES, net of accumulated amortization of $108,142 and $122,173 in 2004 and 2005, respectively	627,937	613,839

	$1,497,476	$1,470,521

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of term loan	$5,734	$5,859
11.63% Senior Subordinated Notes Due 2004	740	—
Accounts payable	42,076	34,456
Accrued expenses	59,395	61,250
Deferred revenues	39,614	28,677

Total current liabilities	147,559	130,242

LONG TERM DEBT:
Term loan, net of current portion	433,918	418,125
10.25% Senior Subordinated Notes Due 2009	400,000	400,000
Bond premium on 10.25% Senior Subordinated Notes Due 2009	530	425
8.875% Senior Subordinated Notes Due 2011	150,000	150,000

	984,448	968,550

DEFERRED INCOME TAXES	158,323	164,781

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDER’S EQUITY:
Common stock, $.20 par value; 7,507 shares issued and outstanding	2	2
Additional paid-in capital	281,857	281,701
Accumulated other comprehensive income (loss)	(28)	(265)
Accumulated deficit	(74,685)	(74,490)

Total stockholder’s equity	207,146	206,948

	$1,497,476	$1,470,521

The accompanying notes to consolidated financial statements

are an integral part of these consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three Fiscal Years in the Period Ended March 31, 2005

(in 000’s)

	Fiscal Year Ended March 31, 2003	Fiscal Year Ended March 29, 2004	Fiscal Year Ended March 31, 2005
OPERATING REVENUES:
Circulation	$314,089	$335,434	$336,732
Advertising	61,303	147,933	167,669
Other	24,341	32,305	32,220

	399,733	515,672	536,621

OPERATING EXPENSES:
Editorial	39,967	58,740	60,081
Production	107,687	141,230	160,283
Distribution, circulation and other cost of sales	56,857	75,203	80,687
Selling, general and administrative expenses	54,515	85,721	104,567
Loss (gain) on insurance settlement	(7,613)	200	—
Depreciation and amortization	31,664	40,977	44,190

	283,077	402,071	449,808

OPERATING INCOME	116,656	113,601	86,813
INTEREST EXPENSE	(60,065)	(75,001)	(85,513)
OTHER INCOME (EXPENSE), net	288	(185)	(89)

INCOME BEFORE PROVISION FOR INCOME TAXES	56,879	38,415	1,211
PROVISION FOR INCOME TAXES	21,463	14,852	1,016

NET INCOME	$35,416	$23,563	$195

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Fiscal Years in the Period Ended March 31, 2005

(in 000’s)

	Fiscal Year Ended March 31, 2003	Fiscal Year Ended March 29, 2004	Fiscal Year Ended March 31, 2005
Net income	$35,416	$23,563	$195

Other comprehensive income (loss):
Interest rate swap adjustment	359	—	—
Foreign currency translation adjustments	(314)	286	(237)

Other comprehensive income (loss)	45	286	(237)

Comprehensive income (loss)	$35,461	$23,849	$(42)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the Three Fiscal Years in the Period Ended March 31, 2005

(In 000’s, except share information)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance, March 25, 2002	7,507	$2	$223,389	$(359)	$(133,664)	$89,368
Net income	—	—	—	—	35,416	35,416
Non-cash compensation charge	—	—	91	—	—	91
Interest rate swap adjustment	—	—	—	359	—	359
Foreign currency translation adjustments	—	—	—	(314)	—	(314)
Capital contribution	—	—	50,000	—	—	50,000

Balance, March 31, 2003	7,507	2	273,480	(314)	(98,248)	174,920
Net income	—	—	—	—	23,563	23,563
Equity contribution resulting from recapitalization	—	—	8,311	—	—	8,311
Non-cash compensation charge	—	—	66	—	—	66
Foreign currency translation adjustments	—	—	—	286	—	286

Balance, March 29, 2004	7,507	2	281,857	(28)	(74,685)	207,146
Net income	—	—	—	—	195	195
Return of capital contribution	—	—	(156)	—	—	(156)
Foreign currency translation adjustments	—	—	—	(237)	—	(237)

Balance, March 31, 2005	7,507	$2	$281,701	$(265)	$(74,490)	$206,948

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Fiscal Years in the Period Ended March 31, 2005

(in 000’s)

	Fiscal Year Ended March 31, 2003	Fiscal Year Ended March 29, 2004	Fiscal Year Ended March 31, 2005
Cash Flows from Operating Activities:
Net income	$35,416	$23,563	$195

Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of assets	89	(80)	(182)
Bond premium amortization	(117)	(103)	(103)
Depreciation and amortization	31,664	40,977	44,190
Non-cash compensation charge	91	66	—
Deferred debt cost amortization	4,919	6,621	6,568
Deferred income tax provision (benefit)	(4,679)	12,088	6,458
Decrease (increase) in — net of acquisition —
Trade receivables	(6,291)	(14,354)	4,774
Income tax receivable	—	—	(8,004)
Inventories	3,613	(16,096)	(613)
Prepaid expenses and other	(2,909)	(3,249)	(8,129)
Increase (decrease) in — net of acquisition —
Accounts payable	5,672	11,346	(7,620)
Accrued expenses	(3,734)	(8,909)	3,958
Payable to Parent Company	(54)	—	—
Accrued interest	8,987	581	2,666
Accrued income taxes	6,693	(5,312)	(4,770)
Deferred revenues	2,746	(7,603)	(10,937)

Total adjustments	46,690	15,973	28,256

Net cash provided by operating activities	82,106	39,536	28,451

Cash Flows from Investing Activities:
Capital expenditures	(24,695)	(25,870)	(23,441)
Allocable insurance proceeds for carrying value of Boca facility	3,785	—	—
Proceeds from retired assets	154	232	219
Payment received on long term note receivable	416	31	23
Acquisition of business, net of cash acquired	(339,342)	(8,421)	—

Net cash used in investing activities	(359,682)	(34,028)	(23,199)

Cash Flows from Financing Activities:
Term loan and revolving credit facility principal repayments	(18,909)	(29,158)	(16,408)
Proceeds from term loan and revolving credit facility borrowings	140,000	—	—
Proceeds from new senior subordinated indebtedness	150,000	—	—
Capital contribution	41,250	6,138	—
Return of equity investment	—	—	(156)
Payment of deferred debt costs	(12,652)	(1,057)	(1,522)

Net cash provided by (used in) financing activities	299,689	(24,077)	(18,086)
Effect of Exchange Rate Changes on Cash	(314)	286	(237)

Net Increase (Decrease) in Cash and Cash Equivalents	21,799	(18,283)	(13,071)
Cash and Cash Equivalents, Beginning of Period	18,676	40,475	22,192

Cash and Cash Equivalents, End of Period	$40,475	$22,192	$9,121

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for —
Income taxes	$19,052	$6,083	$1,121
Interest	$46,420	$70,720	$72,569
Non-cash equity contribution resulting from recapitalization	$—	$2,173	$—
Non-cash equity interest in EMP LLC in connection with the Weider acquisition	$8,750	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands in all tables)

(1) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of American Media Operations, Inc., a wholly-owned subsidiary of American Media, Inc. (“Media”), and its subsidiaries (collectively, the “Company”). Media’s parent entity is EMP Group LLC. The Company publishes seven weekly publications: National Enquirer, Star, Celebrity Living, Globe, National Examiner, Weekly World News, Sun, two bi-weekly publications, Country Weekly and Mira! and other monthly magazines including Looking Good Now. As a result of the January 2003 acquisition of Weider Publications LLC (“Weider”), the Company publishes seven other magazines, including Muscle & Fitness, Shape, Shape en Espanol, Men’s Fitness, Flex, Fit Pregnancy and Natural Health. Included in the Company’s fiscal year ended March 31, 2003 are 8 weeks of operations from the Weider properties. One of the Company’s subsidiaries, Distribution Services, Inc. (“DSI”), arranges for the placement and merchandising of the Company’s publications and third party publications at retail outlets throughout the United States and Canada. All significant intercompany transactions and balances have been eliminated in consolidation.

During the fourth quarter of fiscal year 2005, the Company changed its reporting period from a 52-53 week year ending on the last Monday in March to a calendar month reporting period ending March 31. As a result of this change, the fourth quarter of fiscal year 2005 comprises three additional days of operating expenses. This change did not have any impact on our revenues for the fiscal year ended March 31, 2005. The three additional days decreased gross profit and net income by approximately $1.0 million and $0.6 million, respectively.

Revenue Recognition

Substantially all publication sales, except subscriptions, are made through unrelated distributors. Issues, other than special topic issues, are placed on sale approximately one week prior to the issue date for the Company’s weekly publications. Revenues and related expenses for the Company’s weekly publications and special topic issues are recognized for financial statement purposes after delivery has occurred and all services have been rendered, which coincides with the on-sale date. Monthly issues revenue and related expenses are recognized at the date the copies are received by the Company’s third party wholesalers. On or about the date each issue is placed on sale, the Company receives a percentage of the issue’s estimated newsstand sales proceeds for the Company’s publications as an advance from the distributors.

We have established, through DSI, our own marketing organization whose primary function is to arrange for the sales and marketing, placement and merchandising of our publications and third-party publications at retail outlets throughout the United States and Canada. DSI does not physically distribute our publications. All distribution of our publications is made through third-party distributors. DSI negotiates and arranges for the placement, merchandising, and sales and marketing of our publications and third-party publications at each retailer’s place of business.

Revenues from copy sales are net of expected sales returns, which are established in accordance with generally accepted accounting principles (“GAAP”), after considering such factors as sales history and available market information. All of the Company’s publications are sold with full return privileges. The Company’s national distributors provide the Company weekly reporting on the actual returns by publication and by issue of each publication. The Company utilizes this data as well as the Company’s long-term history of sales data by publication to estimate the actual anticipated sale of the Company’s publications and the Company’s experience has demonstrated that the actual sale of each issue of each magazine can be reasonably estimated based on this information. The Company’s in-house circulation department has developed sophisticated financial models which the Company utilizes when projecting the anticipated sale of magazines. These models take into account, by publication, actual historical unit sales as a percentage of the total number of magazines published for each issue by publication, current return flow data provided by the Company’s national distributors relative to historical return flow data compared to actual historical unit sales and seasonal trends. Revenues are also net of product placement costs (“retail display allowances”) paid to the retailers.

Subscriptions received in advance of the issue date are recognized as income over the term of the subscription as they are fulfilled and mailed to the subscriber. Advertising revenues are recognized in the period in which the related advertising appears in the publications.

Deferred revenues are comprised of the following:

	2004	2005
Single copy	$5,590	$—
Subscriptions	32,850	28,677
Advertising	1,174	—

	$39,614	$28,677

Other revenues, primarily from marketing services performed for third parties by DSI, are recognized when the service is performed.

Editorial Costs

External editorial costs relating to photos, artwork and text are expensed as the issue relating to each specific cost is recognized as revenue. Internal editorial costs are generally expensed as incurred.

Concentration of Credit Risk

Substantially all of the Company’s trade receivables are from single copy distributors and advertising customers located throughout the United States. The Company establishes its credit policies based on an ongoing evaluation of its customers’ credit worthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at March 31, 2005.

Barter Transactions

The Company trades advertisements in its properties in exchange for advertising in properties of other companies. Revenue and related expenses from barter transactions are recorded at fair value in accordance with EITF No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue from barter transactions is recognized in accordance with the Company’s revenue recognition policies. Expense from barter transactions is recognized as incurred. Revenue from barter transactions for the fiscal years 2003, 2004 and 2005 was not significant.

The Company executed a barter agreement during fiscal 2004 in which the Company exchanged certain paperback book inventory items for future credits for broadcast advertising. No revenue was recognized in connection with this transaction. The credits were used as a reduction in the invoiced amount of advertising during fiscal 2005.

Subscription Acquisition Costs

Subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that result in probable future economic benefits. Direct-response advertising consists of television advertising for subscriptions, product promotional mailings, magazine insert cards, telemarketing and subscription promotions. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit, which is generally the related one-year subscription period. At March 29, 2004 and March 31, 2005, $1.8 million and $4.3 million, respectively, of subscription acquisition advertising was included in prepaid expenses and other assets. Amortization of direct-response advertising is included in distribution, circulation and other cost of sales expenses in the consolidated statements of income.

Bulk Agency Fees

Bulk agency fees are deferred and amortized over the related subscription term, typically one year. Amortization of bulk agency fees is included in distribution, circulation and other cost of sales expenses in the consolidated statements of income. Amounts deferred and included in prepaid expenses and other current assets were $0.7 million and $3.7 million as of March 29, 2004 and March 31, 2005, respectively.

Internal-Use Software

In compliance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in developing or obtaining internal use software and includes them in property and equipment, net. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than three years using the straight-line method. Capitalized software costs are subject to impairment evaluation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144. Internal-use software costs for fiscal years 2003, 2004 and 2005 were not significant.

Property and Equipment

The Company uses the straight-line depreciation method for financial reporting. The estimated lives used in computing depreciation for financial reporting purposes are 20 years for buildings, 3 years for display racks and 3 to 10 years for all other depreciable fixed assets. Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the lease term or the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred; significant renewals and betterments are capitalized.

Inventories

Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out (FIFO) cost method of valuation, which approximates market value. Inventories are comprised of the following:

	2004	2005
Raw materials — paper	$27,070	$31,386
Finished product — paper, production and distribution costs of future issues	7,448	3,745

	$34,518	$35,131

Other Long Term Assets

Other long term assets consist of deposits on leased facilities and equipment that are long term in nature.

Accrued Expenses

Accrued expenses are comprised of the following:

	2004	2005
Interest	$22,346	$25,012
Retail display allowance	12,753	9,391
Accrued taxes	4,980	7,726
Weider Advertising (see footnote 2)	10,293	6,911
Personnel and related costs (see footnote 2)	2,297	5,962
Interest rate swap	—	2,300
Unpaid Subscription Production Allowance (see footnote 2)	616	—
Legal	384	130
Other	5,726	3,818

	$59,395	$61,250

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand or deposited in demand deposit accounts with financial institutions and highly liquid investments with an original maturity of three months or less. Bank overdrafts of $19.5 million and $14.5 million have been recorded in accounts payable as of March 29, 2004 and March 31, 2005, respectively.

Goodwill and Other Intangible Assets

Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The Company’s principal identifiable intangible assets are tradenames, customer lists, covenants not to compete, advertising relationships and non-subscriber customer relationships.

Goodwill and intangibles with indefinite lives are tested for impairment annually or more frequently when events or circumstances indicate that an impairment may have occurred. The Company uses the beginning of its fiscal fourth quarter as the date for its annual impairment tests. The Company performed its annual impairment test for fiscal 2004 and 2005 as of the beginning of the fourth quarter of each of these years and found no impairment.

Impairment of Long-Lived Assets

The Company reviews long-lived tangible assets and definite-lived intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date.

Advertising Costs

Non-direct response media advertising costs included in selling, general and administrative expense are expensed as incurred. The amounts charged to operations for media advertising during fiscal 2003, 2004 and 2005 were approximately $2.1 million, $1.1 million and $4.8 million, respectively.

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

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. The statement requires information to be reported by operating segment on the same basis as that used to evaluate performance internally. The Company has determined that all of the Company’s operating activities meet the criteria under SFAS No. 131 to be aggregated into one reporting segment.

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB revised and re-issued FIN 46 (“FIN 46R”) to provide additional clarification and to defer the effective date. FIN 46R provides guidance on identifying variable interest entities (“VIE’s”) and assessing whether or not a VIE should be consolidated. Variable interests are contractual, ownership, or other monetary interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. This Interpretation was to be applied to all variable interest entities by the end of the first reporting period after March 15, 2004 (the Company’s fiscal year 2004).

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This statement is effective as of the first fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in its first quarter of fiscal 2007. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this statement will have on its results of operations or financial position.

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

The amount of $41.2 million of capital contributions from financing activities presented in the consolidated statement of cash flows for the fiscal year ended March 31, 2003 relates to the contribution of cash from the Company’s equity holder, Evercore Partners LLP, as part of the financing for the Weider acquisition. This contribution increased Evercore Partners’ ownership interest in the Company and was used as part of the funding of the Weider acquisition. Additionally, the $8.8 million of non-cash equity interest that appears in the Supplemental Disclosures of Cash Flow Information on the Company’s Consolidated Statements of Cash Flows for the fiscal year ended March 31, 2003 relates to equity issued in connection with the Weider acquisition to the principals of Weider.

The Sellers, as well as their principals, Joe Weider, Ben Weider and Eric Weider, agreed in the purchase agreement not to invest, own, manage, finance, control or otherwise have a material direct or indirect interest in any business involved in publishing of healthy living or fitness-related publications in any and all media, without the Buyers’ express written approval, subject to specified limitations. The non-competition agreement remains in effect for 7 years from closing with respect to Joe Weider and for 5 years from closing with respect to Ben Weider, Eric Weider and the Sellers.

As part of the Weider Acquisition, Weider Publications LLC entered into an advertising agreement with Weider Health and Fitness and Weider Nutrition International, Inc. that provides these entities with certain limited access to advertising in the acquired publications at agreed upon rates for the six years following closing. The agreed upon rates, discounted to present value, for this advertising agreement were below fair market value for the cumulative six-year period by approximately $11.8 million as of the date of the acquisition. Accordingly, the Company recognized this liability to provide advertising at below market rates as part of the Weider Acquisition and included it in accrued expenses in the consolidated balance sheet (“Weider Advertising”). The Company amortized $0.3 million, $1.7 million and $3.4 million of this reserve to income during fiscal 2003, 2004 and 2005, respectively.

Also as part of the Weider Acquisition, the Company assumed a liability to fulfill subscriptions for which no revenues had been received. The costs to manufacture, fulfill and mail these copies ($3.7 million) were recognized by us as part of the Weider acquisition. The Company incurred costs related to these copies in fiscal 2003, 2004 and 2005 and charged $0.5 million, $2.6 million and $0.6 million, respectively, of such costs to the related accrual in each of such years.

In connection with the Weider Acquisition, the Company entered into an athlete endorsement agreement with the Sellers, pursuant to which the Sellers provided the Buyers with continued access to a group of approximately 24 athletes (excluding Joe Weider), or substantially the same number of athletes of substantially the same quality as those listed in the agreement, for promotional purposes in connection with the acquired business for a period of 24 months. The Company paid the Sellers $0.6 million per year in exchange for this arrangement.

As part of the Weider Acquisition, the Company entered into a trademark license agreement with the Sellers pursuant to which the Sellers retained ownership and paid the costs for maintaining the Weider, Team Weider and Joe Weider trademarks in the U.S., Mexico and Canada and grants us the exclusive right to use these trademarks on the cover and in the editorial content of existing Weider titles of the acquired business and in any future healthy living or fitness-related publications in any media. The Company was also given the non-exclusive right to use the trade name Joe Weider on products and services other than publications. We pay Weider Health and Fitness $0.2 million per year pursuant to the trademark license agreement. The Company has the rights to use the Weider, Team Weider and Joe Weider trademarks in most other foreign countries in the world.

As part of the Weider Acquisition, the Company incurred employee termination costs of $5.6 million, which were fully paid as of March 29, 2004.

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

The following unaudited pro forma financial information gives effect to the Weider acquisition as if it had occurred as of the beginning of fiscal 2003:

Fiscal Year Ended March 31, 2003
Operating revenues	$535,235
Net income	$17,398

(3) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the fiscal years ended March 29, 2004 and March 31, 2005 can be summarized as follows:

	March 29, 2004	March 31, 2005
Balance, beginning of period	$659,052	$661,639
Acquisition of Weider	2,587	—
Reduction for deferred income taxes	—	—

Balance, end of period	$661,639	$661,639

The increase in goodwill for the fiscal year March 29, 2004, primarily relates to the recognition of deferred tax liabilities and additional employee termination costs incurred in connection with the Weider acquisition.

Intangible assets not subject to amortization had a carrying value of $557.4 million as of March 29, 2004 and March 31, 2005, and consist of tradenames with indefinite lives.

Intangible assets subject to amortization consist of the following:

	Range of Lives	March 29, 2004			March 31, 2005
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Covenants not to compete	5-10	$22,500	$(7,466)	$15,034	$22,500	$(10,361)	$12,139
Subscriber lists	3-15	66,238	(24,308)	41,930	66,171	(31,794)	34,377
Advertising relationships	3	7,750	(2,865)	4,885	7,750	(5,303)	2,447
Non-subscriber customer relationships	8	10,150	(1,427)	8,723	10,150	(2,639)	7,511

		$106,638	$(36,066)	$70,572	$106,571	$(50,097)	$56,474

Amortization expense of intangible assets for the fiscal years ended March 31, 2003, March 29, 2004 and March 31, 2005 was $6.9 million, $14.2 million and $14.1 million, respectively. Based on the carrying value of identified intangible assets recorded at March 31, 2005, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Fiscal Year
2006	$12,122
2007	8,269
2008	8,114
2009	7,466
2010	6,771
Thereafter	13,732

$56,474

(4) Fair Value of Financial Instruments:

The estimated fair value of the Company’s financial instruments as of year-end is as follows:

	2004		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan, including current portion	$439,652	$439,652	$423,984	$423,984
Subordinated indebtedness	$550,000	$561,875	$550,000	$567,500
Interest rate swap receivable (payable)	$2,813	$2,813	$(2,300)	$(2,300)

The fair value of the Company’s financial instruments is estimated based on the quoted market prices for the same or similar issues or on the current rate offered to us for financial instruments of the same remaining maturities. The carrying amount for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

Effective March 26, 2002, the Company entered into two interest rate swap agreements, which effectively converted a portion of fixed-rate debt to variable-rate debt. The first agreement, which was originally scheduled to expire in May 2004, had a notional amount of $125 million. Under this agreement, the Company was to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 5.265%. The second agreement, which was to expire in May 2005, had a notional amount of $25 million. Under this agreement, the Company was to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 4.885%. On May 1, 2002, the Company received $0.4 million under these agreements. On June 29, 2002, the Company received $3.3 million to terminate these two interest rate swap agreements. This amount received was reported as a reduction of interest expense for the fiscal year ended March 31, 2003.

Effective March 26, 2002, the Company entered into an interest rate cap transaction, which capped LIBOR at 5% through May 7, 2002 on $50 million of variable-rate debt. This cap expired without any financial impact on the Company.

Additionally, effective June 28, 2002, the Company entered into two new interest rate swap agreements, which effectively converted a portion of fixed-rate debt to variable rate debt. The first agreement, which was originally scheduled to expire in May 2004, had a notional amount of $125 million. Under this agreement, the Company was to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 6.49%. The second agreement, which was originally scheduled to expire in May 2005, had a notional amount of $25 million. Under this agreement, the Company was to receive a fixed rate of 10.25% and pay LIBOR in arrears plus a spread of 5.99%. On October 8, 2002, the Company received $4.0 million to terminate these two interest rate swap agreements, which is reported as a reduction of interest expense for the fiscal year ended March 31, 2003.

Effective August 20, 2003, the Company entered into an interest rate swap agreement, which effectively converted a portion of the Company’s fixed-rate debt to variable rate debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, the Company receives a fixed rate of 8.875% and pays LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. As of March 31, 2005, the fair value of this swap was a liability of $2.3 million. The change in the fair value of the swap has been recognized as an addition to interest expense for the fiscal year ended March 31, 2005. On January 15, 2004, the Company received $1.6 million in connection with the interim settlement of this swap agreement. On July 15, 2004, the Company received $1.2 million in connection with the interim settlement of this swap agreement. Additionally, on January 18, 2005, the Company received $0.2 million in connection with the interim settlement of this swap agreement. The next reset date for this swap agreement is July 15, 2005. At each reset date the Company either receives or pays money based on the interest rates as of that date.

(5) Income Taxes:

The Company files a consolidated Federal income tax return with Media and calculates the Company’s income tax on a separate return basis. The provision for income taxes consists of the following:

	2003	2004	2005
Current:
Federal	$20,855	$899	$(5,683)
State	1,892	(330)	695
Foreign	—	455	425

Total current	22,747	1,024	(4,563)

Deferred:
Federal	(1,177)	12,681	5,661
State	(107)	1,147	(82)

Total deferred	(1,284)	13,828	5,579

	$21,463	$14,852	$1,016

A reconciliation of the expected income tax provision (benefit) at the statutory Federal income tax rate of 35% to the reported income tax provision (benefit) is as follows:

	2003	2004	2005
Expected income tax provision at statutory rate	$19,908	$13,445	$424
State income taxes, net of Federal benefit	1,160	532	399
Meals and entertainment	—	410	503
Other, net	395	465	(310)

	$21,463	$14,852	$1,016

Deferred taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The tax effected net deferred tax assets and liabilities are comprised of the following:

	2004	2005
Net current deferred tax assets	$551	$1,417

Non-current deferred tax assets	$3,754	$5,853

Intangibles	(158,465)	(163,818)
Accelerated depreciation	(2,339)	(5,080)
Book over tax basis of non-depreciable assets	(1,273)	(1,736)

Non-current deferred tax liabilities	(162,077)	(170,634)

Net non-current deferred tax liabilities	$(158,323)	$(164,781)

In accordance with SFAS No. 109, deferred taxes are recognized for temporary differences related to identified intangible assets other than goodwill. The temporary difference is calculated based on the difference between the book carrying values of the amounts allocated to identified intangible assets and their historical tax bases.

Included in accrued expenses in the consolidated balance sheet for fiscal 2004 is a current taxes payable of $5.0 million. Included in total current assets in the consolidated balance sheet for fiscal 2005 is an income tax receivable of $8.0 million.

Based on the risks and probabilities of various tax related exposures the Company has provided an accrual of approximately $7.7 million. This amount is included in accrued expenses in the consolidated balance sheet for fiscal 2005.

(6) Credit Agreement

The Company’s bank credit agreement (the “Credit Agreement”) is comprised of three separate term loan commitments and a $60 million revolving credit commitment. The Company’s Credit Agreement expires in April 2007. As of March 31, 2005, the Company had $424.0 million of borrowings under the term loan commitments and there were no amounts outstanding under the revolving credit commitment. The revolving credit commitment, which expires in April 2006, allows funds to be borrowed and repaid from time to time with permanent reductions in the revolving credit commitment permitted at the Company’s option. The Company is required to pay a commitment fee ranging from 3/8% to 1/2% of the unused portion of the revolving commitment. Commitment fee payments under the Credit Agreement totaled $0.4 million, $0.2 million and $0.4 million for fiscal 2003, 2004 and 2005, respectively.

The Company’s Credit Agreement was amended on June 21, 2005. This amendment made certain financial maintenance covenants less restrictive. The Credit Agreement requires the Company to be in compliance with certain financial maintenance covenants which include but are not limited to, maintaining a total leverage ratio (consolidated total debt to debt covenant EBITDA) less than 6.95 through March 31, 2005 and less than 7.50 from April 1, 2005 through the maturity of the Credit Agreement. The Credit Agreement also requires the Company to maintain a senior leverage ratio (consolidated total senior debt to debt covenant EBITDA) less than 3.00 through March 31, 2005 and less than 3.50 from April 1, 2005 through the maturity of the Credit Agreement. In addition, the Company must maintain an interest expense coverage ratio (debt covenant EBITDA to consolidated interest expense) greater than 1.75 through March 31, 2005 and greater than 1.50 from April 1, 2005 through the maturity of the Credit Agreement. The Company must also maintain a fixed charge coverage ratio (debt covenant EBITDA minus taxes paid in cash to consolidated fixed charges) greater than 1.10, through the maturity of the Credit Agreement. The Credit Agreement also contains certain covenants that, among others, restrict paying cash dividends, incurring additional indebtedness, entering into certain mergers or consolidations, making capital expenditures and selling or otherwise disposing of assets. As of March 31, 2005, the Company was in compliance with all of these covenants and conditions. The Company’s total leverage ratio as of March 31, 2005 was 6.67, our senior leverage ratio was 2.90, our interest expense coverage ratio was 1.85 and the Company’s fixed charge coverage ratio was 1.72. Additionally, as of March 31, 2005, the Company was in compliance with all of the covenants and conditions of the Credit Agreement. Although there can be no assurances, based on current projections, the Company anticipates that our operating results over the next twelve months will be sufficient to satisfy the financial covenants and conditions of our Credit Agreement, as amended.

Borrowings under the term loan commitments are payable in varying quarterly installments through April 2007. The Company is required to make Excess Cash Flow payments (as defined), which will be applied ratably to the then outstanding term loans. There were no required Excess Cash Flow payments for the fiscal year ended March 31, 2005.

The Company’s obligations under the Credit Agreement are guaranteed by all of the Company’s subsidiaries and by Media. The obligations and such guarantees are secured by (i) a pledge by the Company of all of the capital stock of its subsidiaries, (ii) a pledge of all of the capital stock of the Company and (iii) a security interest in substantially all of the assets of the Company’s subsidiaries.

As permitted under the covenants of the Credit Agreement, management fees to affiliates totaled $0.8 million for fiscal year 2003. These fees are included in selling, general and administrative expenses. In connection with the recapitalization of the Company as discussed in footnote 10, the Company’s management fees increased to $2 million per annum for fiscal 2004 and 2005.

The effective interest rate under the Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 31, 2005 was 5.4% and the weighted average effective interest rates for the fiscal years 2003, 2004 and 2005 were 5.0%, 4.0% and 4.6%, respectively.

(7) Subordinated Indebtedness

On May 7, 1999, the Company issued $250.0 million in aggregate principal amount of 10.25% Senior Subordinated Notes, which mature on May 1, 2009. Interest on these notes is payable in semi-annual installments on May 1st and November 1st of each year. These notes are redeemable at the Company’s option. The indenture under which the notes were issued includes certain restrictive covenants that prohibit payment of dividends and limit, among other things, the Company’s ability to incur indebtedness, give guarantees, make investments, sell assets and merge or consolidate. The notes are guaranteed on a senior subordinated basis by all the Company’s current subsidiaries.

On February 14, 2002, the Company issued $150.0 million in aggregate principal amount of 10.25% Series B Senior Subordinated Notes due May 2009 through a private placement. The gross proceeds from the offering were $150.8 million including a premium on the notes of $0.8 million. The Company used the gross proceeds of the offering (a) to make a $75.4 million distribution to EMP Group LLC, (b) to prepay $68.4 million of the term loans under the Credit Agreement and (c) to pay transaction costs. These notes are unsecured and subordinated in right of payment to all the Company’s existing and future senior indebtedness. These notes rank equally with all the Company’s existing and future senior subordinated indebtedness. These notes are guaranteed on a senior subordinated basis by all the Company’s current subsidiaries.

On January 23, 2003, the Company issued $150.0 million aggregate principal amount of 8.875% Senior Subordinated Notes due 2011 through a private placement. The net proceeds from the offering were $145.9 million, including a discount on the notes of $4.1 million. The Company used the net proceeds of the offering to (a) fund the acquisition of Weider Publications LLC, and (b) pay transaction costs. These notes are unsecured and subordinated in right of payment to all the Company’s existing and future senior indebtedness. These notes rank equally with all of the Company’s existing and future senior subordinated indebtedness. These notes are guaranteed on a senior subordinated basis by all of the Company’s current subsidiaries.

Payments of principal due under the Credit Agreement (excluding any amounts that may be borrowed under the credit commitment or required to be prepaid under the excess cash flow provision), the subordinated notes and other long-term indebtedness follows:

Fiscal Year
2006	$5,859
2007	313,964
2008	104,161
2009	—
2010	400,000
Thereafter	150,000

$973,984

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

(8) Deferred Debt Costs

Certain costs incurred in connection with the issuance of the Company’s long-term debt have been deferred and are amortized as part of interest expense over periods from 1 to 10 years. For fiscal years 2003, 2004 and 2005, amortization of deferred debt costs, which is included in interest expense in the accompanying consolidated statements of income, totaled approximately $4.9 million, $6.6 million and $6.6 million, respectively.

In connection with the Company’s issuance of $150 million of 10.25% Series B Senior Subordinated Notes due 2009 on February 14, 2002, $7.0 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the notes. In connection with the Company’s issuance of $150 million of 8.875% Senior Subordinated Notes due 2011 on January 23, 2003, $7.9 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the notes. In connection with the Company’s increase in the Credit Agreement of $140 million on January 23, 2003, $3.5 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the Credit Agreement. Additionally, in connection with the Company’s Credit Agreement amendment on February 17, 2004, $0.3 million of issuance costs have been deferred and were amortized as part of interest expense over the life of the amendment. This amendment provided for an increase in the leverage ratio from 6.25 to 6.50 for the fiscal quarters ended December 29, 2003 and March 29, 2004.

(9) Restructuring Activities

During the fiscal year ended March 31, 2005, the Company initiated a plan to relocate the National Enquirer publication to New York City. The Company’s relocation plan involved the termination of 34 employees. This activity resulted in a charge of $2.3 million for termination benefits and $0.2 million for costs associated with the relocation of employees. Through March 31, 2005, the Company has paid no termination benefits and paid $0.2 million of costs associated with relocation of existing employees. The Company has an accrual at March 31, 2005 of $2.3 million for the termination benefits associated with this action which approximates fair value due to the short-term nature of the payments. These severance benefits will be paid out through December 2006. The Company has completed this restructuring plan.

The following summarizes the activity in the Company’s reserve related to this activity (in thousands):

	2005 Restructuring Expense	Cash Payments	Balances March 31, 2005
Accrued liabilities:
Severance	$2,297	$—	$2,297
Relocation	185	(185)	—

	$2,482	$(185)	$2,297

During the fiscal year ended March 29, 2004, the Company initiated a plan to relocate the Star and Mira! publications to New York City. The Company’s relocation plan involved the termination of 94 employees. This activity resulted in a charge of $2.6 million for termination benefits and $0.1 million for costs associated with the relocation of existing employees. The severance benefits were paid out through October 2004. The Company has completed this restructuring plan.

The following summarizes the activity in the Company’s reserve related to this activity (in thousands):

	2004 Restructuring Expense	2004 Cash Payments	Balances March 29, 2004	2005 Cash Payments	Balances March 31, 2005
Accrued liabilities:
Severance	$2,600	$(2,228)	$372	$(372)	$—
Relocation	139	(139)	—	—	—

	$2,739	$(2,367)	$372	$(372)	$—

(10) Recapitalization of Equity

On April 17, 2003, the Company completed a series of transactions whereby principals and affiliates of Evercore Partners LLP (“Evercore”) and Thomas H. Lee Company (“T.H. Lee”), David J. Pecker (the Chief Executive Officer of the Company), other members of Company management and certain other investors contributed approximately $434.6 million in cash and existing ownership interests, valued at approximately $73.3 million, of EMP Group LLC, the Company’s ultimate parent, to a merger entity which was then merged with and into EMP Group LLC in exchange for newly issued ownership interests of EMP Group.

The amount of $6.1 million of capital contributions from financing activities presented in the consolidated statement of cash flows for the fiscal year ended March 29, 2004 resulted from this recapitalization. This amount represents operating expenses and other items that were funded in cash as part of this recapitalization. This amount is comprised of management fees paid to the Company’s equity holders, Thomas H. Lee Company and Evercore Partners LLP ($2.0 million in the aggregate), management bonuses paid ($2.3 million) in connection with efforts associated with these transactions and paid-in capital contributed to the Company in the form of cash as a result of this recapitalization ($1.8 million). The management fees paid to the Company’s equity holders were accounted for as a prepaid asset and charged to expense by the Company over the one-year period of benefit. The management bonuses paid were charged to expense by the Company. As part of this recapitalization, these items were reflected in the Company’s financial statements and were treated as an equity contribution from the Company’s equity holders.

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

In addition, in connection with the merger, David J. Pecker and American Media, Inc. entered into a new employment agreement, which governs the terms of David J. Pecker’s employment as Chief Executive Officer of American Media, Inc. for a term of five years. Also, American Media, Inc., THL Managers V, L.L.C., an affiliate of T.H. Lee, and Evercore Advisors L.P., an affiliate of Evercore, entered into a Management Agreement pursuant to which THL Managers V, L.L.C. and Evercore Advisors L.P. provide certain management and advisory services to American Media, Inc. for an annual fee of $1.0 million each. The fee of this Management Agreement is amortized to expense by the Company over the annual period.

(11) Frontline Marketing

On November 27, 2000, we sold Frontline Marketing, Inc. (“FMI”) to the minority shareholder for a $2.5 million note receivable (the “FMI Note”). The FMI Note initially had a short-term component of $0.5 million, which amount has been paid in full, and a long-term component of $2.0 million which is payable to us based on defined cash flow of FMI. The FMI Note bears interest at 9%. Due to the uncertainty of FMI’s ability to generate defined cash flow for the repayment of the FMI Note, the Company has reserved a portion of the note.

(12) Non-Cash Compensation Charge

The Company’s common stock is owned by Media and all of Media’s common stock is owned by EMP Group LLC. The ownership interests in EMP Group LLC are represented by units of various classes. The units of EMP Group LLC are exchangeable for the common stock of Media under certain circumstances and with restrictions. Certain members of management were granted a non-voting class of units in EMP Group LLC, which vest over a five-year period, at below appraised fair market value. Included in selling, general and administrative expense in the accompanying consolidated statements of income for each of the fiscal years ended 2003 and 2004 is a non-cash compensation charge of $91,000 and $66,000, respectively, which represents the vested portion of the appraised fair value of these units over the amount paid. As of March 29, 2004, these units were fully vested and the remaining portion of the appraised value of these units over the amount paid was charged to expense during fiscal 2004. Since these expenses result from a transaction in the ownership interests of EMP Group LLC, such amounts have been treated as a contribution to capital.

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

In May 2002, the Company and its insurance carrier reached a final compromise regarding the Company’s insurance claim related to this incident and the Company received a compromise payment. The insurance proceeds resulted in a net gain on the insurance settlement of $7,613,000 for the fiscal year ended March 31, 2003. During the fiscal year ended March 31, 2003, the Company incurred costs for maintaining the Boca facility such as security and utilities, which have been netted against the gain on insurance settlement. The Company expensed these costs as incurred.

On April 17, 2003, the Company sold its anthrax-contaminated headquarters in Boca Raton, Florida to 5401 Broken Sound LLC. 5401 Broken Sound LLC paid $40,000 as consideration for the transfer of ownership. During fiscal year ended March 29, 2004, compensation expense totaling $0.2 million was paid in connection with the sale of this facility and was recorded as loss on insurance settlement in the consolidated statement of income.

(14) Benefit Plans

Substantially all of the Company’s full-time employees are eligible to participate in a defined contribution retirement plan. The expense recognized for this plan was approximately $0.4 million, $0.5 million and $0.5 million in fiscal years 2003, 2004 and 2005, respectively.

(15) Commitments and Contingencies

Litigation

Various suits and claims arising in the ordinary course of business have been instituted against us. The Company has insurance policies available to recover potential legal costs. The Company periodically evaluates and assesses the risks and uncertainties associated with litigation independent from those associated with the Company’s potential claim for recovery from third party insurance carriers. At present, in the opinion of management, after consultation with outside legal counsel, the liability resulting from litigation, if any, will not have a material effect on the Company’s consolidated financial statements.

Printing Agreement

During fiscal 2005, the Company renegotiated its third party printing contracts for the Company’s publications. The Company has a printing agreement expiring in our fiscal year 2016 with R.R. Donnelley & Sons Company (“RR Donnelley”) to print National Enquirer, Globe, Shape, Men’s Fitness, Fit Pregnancy, Muscle & Fitness, Flex, Natural Health, National Examiner, Weekly World News, Sun, Mira! and Country Weekly. Additionally, the Company has printing agreements with Quad/Graphics, Inc. to print Star expiring in our fiscal year 2014, and Trend Offset Printing, Inc. to print Star expiring in fiscal year 2009. Based on current pricing and production levels, these contracts which require pricing adjustments based on changes in the consumer price index are estimated to cost approximately $756.7 million over their remaining life as follows:

Fiscal Year
2006	$66,754
2007	68,423
2008	70,134
2009	71,887
2010	69,154
Thereafter	410,321

$756,673

Operating Leases

Minimum annual commitments under non-cancelable operating leases at March 31, 2005 are as follows:

Fiscal Year
2006	$5,172
2007	4,978
2008	2,974
2009	2,689
2010	2,701
Thereafter	3,368

$21,882

Rent expenses under real property and equipment leases were $3.7 million, $5.2 million and $7.5 million for fiscal 2003, 2004 and 2005, respectively.

Editorial Consulting Agreement

The Company entered into a five year consulting agreement with a third party which provides various editorial consulting and other services. In consideration for the consulting services, the Company is obligated to pay this third party compensation based upon a percentage of our revenues and also based upon the equity interest value of certain of the Company’s publications. The equity value vests over a five year period and is paid upon a liquidity event. A liquidity event is triggered by a sale of certain of the Company’s publications, a sale of AMI to a third party, a change in control of AMI or by an initial public offering. If a liquidity event has not occurred by the end of the five year term, AMI can be required to repurchase the equity interest. Additionally, if a liquidity event has not occurred by the end of the five year term AMI has the right to repurchase the equity interest from the third party. The Company recognizes the equity interests as compensation expense over the five year vesting period based on an appraisal of the related publications. The estimated compensation expense is as follows:

Fiscal Year
2006	$2,150
2007	2,150
2008	2,150
2009	1,700
2010	—
Thereafter	—

$8,150

(16) Valuations and Qualifying Account

The table below summarizes the activity in the valuation account, allowance for possible uncollectible accounts receivable for the periods indicated:

	Balance, Beginning of Period	Charges to Expense	Purchase Accounting Additions, (Utilization), Net	Deductions, Write-Offs, Net	Balance, End of Period
Trade Accounts Receivable
Valuation Account:
For the fiscal year ended March 31, 2003	$413	$772	$3,302	$(587)	$3,900
For the fiscal year ended March 29, 2004	$3,900	$123	$(2,941)	$(202)	$880
For the fiscal year ended March 31, 2005	$880	$(6)	$—	$(446)	$428

(17) Selected Quarterly Financial Data (Unaudited)

Quarterly financial data for fiscal 2005 and 2004 is as follows (table in thousands):

	Q1 2005	Q2 2005	Q3 2005	Q4 2005	Total
Operating revenues	$133,447	$136,562	$129,393	$137,219	$536,621
Operating income	24,802	22,266	20,933	18,812	86,813
Net income (loss)	720	2,701	(281)	(2,945)	195

	Q1 2004	Q2 2004	Q3 2004	Q4 2004	Total
Operating revenues	$124,974	$126,873	$118,332	$145,493	$515,672
Operating income	28,890	27,058	21,305	36,348	113,601
Net income	5,382	5,938	692	11,551	23,563

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Disclosure Controls and Procedures

As of March 31, 2005, we performed an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(b). Based upon that evaluation, our principal executive officer and principal financial officer concluded that a material weakness existed in our internal control over financial reporting. As a result of this material weakness, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective in providing them with material information relating to the Company as required to be disclosed in our periodic filings with the SEC. The material weakness in internal control over financial reporting as of March 31, 2005 related to the fact that we lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements to resolve non-routine or complex accounting matters. We are in the process of remediating this weakness by adding additional personnel to our financial staff.

Appearing immediately following the signatures section of this annual report are certificates by our principal executive officer and principal financial officer, which are required by Section 302 of the Sarbanes-Oxley Act of 2002. The information set forth in this Item 9A should be read in conjunction with these Section 302 certificates. Additionally, our principal executive officer and principal financial officer have provided certain certificates to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act. These certificates are filed as exhibits to this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the directors and executive officers of Media and the Company as of June 29, 2005. All officers serve at the pleasure of the applicable Board of Directors.

Name	Age	Position(s)	Director or Officer Since
David J. Pecker	53	Chairman, Chief Executive Officer, Chief Operating Officer, President and Director of Media and the Company	May 1999
Austin M. Beutner	45	Director of Media and the Company	May 1999
Neeraj Mital	37	Director of Media and the Company	May 1999
Jeff Sagansky	53	Director of Media and the Company	March 2005
Anthony J. DiNovi	42	Director of Media and the Company	April 2003
Soren L. Oberg	34	Director of Media and the Company	April 2003
Michael Garin	58	Director of Media and the Company	April 2003
Mark J. Brockelman	34	Vice President and Chief Accounting Officer of Media and the Company	May 2005
Michael B. Kahane	44	Executive VP and General Counsel	August 2001
Michael J. Porche	48	Chief Executive Officer and President of DSI	May 1999
Bonnie Fuller	48	Executive VP and Chief Editorial Director	July 2003
Kevin Hyson	54	Executive VP and Chief Marketing Officer	May 1999

David J. Pecker became Chairman, Chief Executive Officer, Chief Operating Officer, President and a Director of Media and the Company on May 7, 1999. Prior to that, Mr. Pecker had been the Chief Executive Officer since 1992, and President since 1991, of Hachette. Prior to 1991, he was Executive Vice President/Publishing and Chief Operating and Chief Financial Officer of Hachette. Mr. Pecker has 25 years of publishing industry experience having worked as the Director of Financial Reporting at CBS, Inc. Magazine Group and as the Vice President and Controller of Diamandis Communications Inc. Mr. Pecker currently serves as a director of the Magazine Publishers’ Association of America, and as a director of the Madison Square Boys and Girls Club of New York. Mr. Pecker received an honorary doctorate degree in Commercial Science from Pace University in 1998, and is a director of the Federal Drug Enforcement Foundation.

Austin M. Beutner is President and Co-Chief Executive Officer of Evercore, which he co-founded in 1996. He also serves as Chairman of Evercore Capital Partners and Chairman of Evercore Ventures. Mr. Beutner currently serves on the board of Continental Energy Services. He also serves as Chairman of the California Governor’s Council on Physical Fitness and Sports, as a Trustee of the California Institute of the Arts, as a board member of Carlthorp School and is a member of the Council on Foreign Relations. From 1994 to 1996, Mr. Beutner was President and Chief Executive Officer of the U.S. Russia Investment Fund, a private investment fund capitalized with $440 million by the U.S. Government. Before his affiliation with the U.S. Russia Investment Fund, he was a General Partner of The Blackstone Group.

Neeraj Mital is a Senior Managing Director of Evercore. Prior to joining Evercore, Mr. Mital was at The Blackstone Group from 1992 to 1998, most recently as a Managing Director. Prior to joining The Blackstone Group, he was at Salomon Brothers Inc.

Jeff Sagansky has held high profile executive positions with top companies in the entertainment industry. Most recently, Mr. Sagansky was CEO of Paxson Communications. Prior to that, Mr. Sagansky was Co-President of Sony Pictures Entertainment where he was responsible for Sony Entertainment’s worldwide television operations and strategic planning. Mr. Sagansky was also President of CBS Entertainment, where he engineered CBS’s ratings rise from third to first place in eighteen months with programs including “The Nanny,” “Dr. Quinn, Medicine Woman,” “Touched By An Angel,” “Chicago Hope,” “Picket Fences” and “Northern Exposure.” As President of Tri Star Pictures, Mr. Sagansky developed and oversaw production of a wide variety of films including Glory, which won an Academy Award for Denzel Washington, Peggy Sue Got Married, directed by Francis Ford Coppola, and Look Who’s Talking, starring John Travolta and Kirstie Alley. Mr. Sagansky, as Senior Vice President of Programming at NBC, was involved with the development of such landmark television programs as “St. Elsewhere,” “Cheers,” “Miami Vice,” and “The Cosby Show.”

Anthony J. DiNovi is Co-President of Thomas H. Lee Partners, L.P., a Boston- based private equity firm with $12 billion of assets under management. Prior to joining T.H. Lee in 1988, Mr. DiNovi was in the corporate finance departments of Goldman, Sachs & Co. and Wertheim Schroder & Co., Inc. Mr. DiNovi currently serves as a director of Endurance Specialty Holdings, Inc.; Nortek Inc.; National Waterworks, Inc.; US LEC Corporation; Vertis, Inc., Michael Foods, Inc. and various private corporations. Mr. DiNovi holds an A.B. in Social Studies from Harvard College and an M.B.A. from Harvard Graduate School of Business Administration.

Soren L. Oberg is a Managing Director at Thomas H. Lee Partners, L.P., a Boston based private equity firm with $12 billion of assets under management, where he worked from 1993 to 1996 and rejoined in 1998. Prior to joining T.H. Lee in 1993, Mr. Oberg worked at Morgan Stanley & Co., Inc. in the Merchant Banking Division and at Hicks, Muse, Tate & Furst. Mr. Oberg holds an A.B. in Applied Mathematics from Harvard College and an M.B.A. from Harvard Graduate School of Business Administration. Mr. Oberg serves on the board of National Waterworks, Inc. and Vertis, Inc.

Michael Garin is the Chief Executive Officer of Central European Media Enterprises, which operates the leading group of TV networks and stations across Central and Eastern Europe. Mr. Garin is a director and member of the Audit Committees of American Media, Inc. and Cablecom (Switzerland), and AMC Theatres where he is also a member of the Compensation Committee. Mr. Garin is also a Deputy Director of Canal+ Nordic (Scandinavia). From 1999 to 2001, Mr. Garin was President and Chief Operating Officer of Digital Convergence Corporation, an Internet technology company. In March 2002, Digital Convergence filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Previously, Mr. Garin spent 11 years as the Global Head of Media, Telecommunications and Information Services Investment Banking at ING Barings, LLC. Mr. Garin co-founded Lorimar Telepictures Corporation in 1978 and served as a Director until 1988. Mr. Garin also worked in numerous roles for Time Inc.

Mark J. Brockelman joined the Company in June 2000 as Vice President of Finance. On May 9, 2005, the Company appointed Mr. Brockelman as its Vice President/Chief Accounting Officer. Prior to joining the Company, Mr. Brockelman was an audit manager at Arthur Andersen LLP from June 1993 to June 2000. Mr. Brockelman holds a B.A. in Accounting from Marquette University and is a C.P.A. in the State of Illinois.

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

Kevin Hyson is Executive Vice President and Chief Marketing Officer. Mr. Hyson joined the Company as a Senior Vice President and was promoted to Executive Vice President in 2001. Prior to joining the Company, Mr. Hyson was President of Hylen Sharp Inc., a Greenwich, Connecticut based marketing firm whose clients included Hachette Magazines, JVC and Sony.

Audit Committee Financial Expert

Our Board has determined that Michael Garin, a member of the audit committee of our Board of Directors, is an audit committee financial expert as defined by the SEC for purposes of this Item 10 and that Mr. Garin is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to our Chairman of the Board and Chief Executive Officer (principal executive officer) and our senior financial officers. The full text of our code of ethics has been filed with the SEC as Exhibit 14 to this Annual Report on Form 10-K. As of the date hereof, there has not been any amendment or waiver of any provision of the code of ethics since the filing of our last Annual Report on Form 10-K.

Item 11. Executive Compensation

The following table sets forth the compensation paid by us to our chief executive officer and our four most highly compensated executive officers at March 31, 2005 for services rendered during the fiscal years 2005, 2004 and 2003.

Summary Compensation Table

	Fiscal Year	Annual Compensation				Long-Term Options
Name and Principal Position		Salary ($)	Bonus ($)		Other Annual Compensation ($)	Shares Underlying Options	All Other Compensation ($)
David J. Pecker Chairman, President & Chief Executive Officer	2005 2004 2003	1,500,000 1,500,000 1,347,115	0 1,600,000 0	(1)	0 0 0	0 0 0	0 51,832 53,619	(3) (3)

Michael B. Kahane Senior VP & General Counsel	2005 2004 2003	500,000 431,539 300,000	0 375,000 75,000	(1) (2)	0 0 0	0 0 0	0 0 0

Michael J. Porche Chief Executive Officer & President of DSI	2005 2004 2003	325,000 251,923 225,000	175,000 135,000 75,000	(2) (1) (2)	0 0 0	0 0 0	0 0 0

Bonnie Fuller Executive VP & Chief Editorial Director	2005 2004	1,500,000 1,096,154	74,851 500,000	(2) (1)	0 0	0 0	0 4,885	(4)

Kevin Hyson Executive VP & Marketing Director	2005 2004 2003	250,000 250,000 250,000	0 100,000 125,000	(1) (1)	0 0 0	0 0 0	0 0 0

(1)	Amounts of $1,600,000, $175,000 and $25,000 paid to Messrs. Pecker, Kahane and Porche, respectively, relate to bonuses granted as part of the recapitalization of the Company on April 17, 2003. The remaining bonus amount of $110,000 paid to Mr. Porche relates to an annual bonus. The remaining bonus amount of $200,000 paid to Mr. Kahane relates to a one-time transaction bonus.
(2)	Comprised of annual bonus for Messrs. Kahane and Porche and Ms. Fuller.
(3)	Amounts related to Mr. Pecker relate to taxable employment benefits, including reimbursements for travel and other expenses.
(4)	Amount related to Ms. Fuller relates to taxable employee benefits, including reimbursement for COBRA premiums.

All of our common stock is owned by Media, and all of Media’s common stock is owned by EMP Group LLC (the “LLC”). Equity interests in the LLC are owned by Evercore, Thomas H. Lee and certain investors, including Mr. Pecker and certain members of management. For a discussion of the distributions Mr. Pecker and the other Executive Officers listed above may receive as the owners of certain units in the LLC as compensation for their employment, see “Item 13. Certain Relationships and Related Transactions”.

Our executive officers are elected by our Board of Directors and serve at the discretion of our Board of Directors or pursuant to an employment agreement. In February 2003, Media entered into an amended and restated employment agreement with Mr. Pecker that has a five-year term expiring April 17, 2008 and, after the initial term, will be automatically extended each year for successive one-year periods, unless either party provides 60 days’ prior written notice before the next extension date. Under his employment agreement, Mr. Pecker is to receive: (i) base salary of $1,500,000; (ii) a discretionary annual bonus, as determined by the Executive Committee of the Board of Directors of EMP Group LLC, of up to $250,000; (iii) a one-time transaction bonus in the amount of $1,600,000 paid in 2003; (iv) coverage under employee welfare benefit plans, including health insurance and short-term and long-term disability insurance, maintained by Media; (v) six weeks of annual paid vacation; and (vi) reimbursements for certain business travel expenses for the executive and his wife, certain cellular telephone expenses, car and driver expenses, certain tax and investment management services and a “tax gross-up” payment for such items, if necessary.

According to the employment agreement, upon termination of employment without “cause” or resignation with “good reason,” Mr. Pecker is to receive: (i) base salary and health, life insurance and disability benefits continuing until the later of 12 months following the date of his termination or April 17, 2008; (ii) immediate vesting of all non-vested plan benefits, including stock options and other equity-based compensation; (iii) outplacement services for 12 months; and (iv) discretionary annual bonus for the fiscal year in which the termination occurs, as determined by Media based on the achievement of certain performance criteria. Mr. Pecker’s agreement further provides that, to the extent that any payment to be paid to Mr. Pecker under his agreement would be considered an “excess parachute payment” subject to excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), then Mr. Pecker is entitled to receive a gross-up payment in an amount sufficient to make him whole after the payment of such taxes, up to a maximum of $4,800,000.

Mr. Pecker’s agreement defines “cause” to include the conviction of or a guilty plea to any felony materially adversely affecting Media, willful or gross misconduct intended to materially adversely affect Media or willful refusal to perform duties for reasons other than illness. “Good reason” is defined to include the assignment of duties materially inconsistent with the executive’s position, any reduction in base salary or employee benefits, geographic relocation, Media’s failure to have the agreement assumed by its successor, and certain other grounds specified in the agreement.

In addition, Mr. Pecker is subject to certain non-competition and non-solicitation provisions that are in effect during the term of his employment agreement and for 12 months thereafter and certain confidentiality provisions.

We entered into an employment agreement with Bonnie Fuller, the term of which commences on July 7, 2003 and ends on June 30, 2006, terminable by either party upon 30 days’ prior written notice. Under her employment agreement, Ms. Fuller is to receive: (i) annual base salary in the amount of $1,500,000; (ii) an annual bonus; (iii) health and welfare benefit plan coverage; and (iv) reimbursement of certain expenses. The agreement further provides that, upon termination of employment by the Company without “cause”, Ms. Fuller is to receive: (i) any bonus earned but unpaid as of the date of termination for any previously completed fiscal year and a prorated portion of the current fiscal year bonus, if any, up to the date of termination; (ii) reimbursement for any unreimbursed business expenses; (iii) health insurance through the term of the agreement; and (iv) severance pay in an amount equal to the remaining base salary due under the agreement. The agreement’s definition of “cause” is, in substantive part, identical to that contained in Mr. Pecker’s employment agreement. Ms. Fuller’s agreement also contains certain confidentiality and non-competition provisions.

Media is party to an employment agreement with Mr. Kahane, which, among other things, provides for (i) base salary of $500,000, (ii) annual bonus opportunity of $500,000, (iii) severance payments to end of employment contract and (iv) certain other customary employee benefits. The term of Mr. Kahane’s contract expires on July 31, 2006. Media is party to an employment agreement with Mr. Porche, which calls for (i) base salary of $325,000, (ii) annual bonus opportunity of $175,000, (iii) severance payments up to one-year and (iv) certain other customary employee benefits. The term of Mr. Porche’s contract expires on December 21, 2008. Media is party to an employment agreement with Mr. Hyson, which calls for (i) base salary of $325,000, (ii) annual bonus opportunity of $175,000, (iii) severance payments up to six months and (iv) certain other customary employee benefits. The term of Mr. Hyson’s contract expires on October 31, 2006.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised of Messrs. Pecker, Beutner and DiNovi. The Compensation Committee of our Board of Directors determines compensation policies applicable to our executive officers. Mr. Pecker is an executive officer of the Company.

Compensation of Directors

We reimburse directors for out-of-pocket travel expenses incurred in connection with attending meetings of the Board of Directors. In addition, Mr. Sagansky receives a fee of $2,500 per Board meeting attended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our common stock is owned by Media and all of Media’s common stock is owned by the LLC. Equity interests in the LLC are owned by Evercore, T.H. Lee and certain investors, including Mr. Pecker, as well as certain other members of management. Pursuant to the LLC Agreement (as defined herein), the board of managers of EMP Group LLC consists of three designees of Evercore, three designees of T.H. Lee, one of whom is subject to Evercore’s prior approval, and the Chief Executive Officer of American Media, Inc., who is subject to the approval of Evercore and T.H. Lee. While Evercore and T.H. Lee jointly control EMP Group LLC, the limited liability company agreement requires that certain significant actions of EMP Group LLC be approved by David J. Pecker and a majority of the other investors of EMP Group LLC. See “Item 13. Certain Relationships and Related Transactions”.

The following table presents, as of June 29, 2005, information relating to the beneficial ownership of the LLC (the parent of the Company and Media), held by each director of the Company, by each executive officer of the Company named in the Summary Compensation Table above and by all of the executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Evercore Partners II LLC(1),(2) 65 East 55th Street New York, New York 10022 Austin M. Beutner(1),(2)	Class A	119,930	23.6%

Thomas H. Lee Equity Fund V. L.P.(2),(3) 75 State Street Boston, MA 02109 Anthony DiNovi(2),(3) Soren Oberg(2),(3)	Class A	301,946	59.5%

David J. Pecker	Class A Class B	25,081 52,726	4.9 72.7	% %

Michael B. Kahane	Class A Class B	286 1,125	0.1 1.6	% %

Michael J. Porche	Class A Class B	151 330	— 0.5%

Bonnie Fuller	Class A Class B	— 970	— 1.3%

Kevin Hyson	Class A Class B	353 330	0.1 0.5	% %

All executive officers and directors as a group	Class A Class B	447,747 55,481	88.4 76.5	% %

(1)	Class A Units shown as beneficially owned by Evercore Partners II LLC are held by Evercore Capital Partners II and Evercore Co-Investment Partnership II L.P. Evercore Partners II LLC is the general partner of Evercore Capital Partners II L.P., and the managing member of Evercore Co-Investment G.P. II LLC (which in turn is the general partner of Evercore Co-Investment Partnership II L.P.). The managing members of Evercore Partners II LLC include Mr. Beutner, who also is a director of Media and the Company. Mr. Beutner may be deemed to share beneficial ownership of the Class A Units shown as beneficially owned by Evercore Partners II LLC. Mr. Beutner disclaims beneficial ownership of such units.
(2)	The LLC Agreement provides that the LLC will be managed by a Board of Managers, a majority of which will be appointed by Evercore and T.H. Lee. All action by such Board of Managers is made by a vote of the majority of each of the following: (i) the Board of Managers, (ii) the managers appointed by Evercore, and (iii) the managers appointed by T.H. Lee. In addition, Evercore and T.H. Lee have the right to appoint a majority of the Board of Directors of Media.
(3)	Class A Units shown as beneficially owned by Thomas H. Lee Equity Fund V, L.P. are held by Thomas H. Lee Equity Fund V., L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Cayman Fund V, L.P., State Street Bank and Trust Company as Trustee under the 1997 Thomas H. Lee Nominee Trust, Thomas H. Lee Investors Limited Partnership, Putnam Investments Employees’ Securities Co. I LLC, Putnam Investments Employees’ Securities Co. II LLC, and Putnam Investments Holdings, LLC. Mr. DiNovi is a managing director of Thomas H. Lee Advisors, LLC, the general partner of Thomas H. Lee Partners, L.P. Mr. Oberg is a Vice President of Thomas H. Lee Partners, L.P. Each of Messrs. DiNovi and Oberg disclaims beneficial ownership of any of the Class A Units referred to above, except to the extent of their pecuniary interest therein.

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

Item 13. Certain Relationships and Related Transactions

As part of the Recapitalization, Evercore, T.H. Lee and the other investors and Media, entered into an amended and restated LLC Agreement (the “LLC Agreement”). Interests in the LLC are represented by units of two classes. Evercore, T.H. Lee and the other investors, including Mr. Pecker and certain other members of management, own Class A Units. Class A Units are the only units with voting power. The other class of units, Class B Units, is owned by Mr. Pecker and certain other members of management. Holders of Class B Units are eligible to share in the profits of the LLC, pro rata, only after all the holders of the Class A Units have received the return of their aggregate investment in such classes of units.

The units of the LLC are exchangeable for the common stock of Media under certain circumstances, including pursuant to demand and piggyback registration rights granted to Evercore, T.H. Lee and certain other investors, including Mr. Pecker, under the LLC Agreement. The LLC Agreement grants each investor certain demand registration rights with respect to common stock of Media, the exercise of which, in general, is controlled by Evercore and T.H. Lee and grants unlimited piggyback registration rights.

In general, the investors, including Mr. Pecker, may not transfer their interests in the LLC without the consent of Evercore and T.H. Lee after the exchange of units of the LLC into common stock of Media. Above a certain ownership percentage, if Evercore transfers its common stock of Media, all the other investors are required to transfer a pro rata number of securities on the same terms as the Evercore transfer.

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

On January 23, 2003, the Company and LLC (the “Buyers”) acquired Weider Publications LLC (the “Acquisition”), a newly formed company to which the magazine business of Weider Publications, Inc. and Weider Interactive Networks, Inc. were contributed from Weider Health and Fitness, Weider Health and Fitness LLC and Weider Interactive Networks, Inc. (the “Sellers”). The aggregate purchase price was $357,300,000, which included a post-closing working capital adjustment of $7.3 million.

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

Under the purchase agreement, Weider Health and Fitness and its selling subsidiaries, subject to caps and deductibles, indemnified the buyers for losses arising from the failure of any representation or warranty made by Weider Health and Fitness and its selling subsidiaries to be true or the failure of any of those entities to perform their obligations under the purchase agreement and the related documents. Weider Health and Fitness and its selling subsidiaries also indemnified the buyers for specified excluded liabilities of the acquired business, including pre-closing taxes. Pursuant to the purchase agreement, the buyers indemnified Weider Health and Fitness and its selling subsidiaries for losses arising from liabilities that the acquired business retains, the failure of any representation or warranty made by us to be true or our failure to perform our obligations under the purchase agreement and the related documents.

In general, the representations and warranties in the purchase agreement survived closing and expired 18 months after the closing date. The representations and warranties relating to organization and authority, capitalization, tax matters, employee benefits and brokers’ fees survive until the expiration of the applicable statute of limitations.

Weider Health and Fitness, Joe Weider, Ben Weider and Eric Weider agreed in the purchase agreement not to invest, own, manage, finance, control or otherwise have a material direct or indirect interest in any business involved in publishing of healthy living or fitness-related publications in any and all media, without the Buyers’ express written approval, subject to specified limitations. The non-competition agreement remains in effect for 7 years from closing with respect to Joe Weider and for 5 years from closing with respect to Ben Weider, Eric Weider and Weider Health and Fitness.

As part of the Acquisition, Weider Publications LLC entered into an advertising agreement with Weider Health and Fitness and Weider Nutrition International, Inc. that provides these entities with certain limited access to advertising in the acquired publications at agreed upon rates for the six years following closing.

In connection with the Acquisition, the Buyers entered into an athlete endorsement agreement with the Sellers pursuant to which the Sellers provided the Buyers with continued access to a group of approximately 24 athletes (excluding Joe Weider), or substantially the same number of athletes of substantially the same quality as those listed in the agreement, for promotional purposes in connection with the acquired business for a period of 24 months from the acquisition date. The Buyers paid the Sellers $600,000 per year in exchange for this arrangement.

As part of the Acquisition, the Buyers entered into a trademark license agreement with the Sellers pursuant to which the Sellers will retain ownership and pay the costs for maintaining the Weider, Team Weider and Joe Weider trademarks in the U.S., Mexico and Canada and will grant the Buyers the exclusive right to use these trademarks on the cover and in the editorial content of existing Weider titles of the acquired business and in any future healthy living or fitness-related publications in any media. The Buyers were also given the non-exclusive right to use the trade name Joe Weider on products and services other than publications. The Buyers pay the Sellers $200,000 per year pursuant to the trademark license agreement. The Buyers have the rights to use the Weider, Team Weider and Joe Weider trademarks in most other foreign countries in the world.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed and billable to the Company for the fiscal years ended March 29, 2004 and March 31, 2005 by the Company’s principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”):

	2004	2005
Audit Fees	$350,000	$385,000
Audit Related Fees	—	—
Tax Fees (1)	100,000	150,000
All Other Fees	—	—

Total Fees	$450,000	$535,000

(1)	Includes tax compliance, planning and advice services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed with, or incorporated by reference in, and as part of, this Annual Report on Form 10-K.

(a)	1. All Financial Statements and Supplemental Information - See the Index to Consolidated Financial Statements

2.         Financial Statement Schedules

3.         Exhibits (Including Those Incorporated by Reference) – See paragraph (b) below

(b)	Exhibits

Exhibit Number		Description of Exhibit
*2.1	—	Agreement and Plan of Merger dated as of February 16, 1999, by and between EMP Acquisition Corp., a Delaware corporation, and American Media, Inc., a Delaware corporation.

*2.2	—	Certificate of Merger of EMP Acquisition Corp. with and into American Media, Inc. (Under Section 251 of the General Corporation Law of the State of Delaware).

**2.3	—	Stock and Asset Purchase Agreement, dated as of November 1, 1999, among Mike Rosenbloom, Globe International Publishing, Inc., Globe International, Inc., EMP Group L.L.C. and American Media Operations, Inc.

*****2.4	—	Purchase and Contribution Agreement dated as of November 26, 2002 by and among Weider Health and Fitness, Weider Interactive Networks, Inc., Weider Health and Fitness, LLC, Weider Publications, LLC, EMP Group L.L.C. and American Media Operations, Inc.

******2.5	—	Agreement and Plan of Merger, dated as of February 24, 2003, by and among EMP Group L.L.C. and EMP Merger Corporation.

******2.6	—	Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 14, 2003, by and between EMP Group L.L.C. and EMP Merger Corporation.

******2.7	—	Contribution Agreement, dated as of February 24, 2003, by and among EMP Merger Corporation and the persons set forth on the signature pages thereto.

******2.8	—	Amendment No. 1 to the Contribution agreement, dated as of April 14, 2003, by and among EMP Merger Corporation and the persons set forth on the signature pages thereto.

3.1	—	Certificate of Incorporation of Enquirer/Star, Inc. and amendments thereto (incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-46676, Part II, Item 16, Exhibit 3.5, as filed on March 25, 1992).(1)

3.2	—	Amended By-Laws of Enquirer/Star, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-46676, Part II, Item 16, Exhibit 3.6, as filed on March 25, 1992).(1)

3.3	—	Amendment of Certificate of Incorporation of the Company dated November 7, 1994 changing its name to American Media Operations, Inc. from Enquirer/Star, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended March 27, 1995, filed as Exhibit 3.3, File No. 1-11112).

*4.1	—	Indenture dated as of May 7, 1999, among American Media Operations, Inc., National Enquirer, Inc., Star Editorial, Inc., SOM Publishing, Inc., Weekly World News, Inc., Country Weekly, Inc., Distribution Services, Inc., Fairview Printing, Inc., NDSI, Inc., Biocide, Inc., Health Xtra, Inc., Retail Marketing Network, Inc., American Media Marketing, Inc., and Marketing Services, Inc., and The Chase Manhattan Bank, a New York banking corporation, as trustee.

*4.2	—	Indemnity, Subrogation and Contribution Agreement dated as of May 7, 1999, among American Media Operations, Inc., each subsidiary of American Media, Inc. listed on Schedule I thereto and The Chase Manhattan Bank, as collateral agent for the Secured Parties (as defined in the Security Agreement listed below).

*4.3	—	Pledge Agreement dated as of May 7, 1999, among American Media Operations, Inc., American Media, Inc., each subsidiary of American Media, Inc. listed on Schedule I thereto and The Chase Manhattan Bank, as collateral agent for the Secured Parties (as defined therein).

*4.4	—	Security Agreement dated as of May 7, 1999, among American Media Operations, Inc., American Media, Inc., each subsidiary of American Media, Inc. listed on Schedule I thereto and The Chase Manhattan Bank, as collateral agent for the Secured Parties (as defined therein).

**4.5	—	Credit Agreement dated as of May 7, 1999, as Amended and Restated as of November 1, 1999, among American Media, Inc., American Media Operations, Inc., the lenders party thereto and The Chase Manhattan Bank, as administrative agent.

****4.6	—	Amendment, dated as of February 11, 2002 to the Credit Agreement, dated as of May 7, 1999, among American Media, Inc., American Media Operations, Inc., the lenders party thereto, and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent.

****4.7	—	Indenture, dated as of February 14, 2002, among American Media Operations, Inc., the guarantors party thereto and JP Morgan Chase Bank, as trustee.

*****4.8	—	Indenture dated as of January 23, 2003 by and among American Media Operations, Inc., the guarantors party thereto and JP Morgan Trust Company, National Association, as trustee.

*****4.9	—	Amendment and Restatement Agreement, dated as of January 23, 2003, among American Media Operations, Inc., American Media, Inc., the lenders party thereto, and JP Morgan Chase Bank, as administrative agent.

*******4.10	—	Reaffirmation and Amendment Agreement, as of January 23, 2003, among American Media Operations, Inc., American Media, Inc., the Subsidiary Loan Parties (identified therein) and JP Morgan Chase Bank, as Administrative Agent and Collateral Agent under the Restated Credit Agreement.

*******4.11	—	Amendment No. 1 dated as of March 5, 2003 to the Amended and Restated Credit Agreement dated as of January 23, 2003, among American Media, Inc., American Media Operations, Inc., the lenders party thereto and JP Morgan Chase Bank, as administrative agent.

********4.12	—	Amendment No. 2 dated as of February 17, 2004, to the Amended and Restated Credit Agreement dated as of January 23, 2003, among American Media Operations, Inc., American Media Inc., the lenders party thereto and JP Morgan Chase Bank, as administrative agent.

********4.13	—	Amendment No. 3 dated as of June 25, 2004, to the Amended and Restated Credit Agreement dated as of January 23, 2003, among American Media Operations, Inc., American Media Inc., the lenders party thereto and JP Morgan Chase Bank, as administrative agent.

4.14	—	Amendment No. 4 dated as of June 21, 2005, to the Amended and Restated Credit Agreement dated as of January 23, 2003, among American Media Operations, Inc., American Media Inc., the lenders party thereto and JP Morgan Chase Bank, as administrative agent.

10.1	—	Tax Sharing Agreement dated as of March 31, 1992, among Enquirer/Star Group, Inc. and its subsidiaries (incorporated by reference from our Annual Report on Form 10-K for the year ended March 30, 1992, filed as Exhibit 10.15, File No. 1-10784).(1)

******10.2	—	Management Agreement dated as of April 17, 2003, by and American Media, Inc., T.H. Lee Managers V, LLC and Evercore Advisors L.P.

*******10.3	—	Amended and Restated Employment Agreement of David J. Pecker dated February 24, 2003.

***10.4	—	Side Letter regarding David J. Pecker Employment Agreement dated April 13, 1999.

**10.5	—	Mike Rosenbloom Employment Agreement, dated November 1, 1999.

********10.6	—	Agreement dated June 11, 2002, by and between American Media, Inc. and R.R. Donnelley & Sons Company.

********10.7	—	Contract Change No. 1 made as of November 10, 2004 and entered into on November 18, 2004, by and between American Media, Inc. and R.R. Donnelley & Sons Company.

********10.8	—	Printing Agreement dated as of December 2, 2004, between AMI and Quad/Graphics, Inc.

*********10.9	—	Employment Agreement of Bonnie Fuller dated June 26, 2003

12	—	Computation of Ratio of Earnings to Fixed Charges.

*********14	—	Code of Ethics for the principal executive officer and senior financial officers.

*********21	—	Subsidiaries of American Media Operations, Inc.

31.1	—	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	—	Certification of principal financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	—	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Enquirer/Star, Inc. is now named American Media Operations, Inc.; Enquirer/Star Group, Inc. is now named American Media, Inc.
*	Incorporated by reference to our Registration Statement on Form S-4, filed June 28, 1999.
**	Incorporated by reference to our March 27, 2000 Form 10-K for fiscal year 2000 filed June 26, 2000.
***	Incorporated by reference to our March 29, 1999 Form 10-K for fiscal year 1999 filed June 28, 1999.
****	Incorporated by reference to our Registration Statement on Form S-4, filed April 23, 2002.

*****	Incorporated by reference to our Form 8-K filed January 27, 2003.
******	Incorporated by reference to our Form 8-K filed April 24, 2003.
*******	Incorporated by reference to our March 31, 2003 Form 10-K for fiscal year 2003 filed June 6, 2003.
********	Incorporated by reference to our December 27, 2004 Form 10-Q for the third quarter of fiscal year 2004 filed February 9, 2005 (portions omitted pursuant to a request for confidential treatment).
*********	Incorporated by reference to our March 29, 2004 Form 10-K/A for the fiscal year 2004 filed August 5, 2004.
**********	Incorporated by reference to our June 30, 2003 10-Q for the first quarter of fiscal year 2004 filed August 14, 2003.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders in fiscal year 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on June 29, 2005.

AMERICAN MEDIA OPERATIONS, INC.

By:	/s/ DAVID J. PECKER
David J. Pecker
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 29, 2005.

Signature	Title
/s/ DAVID J. PECKER	Chairman of the Board, President, Chief Executive Officer and Director (principal executive officer)
David J. Pecker

/s/ MARK J. BROCKELMAN	Vice President and Chief Accounting Officer (principal financial and accounting officer)
Mark J. Brockelman

/s/ AUSTIN M. BEUTNER	Director
Austin M. Beutner

/s/ NEERAJ MITAL	Director
Neeraj Mital

/s/ JEFFREY SAGANSKY	Director
Jeffrey Sagansky

/s/ ANTHONY J. DINOVI	Director
Anthony J. DiNovi

/s/ SOREN L. OBERG	Director
Soren L. Oberg

/s/ MICHAEL GARIN	Director
Michael Garin

Exhibit Index

Exhibit Number		Description

4.14	—	Amendment No. 4 dated as of June 21, 2005, to the Amended and Restated Credit Agreement dated as of January 23, 2003, among American Media Operations, Inc., American Media Inc., the lenders party thereto and JP Morgan Chase Bank, as administrative agent.

12	—	Computation of Ratio of Earnings to Fixed Charges.

31.1	—	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	—	Certification of principal financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	—	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.