Form 10-Q
period 2005-06-30
AMERICAN MEDIA OPERATIONS INC
filed 2005-08-12
CIK 853927

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number – 001-11112

AMERICAN MEDIA OPERATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-2094424
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 American Media Way, Boca Raton, Florida	33464
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 997-7733

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

As of August 12, 2005 there were 7,507.6 shares of common stock outstanding.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

June 30, 2005

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share information)

	March 31, 2005	June 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,121	$9,433
Trade receivables, net	62,133	60,743
Income tax receivable	8,004	10,979
Inventories	35,131	37,488
Prepaid expenses and other	17,510	20,270

Total current assets	131,899	138,913

PROPERTY AND EQUIPMENT:
Leasehold improvements	4,400	4,429
Machinery, fixtures and equipment	41,637	39,462
Display racks	43,477	43,137

	89,514	87,028
Less – accumulated depreciation	(51,150)	(51,196)

	38,364	35,832

LONG TERM NOTE RECEIVABLE, net	1,361	1,361

DEFERRED DEBT COSTS, net	19,950	19,542

OTHER LONG TERM ASSETS	3,469	3,369

GOODWILL, net of accumulated amortization of $74,757	661,639	661,639

OTHER INTANGIBLES, net of accumulated amortization of $122,173 and $125,694 respectively	613,839	610,318

	$1,470,521	$1,470,974

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of term loan	$5,859	$5,923
Accounts payable	34,456	47,096
Accrued expenses	61,250	54,354
Deferred revenues	28,677	25,440

Total current liabilities	130,242	132,813

LONG TERM DEBT:
Term loan, net of current portion	418,125	416,644
10.25% Senior Subordinated Notes Due 2009	400,000	400,000
Bond premium on 10.25% Senior Subordinated Notes Due 2009	425	399
8.875% Senior Subordinated Notes Due 2011	150,000	150,000

	968,550	967,043

DEFERRED INCOME TAXES	164,781	167,022

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDER’S EQUITY:
Common stock, $.20 par value; 7,507 shares issued and outstanding	2	2
Additional paid-in capital	281,701	281,671
Accumulated other comprehensive loss	(265)	(808)
Accumulated deficit	(74,490)	(76,769)

TOTAL STOCKHOLDER’S EQUITY	206,948	204,096

	$1,470,521	$1,470,974

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(IN 000’s)

	Fiscal Quarter Ended June 28, 2004	Fiscal Quarter Ended June 30, 2005
OPERATING REVENUES:
Circulation	$82,128	$80,945
Advertising	43,075	43,104
Other	8,244	7,082

	133,447	131,131

OPERATING EXPENSES:
Editorial	14,699	15,412
Production	41,013	40,757
Distribution, circulation and other cost of sales	18,421	23,530
Selling, general and administrative expenses	23,407	24,241
Depreciation and amortization	11,105	11,975

	108,645	115,915

OPERATING INCOME	24,802	15,216

INTEREST EXPENSE	(23,436)	(20,389)
OTHER (EXPENSE) INCOME, net	(56)	1,624

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	1,310	(3,549)

PROVISION (BENEFIT) FOR INCOME TAXES	590	(1,270)

NET INCOME (LOSS)	$720	$(2,279)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(IN 000’s)

	Fiscal Quarter Ended June 28, 2004	Fiscal Quarter Ended June 30, 2005
Net income (loss)	$720	$(2,279)

Other comprehensive income (loss)
Foreign currency translation adjustments	192	(543)

Other comprehensive income (loss)	192	(543)

Comprehensive income (loss)	$912	$(2,822)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN 000’s)

	Fiscal Quarter Ended June 28, 2004	Fiscal Quarter Ended June 30, 2005
Cash Flows from Operating Activities:
Net income (loss)	$720	$(2,279)

Adjustments to reconcile net income (loss) to net cash provided by operating activities -
(Gain) loss on sale of fixed assets	9	(11)
Bond premium amortization	(26)	(26)
Depreciation of property and equipment and amortization of intangible assets	11,105	11,975
Deferred debt cost amortization	1,654	1,605
Deferred income tax provision (benefit)	1,310	3,060
Decrease (increase) in -
Receivables	(2,657)	(1,585)
Inventories	6,237	(2,357)
Prepaid expenses and other	(11,122)	(3,579)
Other long term assets	(470)	100
Increase (decrease) in -
Accounts payable	6,146	12,640
Accrued expenses	(1,547)	(907)
Accrued interest	(8,260)	(5,989)
Accrued income taxes	(196)	—
Deferred revenues	(2,854)	(3,237)

Total adjustments	(671)	11,689

Net cash provided by operating activities	49	9,410

Cash Flows from Investing Activities:
Capital expenditures	(4,337)	(5,942)
Proceeds from retired assets	—	31

Net cash used in investing activities	(4,337)	(5,911)

Cash Flows from Financing Activities:
Term loan and revolving credit commitment principal repayments, net	(1,384)	(1,417)
Return of equity investment	—	(30)
Payment of deferred debt costs	(1,509)	(1,197)

Net cash used in financing activities	(2,893)	(2,644)

Effect of Exchange Rate Changes on Cash	192	(543)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,989)	312
Cash and Cash Equivalents at Beginning of Period	22,192	9,121

Cash and Cash Equivalents at End of Period	$15,203	$9,433

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Income taxes	$150	$156
Interest	24,968	26,106

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(000’s omitted in all tables)

(unaudited)

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. There has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Media Operations, Inc. (a wholly-owned subsidiary of American Media, Inc.) and subsidiaries (the “Company”) for the fiscal year ended March 31, 2005.

The consolidated financial statements include the accounts of American Media Operations, Inc., a wholly-owned subsidiary of American Media, Inc. (“Media”), and its subsidiaries. Media’s parent entity is EMP Group LLC. The Company is a leading publisher in the field of celebrity journalism, health & fitness, country music and Spanish language magazines. The Company’s publications include Star, Shape, Celebrity Living, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Flex, MPH, Shape en Espanol, Looking Good Now, National Enquirer, Globe, Country Weekly, Mira!, and other weekly and monthly publications. One of the Company’s subsidiaries, Distribution Services, Inc. (“DSI”), arranges for the placement and merchandising of the Company’s publications and third party publications at retail outlets throughout the United States and Canada. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein. Operating results for the fiscal period ended June 30, 2005, are not necessarily indicative of the results that may be expected for future periods.

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

During the fourth quarter of fiscal year 2005, the Company changed its reporting period from a 52-53 week year ending on the last Monday in March to a calendar month reporting period ending March 31. This change did not increase or decrease the number of days for the current quarter compared to last year’s quarter.

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

Revenues from copy sales are net of expected sales returns, which are established in accordance with GAAP, after considering such factors as sales history and available market information. All of the Company’s publications are sold with full return privileges. The Company’s national distributors provide the Company weekly reporting on the actual returns by publication and by issue of each publication. The Company utilizes this data as well as the Company’s long-term history of sales data by publication to estimate the actual anticipated sale of the Company’s publications and the Company’s experience has demonstrated that the actual sale of each issue of each magazine can be reasonably estimated based on this information. The Company’s in-house circulation department has developed sophisticated financial models which the Company utilizes when projecting the anticipated sale of magazines. These models take into account, by publication, actual historical unit sales as a percentage of the total number of magazines published for each issue by publication, current return flow data provided by the Company’s national distributors relative to historical return flow data compared to actual historical unit sales and seasonal trends. Revenues are also net of product placement costs (“retail display allowances”) paid to the retailers.

Subscriptions received in advance of the issue date are recognized as income over the term of the subscription as they are fulfilled and mailed to the subscriber. Advertising revenues are recognized in the period in which the related advertising appears in the publications.

Deferred revenues relates to money received in advance for subscriptions.

Other revenues, primarily from marketing services performed for third parties by DSI are recognized when the service is performed.

(3) INVENTORIES

Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation. Inventories are comprised of the following:

	March 31, 2005	June 30, 2005
Raw materials – paper	$32,877	$34,969
Finished product - paper, production and distribution costs of future issues	2,254	2,519

	$35,131	$37,488

(4) SUBSCRIPTION ACQUISITION COSTS

Subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that result in probable future economic benefits. Direct-response advertising consists of television advertising for subscriptions, product promotional mailings, telemarketing and subscription promotions. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit, which is generally the related one-year subscription period. At March 31, 2005 and June 30, 2005, $4.3 million and $4.8 million, respectively, of subscription acquisition advertising was reported as assets. Amortization of direct-response advertising is included in distribution, circulation and other cost of sales expenses in the consolidated statements of income. Amortization expense related to subscription acquisition advertising was $3.3 million and $1.5 million for the quarters ended June 28, 2004 and June 30, 2005, respectively.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets not subject to amortization had a carrying value of $557.4 million as of March 31, 2005 and June 30, 2005, and consist of tradenames with indefinite lives.

Intangible assets subject to amortization consist of the following:

		March 31, 2005			June 30, 2005
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Covenants not to compete	5-10	$22,500	$(10,361)	$12,139	$22,500	$(11,088)	$11,412
Subscriber lists	3-15	66,171	(31,794)	34,377	66,171	(33,673)	32,498
Advertising relationships	3	7,750	(5,303)	2,447	7,750	(5,914)	1,836
Non-subscriber customer relationships	8	10,150	(2,639)	7,511	10,150	(2,944)	7,206

		$106,571	$(50,097)	$56,474	$106,571	$(53,619)	$52,952

Amortization expense of intangible assets for the fiscal quarters ended June 28, 2004 and June 30, 2005, was $3.6 million and $3.5 million, respectively. Based on the carrying value of identified intangible assets recorded at June 30, 2005, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Fiscal Year
2006	$8,516
2007	8,269
2008	8,114
2009	7,466
2010	6,771
Thereafter	13,816

Total	$52,952

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

(7) CREDIT AGREEMENT

The Company’s bank credit agreement (the “Credit Agreement”) is comprised of three separate term loan commitments and a $60 million revolving credit commitment. The Company’s Credit Agreement expires in April 2007. As of June 30, 2005, the Company had $422.6 million of borrowings under the term loan commitments and there were no amounts outstanding under the revolving credit commitment. The revolving credit commitment, which expires in April 2006, allows funds to be borrowed and repaid from time to time with permanent reductions in the revolving credit commitment permitted at the Company’s option. The Company is required to pay a commitment fee ranging from 3/8% to 1/2% of the unused portion of the revolving commitment.

The Company’s Credit Agreement was amended on June 21, 2005. This amendment made certain financial maintenance covenants less restrictive. The Credit Agreement requires the Company to be in compliance with certain financial maintenance covenants which include, but are not limited to, maintaining a total leverage ratio (consolidated total debt to debt covenant EBITDA) less than 7.50 through the maturity of the Credit Agreement. The Credit Agreement also requires the Company to maintain a senior leverage ratio (consolidated total senior debt to debt covenant EBITDA) less than 3.50 through the maturity of the Credit Agreement. In addition, the Company must maintain an interest expense coverage ratio (debt covenant EBITDA to consolidated interest expense) greater than 1.50 through the maturity of the Credit Agreement. The Company must also maintain a fixed charge coverage ratio (debt covenant EBITDA minus taxes paid in cash to consolidated fixed charges) greater than 1.10 through the maturity of the Credit Agreement. The Company’s total leverage ratio as of June 30, 2005 was 7.08, the Company’s senior leverage ratio was 3.07, the Company’s interest expense coverage ratio was 1.81 and the Company’s fixed charge coverage ratio was 1.67. The Credit Agreement also contains certain covenants that, among others, restrict paying cash dividends, incurring additional indebtedness, entering into certain mergers or consolidations, making capital expenditures and selling or otherwise disposing of assets. As of June 30, 2005, the Company was in compliance with all of the covenants and conditions of the Credit Agreement. Although there can be no assurances, based on current projections, the Company anticipates that our operating results over the next twelve months will be sufficient to satisfy the financial covenants and conditions of our Credit Agreement, as amended.

Borrowings under the term loan commitments are payable in varying quarterly installments through April 2007. The Company is also required to make Excess Cash Flow payments (as defined), which will be applied ratably to the then outstanding term loans. There were no required Excess Cash Flow payments for the quarter ended June 30, 2005.

Principal payments due under the Credit Agreement (excluding any amounts that may be borrowed under the revolving credit commitment or required to be prepaid under the Excess Cash Flow provision) are as follows:

Fiscal Year
2006	$4,442
2007	313,964
2008	104,161

$422,567

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

Management fees are included in selling, general and administrative expenses. In connection with the recapitalization of the Company as discussed in footnote 9, the Company’s management fees are $2 million per annum for fiscal 2005 and 2006.

The effective interest rate under the Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of June 30, 2005 was 6.0% and the weighted average effective interest rates for the fiscal quarters ended June 28, 2004 and June 30, 2005 were 3.9% and 6.0%, respectively.

(8) SUBORDINATED INDEBTEDNESS

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

The Company has no material assets or operations other than investments in its subsidiaries. The subordinated notes are unconditionally guaranteed, on a senior subordinated basis, by all of the Company’s domestic subsidiaries. Each domestic subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the subordinated notes on a senior subordinated basis. Subordinated note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. The subordinated note guarantors are the Company’s wholly owned domestic subsidiaries. At present, the note guarantors comprise all of the Company’s direct and indirect domestic subsidiaries. Note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the Credit Agreement, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the Credit Agreement. Furthermore, the subordinated notes indentures permit note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. The Company has not presented separate financial statements and other disclosures concerning each of the note guarantors, as these disclosures are not applicable under SEC rules and regulations.

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

(9) RECAPITALIZATION OF EQUITY

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

(10) DEFERRED DEBT COSTS

Certain costs incurred in connection with the issuance of our long-term debt have been deferred and are amortized as part of interest expense over periods from 1 to 10 years. For the fiscal quarters ended June 28, 2004 and June 30, 2005, amortization of deferred debt costs, which is included in interest expense in the accompanying consolidated statements of income, totaled approximately $1.7 million and $1.6 million, respectively.

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

In connection with the Company’s Credit Agreement amendment on February 17, 2004, $0.3 million of issuance costs have been deferred and will be amortized as part of interest expense over the life of the amendment. This amendment provided for an increase in the leverage ratio from 6.25 to 6.50 for the fiscal quarters ended December 29, 2003 and March 29, 2004.

In connection with the Company’s Credit Agreement amendment on June 21, 2005, $1.0 million of issuance costs have been deferred and will be amortized as part of interest expense over the life of the amendment. This amendment made certain financial maintenance covenants less restrictive as described above.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of our financial instruments is as follows:

	March 31, 2005		June 30, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan, including current portion	$423,984	$423,984	$422,567	$422,567
Subordinated indebtedness	$550,000	$567,500	$550,000	$543,125
Interest rate swap receivable (payable)	$(2,300)	$(2,300)	$(969)	$(969)

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

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable rate debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we receive a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. As of June 30, 2005, the fair value of this swap was a liability of $1.0 million. The change in the fair value of the swap has been recognized as a reduction to interest expense for the fiscal quarter ended June 30, 2005. On January 15, 2004, we received $1.6 million in connection with the interim settlement of this swap agreement. On July 15, 2004, we received $1.2 million in connection with the interim settlement of this swap agreement. On January 18, 2005 we received $0.2 million in connection with the interim settlement of this swap agreement. On July 15, 2005 we received $0.2 million in connection with the interim settlement of this swap agreement. The next reset date for this swap agreement is January 15, 2006. At each reset date the Company either receives or pays money based on the fair value of the swap as of that date.

(12) COMMITMENTS AND CONTINGENCIES

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

(13) RESTRUCTURING ACTIVITIES

During the fiscal year ended March 31, 2005, the Company initiated a plan to relocate the National Enquirer publication to New York City. The Company’s relocation plan involved the termination of 34 employees. This activity resulted in fiscal 2005 charges of $2.3 million for termination benefits and $0.2 million for costs associated with the relocation of employees. During the quarter ended June 30, 2005, the Company has paid termination benefits totaling $0.8 million and relocation costs of $0.1 million. The Company has an accrual at June 30, 2005 of $1.5 million for the remaining termination benefits associated with this action. These severance benefits will be paid out through December 2006.

	2005 Restructuring Expense	2005 Cash Payments	Balances March 31, 2005	2006 Restructuring Expense	2006 Cash Payments	Balances June 30, 2005
Accrued liabilities:
Severance	$2,297	$—	$2,297	$—	$(759)	$1,538
Relocation	185	(185)	—	125	(125)	—

	$2,482	$185)	$2,297	$125	$(884)	$1,538

(14) NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007.

(15) OTHER INCOME (EXPENSE)

The Company received $1.6 million in cash from a barter advertising agreement during the quarter ended June 30, 2005. The Company provided advertising to a third party during fiscal 2001 in exchange for equity in the respective company. There was no revenue recognized related to this transaction in fiscal 2001 as the fair value of the equity received was not determinable; only the cost to provide advertising space was recognized.

(16) SUBSEQUENT EVENT

As of January 1, 2004, the Company, and Oak Productions, Inc. (“Oak”) entered into a Consulting Services Agreement (the “Consulting Services Agreement”), pursuant to which Oak agreed to provide various editorial consulting and other services for a five-year term. In consideration for the consulting services, the Company agreed to pay Oak a percentage of the advertising revenues of certain respective publications and to also grant Oak a return in the Company based on the valuation of certain publications (“Phantom Equity Interests”). The Phantom Equity Interests represent the contractual right to the receipt of a payout upon a liquidity event. Upon the occurrence of a liquidity event, the Phantom Equity Interests would fully vest, and the Company would pay Oak an amount equal to 1% of the total enterprise value of certain of the Company’s publications. A liquidity event would be triggered by a sale of certain of the Company’s publications, a sale of the Company to a third party, a change in control of the Company, or by an initial public offering. If a liquidity event did not occur by the end of the five year term, the Company could have been required to repurchase the Phantom Equity Interests. Additionally, if a liquidity event did not occur by the end of the five year term the Company would have had the right to repurchase the Phantom Equity Interests from Oak.

The Company and Oak entered into another agreement dated January 1, 2004 (the “Agreement to Make Contributions”), pursuant to which the Company agreed to make specified contributions to certain organizations for a term of five calendar years.

On July 15, 2005, the Company and Oak mutually agreed to terminate the Consulting Services Agreement and the Agreement to Make Contributions effective as of that date. The Company and Oak also agreed that they would have no rights or obligations arising on or after that date under any of the provisions of the Agreement to Make Contributions and the Consulting Services Agreement, including any right to further compensation there under, and that all rights, benefits and obligations with respect to the equity interest described above were terminated and relinquished as of that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a leading publisher in the field of celebrity journalism, health & fitness, country music and Spanish language magazines. Our publications include Star, Shape, Celebrity Living, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Flex, MPH, Shape en Espanol, Looking Good Now, National Enquirer, Globe, Country Weekly, Mira!, and other weekly and monthly publications.

Please note that in our fiscal quarter ended June 30, 2005 we recognized one less issue of Fit Pregnancy due to the timing of delivery to our third party wholesalers. Revenues and EBITDA (for purposes of our Credit Agreement debt covenant calculation) from this one issue which will be recognized in our second quarter is $1.9 million and $1.1 million, respectively.

Results of Operations

Fiscal Quarter Ended June 30, 2005 vs. Fiscal Quarter Ended June 28, 2004

Revenues

Total operating revenues were $131.1 million for the current fiscal quarter representing a decrease of $2.3 million, or 1.7%, from the prior year’s comparable fiscal quarter. Revenues for the current fiscal quarter compared to the prior year’s comparable fiscal quarter were flat after adjusting for the issue of Fit Pregnancy discussed above that was not recognized in the current fiscal quarter.

Advertising revenues were $43.1 million for the current fiscal quarter and also for the prior year’s comparable fiscal quarter. The prior year’s comparable fiscal quarter included $1.2 million of revenue from the issue of Fit Pregnancy mentioned above. Excluding this extra issue of Fit Pregnancy, advertising revenues increased $1.2 million or 2.7%. This increase in advertising revenue primarily relates to an increase in Star of approximately $2.2 million or 68%, as compared to the prior year’s comparable fiscal quarter. The increase in Star advertising revenue was partially offset by a decline in advertising revenue of $1.0 million primarily related to the National Enquirer, Men’s Fitness and Muscle & Fitness.

Overall newsstand revenue was down $1.6 million or 2.3% primarily as a result of a 13.5% reduction in unit sales for our weekly newspaper publications. The reduction in unit sales was partially offset by cover price increases of our weekly newspaper publications of 10.5%. Unit sales for our newspaper publications are down 6.0% as compared to the quarter ended March 31, 2005. The primary driver of the decline in newsstand units relates to the National Enquirer. We relocated the National Enquirer from Florida to New York with a new staff and re-launched the publication in April 2005. For the first six issues of the second quarter newsstand sales have increased 8.4% for the National Enquirer versus the current fiscal quarter and are flat as compared to the quarter ended March 31, 2005 (prior to the relocation). Newsstand sales for Star and our other weekly newspaper publications declined 3.6% and 6.7%, respectively, versus the prior year’s comparable fiscal quarter. Subscription revenue is up $0.4 million or 3.6% as compared to the prior year’s comparable fiscal quarter primarily related to Star which has increased circulation in units by 108%.

Other revenues are down approximately $1.2 million or 14.1% due to the inclusion in other revenues of a one-time custom magazine published in the prior year as well as the unfavorable timing of certain international licensing agreements.

Operating Expenses

Operating expenses increased by $7.3 million, or 6.7% as compared to the prior year’s comparable fiscal quarter. This increase relates to costs associated with the launch of Celebrity Living and Looking Good Now ($2.6 million), costs related to our continued subscription investment to maintain the highest quality subscriptions ($4.4 million) and an increase in depreciation and amortization ($0.9 million).

Interest Expense

Interest expense decreased for the current fiscal quarter by $3.0 million to $20.4 million. This decrease in interest expense primarily related to our interest rate swap agreement ($5.1 million). In the current quarter we recognized an interest expense benefit of $1.3 million related to our interest rate swap versus increased interest expense of $3.8 million in the prior year’s comparable fiscal quarter related to our swap. Offsetting this benefit was a higher effective interest rate on our Credit Agreement during the current fiscal quarter of 6.0% as compared to 3.9% in the prior year’s comparable fiscal quarter ($2.1 million).

Other Income (Expense)

Other income (expense) increased for the current fiscal quarter by $1.7 million to $1.6 million as compared to the prior year’s comparable fiscal quarter. The increase in other income (expense) relates to $1.6 million in cash received from a barter advertising agreement during the current fiscal quarter. We provided advertising to a third party during fiscal 2001 in exchange for equity in the respective company. There was no revenue recognized related to this transaction; only the cost to provide advertising space was recognized.

Income Taxes

The provision for income taxes decreased for the current fiscal quarter by $1.9 million to a benefit of $1.3 million due to the overall decrease in pre-tax income. The effective tax rate for the fiscal quarters ended June 30, 2005 and June 28, 2004 was 36% and 45%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and amounts available to be borrowed under our bank credit agreement (the “Credit Agreement”). The Credit Agreement is comprised of three separate term loan commitments and a $60 million revolving credit commitment. As of June 30, 2005, we had cash and cash equivalents of $9.4 million, working capital of $6.1 million and no amounts outstanding on the revolving credit facility.

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

Cash provided by operating activities was $9.4 million for the quarter ended June 30, 2005. Cash used in investing activities was $5.9 million for the quarter ended June 30, 2005 and was primarily used to fund capital expenditures.

Cash used in financing activities was $2.6 million for the quarter ended June 30, 2005. During the quarter ended June 30, 2005 we made term loan repayments of $1.4 million and incurred deferred debt costs of $1.2 million. Our ability to make scheduled payments of principal and interest under the Credit Agreement and the subordinated notes, as well as our other obligations and liabilities, is subject to our future operating performance which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At June 30, 2005, our outstanding indebtedness totaled $973.0 million, of which $422.6 million represented borrowings under our Credit Agreement. As of June 30, 2005, there were no amounts outstanding under the revolving credit commitment.

We amended our Credit Agreement on June 21, 2005. This amendment to our Credit Agreement made certain financial maintenance covenants less restrictive. Our Credit Agreement requires us to be in compliance with certain financial maintenance covenants which include but are not limited to, maintaining: (1) a total leverage ratio (consolidated total debt to debt covenant EBITDA) less than 7.50, (2) a senior leverage ratio (consolidated total senior debt to debt covenant EBITDA) less than 3.50, (3) an interest expense coverage ratio (debt covenant EBITDA to consolidated interest expense) greater than 1.50, and (4) a fixed charge coverage ratio (debt covenant EBITDA minus taxes paid in cash to consolidated fixed charges) greater than 1.10. The Credit Agreement also contains certain covenants that, among others, restrict paying cash dividends, incurring additional indebtedness, entering into certain mergers or consolidations, making capital expenditures and selling or otherwise disposing of assets. As of June 30, 2005, the Company was in compliance with all of these covenants and conditions. The Company’s total leverage ratio as of June 30, 2005 was 7.08, our senior leverage ratio was 3.07, our interest expense coverage ratio was 1.81 and our fixed charge coverage ratio was 1.67. Additionally, as of June 30, 2005, we were in compliance with all of the additional covenants and conditions of our Credit Agreement. Although there can be no assurances, based on current projections, we anticipate that our operating results over the next twelve months will be sufficient to satisfy the financial covenants and conditions of our Credit Agreement, as amended.

The effective interest rate under our Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of June 30, 2005, was 6.0%, and the weighted average interest rates under our Credit Agreement for the fiscal quarters ended June 28, 2004 and June 30, 2005 were 3.9% and 6.0%, respectively.

As described above, calculations of the leverage ratios, the interest expense coverage ratio and the fixed charge coverage ratio utilize debt covenant EBITDA. The following table and discussion summarizes debt covenant EBITDA for the fiscal quarters ended June 28, 2004 and June 30, 2005 (dollars in 000’s). Debt covenant EBITDA should not be construed as a measurement of financial performance. Debt covenant EBITDA is presented to identify add-backs to and deductions from net income as required under the terms of our Credit Agreement. Accordingly, debt covenant EBITDA is presented as it is a meaningful measure of our debt compliance. Non-compliance with these maintenance covenants could result in the termination of the commitments under the Credit Agreement and the requirement to immediately repay all amounts outstanding under the Credit Agreement.

	Fiscal Quarter Ended June 28, 2004	Fiscal Quarter Ended June 30, 2005
Net income (loss)	$720	$(2,279)
Add (deduct):
Interest expense	23,436	20,389
Income taxes	590	(1,270)
Depreciation and amortization	11,105	11,975
Other (income) expense, net (1)	56	(1,624)
Restructuring charge (2)	—	125
Star and National Enquirer re-launch and new titles launch expenses (3)	3,859	3,608
Management fees (4)	500	500

Debt Covenant EBITDA	$40,266	$31,424

(1)	Net loss for the fiscal quarter ended June 30, 2005 includes $1.6 million related to cash received from a barter advertising agreement during the current fiscal quarter. We provided advertising to a third party during fiscal 2001 in exchange for equity in the respective company. There was no revenue recognized related to this transaction; only the cost to provide advertising space was recognized.
(2)	As noted in Footnote 13 to the consolidated financial statements, net income for the fiscal quarter ended June 30, 2005, includes a restructuring charge of $0.1 million.
(3)	The Company’s Credit Agreement allows for the add-back of certain non-recurring Star and National Enquirer re-launch costs and expenses relating to the launch of new magazine titles to the extent such charges and expenses were incurred during such quarters.
(4)	The Company’s amended Credit Agreement allows for the add-back of management fees.

Effective August 20, 2003, we entered into an interest rate swap agreement which effectively converted a portion of our fixed-rate debt to variable rate debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we receive a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. As of June 30, 2005, the fair value of this swap was a liability of $1.0 million. The change in the fair value of the swap has been recognized as a reduction in interest expense for the fiscal quarter ended June 30, 2005. On January 15, 2004, we received $1.6 million in connection with the interim settlement of this swap agreement. On July 15, 2004, we received $1.2 million in connection with the interim settlement of this swap agreement. On January 15, 2005 we received $0.2 million in connection with the interim settlement of this swap agreement. On July 18, 2005 we received $0.2 million in connection with the interim settlement of this swap agreement. The next reset date for this swap agreement is January 15, 2006. At each reset date the Company either receives or pays money based on the fair value of the swap as of that date.

We are subject to interest risk on our credit facilities and any future financing requirements. Our fixed rate debt consists of senior subordinated notes.

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

New Accounting Pronouncements

In May 2005 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007.

Critical Accounting Policies and Estimates

During the fiscal quarter ended June 30, 2005, there were no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Forward-Looking Statements

Some of the information presented in this Quarterly Report on Form 10-Q constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

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

Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted average interest rate on our variable rate debt would have resulted in a change of $1.4 million in our interest expense for the fiscal quarter ended June 30, 2005.

Effective August 20, 2003, we entered into an interest rate swap agreement which effectively converted a portion of our fixed-rate debt to variable rate debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we receive a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. As of June 30, 2005, the fair value of this swap was a liability of $1.0 million. The change in the fair value of the swap has been recognized as a reduction in interest expense for the fiscal quarter ended June 30, 2005. On January 15, 2004, we received $1.6 million in connection with the interim settlement of this swap agreement. On July 15, 2004, we received $1.2 million in connection with the interim settlement of this swap agreement. On January 15, 2005 we received $0.2 million in connection with the interim settlement of this swap agreement. On July 18, 2005 we received $0.2 million in connection with the interim settlement of this swap agreement. The next reset date for this swap agreement is January 15, 2006. At each reset date the Company either receives or pays money based on the fair value of the swap as of that date.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2005, the Company’s management performed an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(b). Based upon that evaluation, our principal executive officer and principal financial officer concluded that a material weakness existed in our internal control over financial reporting as of June 30, 2005, as was also previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (the “Fiscal 2005 10-K”). As a result of this material weakness, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective in providing them with material information relating to the Company as required to be disclosed in our periodic filings with the SEC. As was also set forth in the Fiscal 2005 10-K, the material weakness in internal control over financial reporting as of June 30, 2005 related to the fact that we lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements to resolve non-routine or complex accounting matters.

Management, with oversight from the Audit Committee, has been addressing this material weakness in our internal control over financial reporting by working to add additional personnel to our financial staff and is committed to effectively remediating the weakness as expeditiously as possible. Although the Company’s remediation efforts are well underway, the material weakness will not be considered remediated until this process is implemented in full and operational for a period of time, and our principal executive officer and principal financial officer conclude that our revised internal control over financial reporting no longer have a material weakness and our disclosure controls and procedures are operating effectively.

Appearing as exhibits to this quarterly report are certificates by our principal executive officer and principal financial officer, which are required by Section 302 of the Sarbanes-Oxley Act of 2002. The information set forth in this Item 4 should be read in conjunction with these Section 302 certificates. Additionally, our principal executive officer and principal financial officer have provided certain certificates to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act as exhibits to this quarterly report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See footnote 12 of Part I, Item I.

Item 6. Exhibits

Exhibit 31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDIA OPERATIONS, INC.

Registrant

Date: August 12, 2005

/s/ DAVID J. PECKER

David J. Pecker

Chairman of the Board, President,

Chief Executive Officer and Director

(principal executive officer)

Date: August 12, 2005

/s/ MARK J. BROCKELMAN

Mark J. Brockelman

Vice President and Chief Accounting Officer

(principal financial officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.