Form 10-Q
period 2005-09-30
AMERICAN MEDIA OPERATIONS INC
filed 2005-11-18
CIK 853927

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 18, 2005 there were 7,507.6 shares of common stock outstanding.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 30, 2005

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in 000’s, except share information)

	March 31, 2005	September 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,121	$11,757
Trade receivables, net	62,133	63,150
Income tax receivable	8,004	9,804
Inventories	35,131	36,983
Prepaid expenses and other	17,510	18,161

Total current assets	131,899	139,855

PROPERTY AND EQUIPMENT:
Leasehold improvements	4,400	2,544
Machinery, fixtures and equipment	41,637	37,616
Display racks	43,477	49,644

	89,514	89,804
Less – accumulated depreciation	(51,150)	(50,155)

	38,364	39,649

LONG TERM NOTE RECEIVABLE, net	1,361	1,352

DEFERRED DEBT COSTS, net	19,950	17,714

OTHER LONG TERM ASSETS	3,469	3,005

GOODWILL, net of accumulated amortization of $74,757	661,639	661,639

OTHER INTANGIBLES, net of accumulated amortization of $122,173 and $129,216, respectively	613,839	612,796

	$1,470,521	$1,476,010

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of term loan	$5,859	$108,603
Borrowings under revolving credit agreement	—	15,000
Accounts payable	34,456	33,044
Accrued expenses	61,250	68,508
Deferred revenues	28,677	26,616

Total current liabilities	130,242	251,771

LONG TERM DEBT:
Term loan, net of current portion	418,125	312,483
10.25% Senior Subordinated Notes Due 2009	400,000	400,000
Bond premium on 10.25% Senior Subordinated Notes Due 2009	425	373
8.875% Senior Subordinated Notes Due 2011	150,000	150,000

	968,550	862,856

DEFERRED INCOME TAXES	164,781	168,282

COMMITMENTS AND CONTINGENCIES (Note 12) STOCKHOLDER’S EQUITY:
Common stock, $.20 par value; 7,507 shares issued and outstanding	2	2
Additional paid-in capital	281,701	281,671
Accumulated other comprehensive loss	(265)	(893)
Accumulated deficit	(74,490)	(87,679)

TOTAL STOCKHOLDER’S EQUITY	206,948	193,101

	$1,470,521	$1,476,010

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(IN 000’s)

	Two Fiscal Quarters Ended Sept. 27, 2004	Two Fiscal Quarters Ended Sept. 30, 2005
OPERATING REVENUES:
Circulation	$169,087	$164,647
Advertising	85,448	86,624
Other	15,474	14,530

	270,009	265,801

OPERATING EXPENSES:
Editorial	29,186	32,653
Production	81,127	83,689
Distribution, circulation and other cost of sales	39,877	47,985
Selling, general and administrative expenses	50,676	47,605
Depreciation and amortization	22,075	23,631

	222,941	235,563

OPERATING INCOME	47,068	30,238

INTEREST EXPENSE, net	(40,975)	(44,426)
OTHER INCOME (EXPENSE), net	(101)	1,691

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	5,992	(12,497)

PROVISION FOR INCOME TAXES	2,571	692

NET INCOME (LOSS)	$3,421	$(13,189)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(IN 000’s)

	Fiscal Quarter Ended Sept. 27, 2004	Fiscal Quarter Ended Sept. 30, 2005
OPERATING REVENUES:
Circulation	$86,959	$83,702
Advertising	42,373	43,520
Other	7,230	7,448

	136,562	134,670

OPERATING EXPENSES:
Editorial	14,487	17,241
Production	40,114	42,932
Distribution, circulation and other cost of sales	21,456	24,455
Selling, general and administrative expenses	27,269	23,364
Depreciation and amortization	10,970	11,656

	114,296	119,648

OPERATING INCOME	22,266	15,022

INTEREST EXPENSE, net	(17,539)	(24,037)
OTHER INCOME (EXPENSE), net	(45)	67

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	4,682	(8,948)

PROVISION FOR INCOME TAXES	1,981	1,962

NET INCOME (LOSS)	$2,701	$(10,910)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(IN 000’s)

	Two Fiscal Quarters Ended Sept. 27, 2004	Two Fiscal Quarters Ended Sept. 30, 2005
Net income (loss)	$3,421	$(13,189)

Other comprehensive loss
Foreign currency translation adjustments	(25)	(628)

Other comprehensive loss	(25)	(628)

Comprehensive income (loss)	$3,396	$(13,817)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(IN 000’s)

	Fiscal Quarter Ended Sept. 27, 2004	Fiscal Quarter Ended Sept. 30, 2005
Net income (loss)	$2,701	$(10,910)

Other comprehensive income (loss)
Foreign currency translation adjustments	217	(85)

Other comprehensive income (loss)	217	(85)

Comprehensive income (loss)	$2,918	$(10,995)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN 000’s)

	Two Fiscal Quarters Ended Sept. 27, 2004	Two Fiscal Quarters Ended Sept. 30, 2005
Cash Flows from Operating Activities:
Net income (loss)	$3,421	$(13,189)

Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Gain on sale of fixed assets	(28)	(22)
Bond premium amortization	(52)	(52)
Depreciation of property and equipment and amortization of intangible assets	22,075	23,631
Deferred debt cost amortization	3,240	3,433
Deferred income tax provision (benefit)	(1,852)	3,809
Decrease (increase) in -
Receivables	2,133	(1,017)
Income tax receivable	—	(1,800)
Inventories	13,614	(1,852)
Prepaid expenses and other	(4,667)	(950)
Other long term assets	(671)	465
Increase (decrease) in -
Accounts payable	(6,146)	(1,412)
Accrued expenses	(2,031)	417
Accrued interest	653	1,440
Deferred revenues	(10,377)	(2,061)

Total adjustments	15,891	24,029

Net cash provided by operating activities	19,312	10,840

Cash Flows from Investing Activities:
Capital expenditures	(11,433)	(17,904)
Investment in Mr. Olympia LLC	—	(600)
Proceeds from the sale of fixed assets	12	53

Net cash used in investing activities	(11,421)	(18,451)

Cash Flows from Financing Activities:
Term loan repayments	(12,834)	(2,898)
Net borrowings under revolving credit agreement	—	15,000
Return of capital contribution	(100)	(30)
Payment of deferred debt costs	(1,482)	(1,197)

Net cash (used in) provided by financing activities	(14,416)	10,875

Effect of Exchange Rate Changes on Cash	(25)	(628)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,550)	2,636
Cash and Cash Equivalents at Beginning of Period	22,192	9,121

Cash and Cash Equivalents at End of Period	$15,642	$11,757

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Income taxes	$530	$408
Interest	34,771	39,478

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(000’s omitted in all tables)

(unaudited)

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. There has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of American Media Operations, Inc. (a wholly-owned subsidiary of American Media, Inc.) and subsidiaries (collectively, the “Company”) for the fiscal year ended March 31, 2005.

The consolidated financial statements include the accounts of American Media Operations, Inc., a wholly-owned subsidiary of American Media, Inc. (“Media”), and its subsidiaries. Media’s parent entity is EMP Group LLC. The Company is a leading publisher in the field of celebrity journalism, health & fitness, country music and Spanish-language magazines. The Company’s publications include Star, Shape, Celebrity Living Weekly, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Flex, MPH, Shape en Español, Looking Good Now, National Enquirer, Globe, Country Weekly, ¡Mira!, and other weekly and monthly publications. One of the Company’s subsidiaries, Distribution Services, Inc. (“DSI”), arranges for the placement and merchandising of the Company’s publications and third-party publications at retail outlets throughout the United States and Canada. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein. Operating results for the fiscal period ended September 30, 2005, are not necessarily indicative of the results that may be expected for future periods.

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) REVENUE RECOGNITION

Substantially all publication sales, except subscriptions, are made through unrelated distributors. Issues, other than special-topic issues, are placed on sale approximately one week prior to the issue date for the Company’s weekly publications. Revenues and related expenses for the Company’s weekly publications and special topic issues are recognized for financial statement purposes after delivery has occurred and all services have been rendered, which coincides with the on-sale date. Monthly issues’ revenue and related expenses are recognized at the date the copies are received by the Company’s third-party wholesalers. On or about the date each issue is placed on sale, the Company receives a percentage of the issue’s estimated newsstand sales proceeds as an advance from the distributors.

We have established, through DSI, our own marketing organization whose primary function is to arrange for the sales and marketing, placement and merchandising of our publications and third-party publications at retail outlets throughout the United States and Canada. DSI does not physically distribute our publications. All distribution of our publications is made through third-party distributors. DSI negotiates and arranges for the placement, merchandising and sales and marketing of our publications and third-party publications at each retailer’s place of business.

Revenues from copy sales are net of expected sales returns, which are established in accordance with GAAP, after considering such factors as sales history and available market information. All of the Company’s publications are sold with full return privileges. The Company’s national distributors provide the Company weekly reporting on the actual returns by publication and by issue of each publication. The Company utilizes this data as well as the Company’s long-term history of sales data by publication to estimate the actual anticipated sale of the Company’s publications. The Company’s experience has demonstrated that the actual sales of each issue of each magazine can be reasonably estimated based on this information. The Company’s in-house circulation department has developed sophisticated financial models that the Company utilizes when projecting the anticipated sale of magazines. These models take into account, by publication, actual historical unit sales as a percentage of the total number of magazines published for each issue and current return-flow data provided by the Company’s national distributors relative to historical return-flow data, compared to actual historical unit sales and seasonal trends. Revenues are also net of product placement costs (“retail display allowances”) paid to the retailers.

Subscriptions received in advance of the issue date are recognized as income over the term of the subscription as they are fulfilled and mailed to the subscriber. Advertising revenues are recognized in the period during which the related advertising appears in the publications.

Deferred revenues are comprised of the following:

	March 31, 2005	September 30, 2005
Single Copy	$—	$1,110
Subscriptions	28,677	25,324
Advertising	—	182

	$28,677	$26,616

Other revenues, primarily from marketing services performed for third parties by DSI, are recognized when the service is performed.

(3) INVENTORIES

Inventories are stated at the lower of cost or market. We use the first-in, first-out (FIFO) cost method of valuation. Inventories are comprised of the following:

	March 31, 2005	September 30, 2005
Raw materials – paper	$32,877	$34,683
Finished product - paper, production and distribution costs of future issues	2,254	2,300

	$35,131	$36,983

(4) SUBSCRIPTION ACQUISITION COSTS

Subscription acquisition costs are expensed the first time the advertising takes place, except for certain direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that result in probable future economic benefits. Direct-response advertising consists of: television advertising for subscriptions; product promotional mailings; telemarketing; and subscription promotions. These direct-response advertising costs are capitalized as assets and amortized over the estimated period of future benefit, which is generally the related one-year subscription period. At March 31, 2005, and September 30, 2005, $4.3 million and $4.8 million, respectively, of subscription acquisition advertising was reported as assets and included in the “prepaid expenses and other” line item on our balance sheet. Amortization of direct-response advertising is included in distribution, circulation and other cost of sales expenses in the consolidated statements of income. Amortization expense related to subscription acquisition advertising was $1.3 million and $2.9 million for the two quarters ended September 27, 2004, and September 30, 2005, respectively.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets not subject to amortization had a carrying value of $557.4 million and $563.4 million as of March 31, 2005, and September 30, 2005, respectively, and consist of tradenames with indefinite lives.

Intangible assets subject to amortization consist of the following:

		March 31, 2005			September 30, 2005
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Covenants not to compete	5-10	$22,500	$(10,361)	$12,139	$22,500	$(11,815)	$10,685
Subscriber lists	3-15	66,171	(31,794)	34,377	66,171	(35,551)	30,620
Advertising relationships	3	7,750	(5,303)	2,447	7,750	(6,526)	1,224
Nonsubscriber customer relationships	8	10,150	(2,639)	7,511	10,150	(3,248)	6,902

		$106,571	$(50,097)	$56,474	$106,571	$(57,140)	$49,431

Amortization expense of intangible assets for the two fiscal quarters ended September 27, 2004, and September 30, 2005, was $7.1 million and $7.0 million, respectively. Based on the carrying value of identified intangible assets recorded at September 30, 2005, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows:

Fiscal Year
2006 (remainder of year)	$5,347
2007	8,265
2008	8,131
2009	7,243
2010	6,559
Thereafter	13,886

Total	$49,431

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

Because the majority of the Company’s deferred tax assets relate to net operating loss carryforward that can only be realized if the Company generates taxable income in future periods, it is uncertain whether the Company will realize any tax benefit related to such net operating loss carryforwards. Accordingly, the Company has provided a valuation allowance against these deferred tax assets to reduce them to an amount that is more likely than not to be realized during the carryforward period.

(7) CREDIT AGREEMENT

The Company’s bank credit agreement (the “Credit Agreement”) is comprised of three separate term loan commitments and a $60 million revolving credit commitment. The Company’s Credit Agreement expires in April 2007. As of September 30, 2005, the Company had $421.1 million of borrowings under the term loan commitments and there was $15 million outstanding under the revolving credit commitment. The revolving credit commitment, which expires in April 2006, allows funds to be borrowed and repaid from time to time with permanent reductions in the revolving credit commitment permitted at the Company’s option. The Company is required to pay a commitment fee ranging from 0.375% to 0.5% of the unused portion of the revolving commitment.

The Company’s Credit Agreement was amended on June 21, 2005. This amendment made certain financial maintenance covenants less restrictive. The Credit Agreement requires the Company to be in compliance with certain financial maintenance covenants which include, but are not limited to, maintaining a total leverage ratio (consolidated total debt to debt covenant EBITDA) less than 7.50 through the maturity of the Credit Agreement. The Credit Agreement also requires the Company to maintain a senior leverage ratio (consolidated total senior debt to debt covenant EBITDA) less than 3.50 through the maturity of the Credit Agreement. In addition, the Company must maintain an interest expense coverage ratio (debt covenant EBITDA to consolidated interest expense) greater than 1.50 through the maturity of the Credit Agreement. The Company must also maintain a fixed charge coverage ratio (debt covenant EBITDA minus taxes paid in cash to consolidated fixed charges) greater than 1.10 through the maturity of the Credit Agreement. The Company’s total leverage ratio as of September 30, 2005, was 7.40, the Company’s senior leverage ratio was 3.27, the Company’s interest expense coverage ratio was 1.62 and the Company’s fixed charge coverage ratio was 1.51. The Credit Agreement also contains certain covenants that, among others, restrict paying cash dividends, incurring additional indebtedness, entering into certain mergers or consolidations, making capital expenditures and selling or otherwise disposing of assets. As of September 30, 2005, the Company was in compliance with all covenants and conditions of the Credit Agreement. Although there can be no assurances, based on current projections, the Company anticipates that our operating results over the next twelve months will be sufficient to satisfy the financial covenants and conditions of our Credit Agreement, as amended.

Borrowings under the term loan commitments are payable in varying quarterly installments through April 2007. Based on the Company’s current level of operations and anticipated growth, it will be necessary to refinance the Credit Agreement by June 2006 and the subordinated notes upon maturity. The Company is currently in the process of exploring its financing options and expects to complete the refinancing of the Credit Agreement and revolving credit commitment by the end of the current fiscal year. There can be no assurances that such additional sources of funding will be available to us on acceptable terms. The Company is also required to make Excess Cash Flow payments (as defined), which will be applied ratably to the then outstanding term loans. There were no required Excess Cash Flow payments for the fiscal year ended March 31, 2005.

Principal payments due under the Credit Agreement (excluding any amounts that may be borrowed under the revolving credit commitment or required to be prepaid under the Excess Cash Flow provision) are as follows:

Fiscal Year
2006 (remainder of year)	$2,961
2007	313,964
2008	104,161

$421,086

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

The effective interest rate under the Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of September 30, 2005, was 6.1%. The weighted average effective interest rates for the two fiscal quarters ended September 27, 2004, and September 30, 2005, were 4.4% and 6.1%, respectively.

(8) SUBORDINATED INDEBTEDNESS

On May 7, 1999, the Company issued $250 million in aggregate principal amount of 10.25% Senior Subordinated Notes, which mature on May 1, 2009. Interest on these notes is payable in semi-annual installments on May 1st and November 1st of each year. These notes are redeemable at the Company’s option. The indenture under which the notes were issued includes certain restrictive covenants that prohibit payment of dividends and limit, among other things, the Company’s ability to incur indebtedness, give guarantees, make investments, sell assets and merge or consolidate. The notes are guaranteed on a senior subordinated basis by all the Company’s current subsidiaries.

On February 14, 2002, the Company issued $150 million in aggregate principal amount of 10.25% Series B Senior Subordinated Notes due May 2009 through a private placement. The gross proceeds from the offering were $150.8 million including a premium on the notes of $0.8 million. The Company used the gross proceeds of the offering (a) to make a $75.4 million distribution to EMP Group LLC, (b) to prepay $68.4 million of the term loans under the Credit Agreement and (c) to pay transaction costs. These notes are unsecured and subordinated in right of payment to all the Company’s existing and future senior indebtedness. These notes rank equally with all the Company’s existing and future senior subordinated indebtedness. These notes are guaranteed on a senior subordinated basis by all the Company’s current subsidiaries.

On January 23, 2003, the Company issued $150 million aggregate principal amount of 8.875% Senior Subordinated Notes due 2011 through a private placement. The net proceeds from the offering were $145.9 million, including a discount on the notes of $4.1 million. The Company used the net proceeds of the offering to (a) fund the acquisition of Weider Publications LLC, and (b) pay transaction costs. These notes are unsecured and subordinated in right of payment to all the Company’s existing and future senior indebtedness. These notes rank equally with all of the Company’s existing and future senior subordinated indebtedness. These notes are guaranteed on a senior subordinated basis by all of the Company’s current subsidiaries.

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

Based on the Company’s current level of operations and anticipated growth it will be necessary to refinance the subsidiary notes upon maturity.

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

Upon completion of the merger, EMP Group LLC’s existing limited liability company agreement was amended and restated in its entirety. Under the new agreement, the board of managers of EMP Group LLC consists of three designees of Evercore; three designees of T.H. Lee, one of whom is subject to Evercore’s prior approval; and the Chief Executive Officer of American Media, Inc., who is subject to the approval of Evercore and T.H. Lee. While Evercore and T.H. Lee jointly control EMP Group LLC, the new limited liability company agreement requires that certain significant actions of EMP Group LLC be approved by David J. Pecker and a majority of the other investors of EMP Group LLC.

In addition, in connection with the merger, David J. Pecker and American Media, Inc. entered into a new employment agreement, which governs the terms of David J. Pecker’s employment as Chief Executive Officer of American Media, Inc. for a term of five years. Also, American Media, Inc., THL Managers V, LLC, an affiliate of T.H. Lee, and Evercore Advisors LP, an affiliate of Evercore, entered into a Management Agreement pursuant to which THL Managers V, LLC and Evercore Advisors LP provide certain management and advisory services to American Media, Inc. for an annual fee of $1 million each. The fee of this Management Agreement is amortized to expense by the Company over the annual period.

(10) DEFERRED DEBT COSTS

Certain costs incurred in connection with the issuance of our long-term debt have been deferred and are amortized as part of interest expense over periods from 1 to 10 years. For the two fiscal quarters ended September 27, 2004, and September 30, 2005, amortization of deferred debt costs, which is included in interest expense in the accompanying consolidated statements of income, totaled approximately $3.2 million and $3.4 million, respectively.

In connection with the Company’s issuance of $150 million of 10.25% Series B Senior Subordinated Notes due 2009 on February 14, 2002, $7 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the notes. In connection with the Company’s issuance of $150 million of 8.875% Senior Subordinated Notes due 2011 on January 23, 2003, $7.9 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the notes. In connection with the Company’s increase in the Credit Agreement of $140 million on January 23, 2003, $3.5 million of issuance costs have been deferred and are being amortized as part of interest expense over the life of the Credit Agreement.

In connection with the Company’s Credit Agreement amendment on February 17, 2004, $0.3 million of issuance costs have been deferred and will be amortized as part of interest expense over the life of the amendment. This amendment provided for an increase in the leverage ratio from 6.25 to 6.50 for the fiscal quarters ended December 29, 2003, and March 29, 2004.

In connection with the Company’s Credit Agreement amendment on June 21, 2005, $1 million of issuance costs have been deferred and will be amortized as part of interest expense over the life of the amendment. This amendment made certain financial maintenance covenants less restrictive as described above.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of our financial instruments is as follows:

	March 31, 2005		September 30, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan, including current portion	$423,984	$423,984	$421,086	$421,086
Borrowings under revolving credit agreement	$—	$—	$15,000	$15,000
Subordinated indebtedness	$550,000	$567,500	$550,000	$522,750
Interest rate swap receivable (payable)	$(2,300)	$(2,300)	$(2,555)	$(2,555)

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

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable-rate debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we receive a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. As of September 30, 2005, the fair value of this swap was a liability of $2.6 million. The change in the fair value of the swap of $1.6 million for the quarter ended September 30, 2005, has been recognized as an increase to interest expense. On January 15, 2004, July 15, 2004, January 18, 2005, and July 15, 2005 we received $1.6 million, $1.2 million, $0.2 million and $0.2 million, respectively, in connection with the interim settlement of this swap agreement. The next reset date for this swap agreement is January 15, 2006. At each reset date the Company either receives or pays money based on the fair value of the swap as of that date.

(12) COMMITMENTS AND CONTINGENCIES

Various suits and claims arising in the ordinary course of business have been instituted against us. We have insurance policies available to recover a portion of potential legal costs. We periodically evaluate and assess the risks and uncertainties associated with litigation independent from those associated with our potential claim for recovery from third-party insurance carriers. At present, in the opinion of management, after consultation with outside legal counsel, the liability resulting from litigation, if any, will not have a material effect on the Company’s consolidated financial statements.

(13) RESTRUCTURING ACTIVITIES

During the fiscal year ended March 31, 2005, the Company initiated a plan to relocate the National Enquirer publication to New York City. The Company’s relocation plan involved the termination of 34 employees. This activity resulted in fiscal 2005 charges of $2.3 million for termination benefits and $0.2 million for costs associated with the relocation of employees. During the quarter ended September 30, 2005, the Company has paid termination benefits totaling $0.8 million. The Company has an accrual at September 30, 2005, of $0.8 million for the remaining termination benefits associated with this action. These severance benefits will be paid out through December 2006.

	Balances June 30, 2005	Fiscal 2006 Second Quarter Restructuring Expense	Fiscal 2006 Second Quarter Cash Payments	Balances September 30, 2005
Accrued liabilities:
Severance	$1,538	$—	$(753)	$785
Relocation	—	52	(52)	—

	$1,538	$52	$(805)	$785

During the quarter ended September 30, 2005, the Company initiated a plan to relocate its subscription circulation department and certain Shape magazine editors from Woodland Hills, California, to its New York City offices. The Company’s relocation plan involved the termination of 22 employees. This activity resulted in fiscal 2006 second-quarter charges of $0.5 million for termination benefits. These severance benefits will be paid out through February 2006.

	Fiscal 2006 Second Quarter 2006 Restructuring Expense	Fiscal 2006 Second Quarter Cash Payments	Balances September 30, 2005
Accrued liabilities:
Severance	$511	$(72)	$439
Relocation	—	—	—

	$511	$(72)	$439

(14) MR. OLYMPIA, LLC

In April 2005, the Company entered into an LLC agreement (“LLC Agreement”) to form a joint venture to manage and promote the Mr. Olympia fitness events. At any time prior to the tenth anniversary of the execution date of the LLC Agreement; the other LLC member may require the Company to purchase all (“Put Option”) of the LLC units for a cash purchase price of $3 million. In the event that the other LLC member does not exercise the Put Option, for a period of 120 days following the tenth anniversary of the date of the execution of the LLC agreement, the Company may require the other LLC member to sell all (“Call Option”) of the LLC units for a sales price of $3 million.

In April 2005, the Company also entered into an agreement with the other LLC member (“Purchase Option Agreement”) to have an option to purchase trademarks related to the Mr. Olympia fitness events (collectively, the “Olympia Trademarks”) at a cash purchase price of $3 million, payable over ten years. The Purchase Option Agreement provides that in year ten of the agreement, the Company will have the right to acquire the Olympia Trademarks subject to the Company’s exercise of its Call Option.

The Company has concluded that it is the primary beneficiary of the LLC and, consequently, the Company accounts for the LLC as a consolidated subsidiary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a leading publisher in the field of celebrity journalism, health & fitness, country music and Spanish-language magazines. Our publications include Star, Shape, Celebrity Living Weekly, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Flex, MPH, Shape en Español, Looking Good Now, National Enquirer, Globe, Country Weekly, ¡Mira!, and other weekly and monthly publications.

Please note that our fiscal quarter ended September 30, 2005, includes 13 issues of our weekly publications versus 14 issues for the prior year’s comparable fiscal quarter, due to a change in the scheduled delivery dates of our weekly publications in the prior year’s comparable fiscal quarter. The delivery of these publications generally moved up to a pre-weekend schedule during the quarter ended September 27, 2004. Additionally, our fiscal quarter ended September 30, 2005, includes three issues of Fit Pregnancy versus one issue for the prior year’s comparable fiscal quarter (“Schedule Changes”). The net impact of the Schedule Changes is additional revenue and expenses in the prior year’s comparable fiscal quarter of $4.6 million and $2.7 million, respectively.

Results of Operations

Fiscal Quarter Ended September 30, 2005, vs. Fiscal Quarter Ended September 27, 2004

Revenues

Total operating revenues were $134.7 million for the current fiscal quarter, representing a decrease of $1.9 million, or 1.4%, from the prior year. This decrease is due to the net impact of the Schedule Changes discussed above of $4.6 million, which was partially offset by incremental revenue of our new launch publications of $3.0 million.

Newsstand revenue was down $2.3 million, or 3.2%, from the prior year’s comparable fiscal quarter. This decrease was primarily due to the net impact of the newsstand Schedule Changes of $4.8 million, which was partially offset by incremental revenue from our new launch publications of $2.2 million. Additionally, newsstand units for our weekly titles were down 10.7%, which was primarily offset by increases in cover prices of certain of our weekly and monthly magazines versus prior year.

Hurricane Katrina

Management is estimating that Hurricane Katrina had a one time impact on our newsstand results. We are estimating that our newsstand decline for the National Enquirer, Star and Globe were impacted by $1.7 million during the last four weeks of the quarter. Newsstand units for the entire celebrity market were down 5% for this period.

The National Enquirer and Star are experiencing improved newsstand sales in the beginning of the third quarter of the current fiscal year.

Advertising Revenue

Advertising revenues were $43.5 million for the current fiscal quarter, representing an increase of $1.1 million, or 2.7%, from the prior year. Advertising revenue is flat after adjusting for the Schedule Changes discussed in the Executive Summary above and the new launches.

Operating Expenses

Operating expenses increased by $5.4 million, or 4.7%, as compared to the prior year fiscal quarter, due to the expenses associated with the Schedule Changes of $2.7 million as discussed in the Executive Summary on the previous page, in addition to the new launch titles of $5.7 million. This was partially offset by reduced legal expenses of $2.9 million.

Interest Expense

Interest expense increased for the current fiscal quarter by $6.5 million to $24.0 million. This increase is related to our interest rate swap, which went from a positive $2.5 million in the prior year to a negative $1.4 million in the current fiscal quarter. Interest expense was also impacted by a higher effective interest rate of 6.1% as compared to 4.4% in the prior year fiscal quarter and a larger balance on our revolving credit facility.

Income Taxes

The provision for income taxes was $2.0 million for the current fiscal quarter and also for the prior year fiscal quarter. We have provided a valuation allowance against the net deferred tax assets generated in the current year due to uncertainties as to their ultimate realization.

Two Fiscal Quarters Ended September 30, 2005, vs. Two Fiscal Quarters Ended September 27, 2004

Revenues

Total operating revenues were $265.8 million for the six months ended September 30, 2005, representing a decrease of $4.2 million, or 1.6%, from the prior year. The following explains this revenue decrease.

Newsstand revenue was down $4.0 million or 2.8%, from the prior year. This decrease is partially due to the net impact of the Schedule Changes of $4.6 million which was partially offset by revenue from our new launch publications of $3.4 million, coupled with a decline in our newsstand units of our weekly titles of 11.9%. In addition, the net impact of our cover price increases for our weekly and monthly publications did not fully offset the unit decline (net revenue reduction of $2.3 million).

Advertising revenues were $86.6 million for the six months ended September 30, 2005, representing an increase of $1.1 million, or 1.4%, from prior year. This was completely offset by the net impact from the Schedule Changes discussed in the Executive Summary on the previous page and the new launches.

Other revenues were down approximately $0.9 million or 6.1% due to the inclusion in other revenues of a one-time custom magazine published in the prior year as well as the unfavorable timing of certain international licensing agreements.

Operating Expenses

Operating expenses increased by $12.6 million, or 5.7%, as compared to the prior year. The increase in operating expenses was primarily related to the costs of new launch titles of $9.6 million, costs associated with the Schedule Changes of $2.7 million, expenses related to our continued subscription investments of $4.2 million and increased Star subscription postage costs of $1.6 million. These increases were partially offset by a reduction in legal expenses of $2.9 million.

Interest Expense

Interest expense increased for the six months ended September 30, 2005, by $3.5 million to $44.4 million. This increase related to a higher effective interest rate on our Credit Agreement of 6.1% as compared to 4.4% in the prior year and a larger balance on our revolving credit facility. This was offset by a decrease in interest expense related to our swap agreement. In the six months ended September 30, 2005, we recognized $0.1 million of interest expense related to our interest rate swap. In the prior year’s comparable two fiscal quarters we recognized interest expense of $1.3 million related to our interest rate swap.

Income Taxes

The provision for income taxes decreased for the six months ended September 30, 2005 by $1.9 million as compared to the prior fiscal year period. We have provided a valuation allowance against the net deferred tax assets generated in the current year due to uncertainties as to their ultimate realization.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and amounts available to be borrowed under our bank credit agreement (the “Credit Agreement”). The Credit Agreement is comprised of three separate term loan commitments and a $60.0 million revolving credit commitment, of which $15.0 million was outstanding and approximately $14.5 million was available as of September 30, 2005. We had cash and cash equivalents of $11.8 million, and a working-capital deficiency of $111.9 million, as of September 30, 2005. Our working-capital deficiency primarily relates to our current portion on our Credit Agreement of $108.6 million as well as the $15.0 million outstanding on the revolving credit facility.

Our revolving credit commitment expires in April 2006 and our Credit Agreement expires in April 2007. We believe that, based upon our current level of operations and anticipated growth, it will be necessary to refinance the Credit Agreement by June 2006 and our subordinated notes (described in Footnote 8) upon their maturity. We are currently in the process of exploring financing options and expect to complete the refinancing of the Credit Agreement and revolving credit commitment by the end of the current fiscal year. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

Cash provided by operating activities was $10.8 million for the six months ended September 30, 2005. Cash used in investing activities was $18.5 million for the six months ended September 30, 2005, and was primarily used to fund capital expenditures. Cash provided by financing activities was $10.9 million for the six months ended September 30, 2005. This consisted of $15.0 million of borrowings under our revolving credit facility, term loan repayments of $2.9 million and incurred deferred debt costs of $1.2 million. Our ability to make scheduled payments of principal and interest under the Credit Agreement and the subordinated notes, as well as our other obligations and liabilities, is subject to our future operating performance and our ability to refinance the Credit Agreement, which is dependent upon general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

At September 30, 2005, our outstanding indebtedness totaled $986.5 million, of which $421.1 million represented borrowings under our Credit Agreement. As of September 30, 2005, there was $15 million outstanding under the revolving credit commitment.

We amended our Credit Agreement on June 21, 2005. This amendment to our Credit Agreement made certain financial maintenance covenants less restrictive. Our Credit Agreement requires us to be in compliance with certain financial maintenance covenants which include but are not limited to, maintaining: (1) a total leverage ratio (consolidated total debt to debt covenant EBITDA) less than 7.50, (2) a senior leverage ratio (consolidated total senior debt to debt covenant EBITDA) less than 3.50, (3) an interest expense coverage ratio (debt covenant EBITDA to consolidated interest expense) greater than 1.50, and (4) a fixed charge coverage ratio (debt covenant EBITDA minus taxes paid in cash to consolidated fixed charges) greater than 1.10. The Credit Agreement also contains certain covenants that, among others, restrict paying cash dividends, incurring additional indebtedness, entering into certain mergers or consolidations, making capital expenditures and selling or otherwise disposing of assets. As of September 30, 2005, the Company was in compliance with all of these covenants and conditions. The Company’s total leverage ratio as of September 30, 2005, was 7.40, our senior leverage ratio was 3.27, our interest expense coverage ratio was 1.62 and our fixed charge coverage ratio was 1.51. Additionally, as of September 30, 2005, we were in compliance with all of the additional covenants and conditions of our Credit Agreement.

The effective interest rate under our Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of September 30, 2005, was 6.1%, and the weighted average effective interest rates under our Credit Agreement for the two fiscal quarters ended September 27, 2004, and September 30, 2005, were 4.4% and 6.1%, respectively.

As described above, calculations of the leverage ratios, the interest expense coverage ratio and the fixed charge coverage ratio utilize debt covenant EBITDA. The following table and discussion summarizes debt covenant EBITDA for the fiscal quarters ended September 27, 2004 and September 30, 2005 and the two fiscal quarters ended September 27, 2004 and September 30, 2005 (dollars in 000’s). Debt covenant EBITDA should not be construed as a measurement of financial performance. Debt covenant EBITDA is presented to identify add-backs to and deductions from net income as required under the terms of our Credit Agreement. Accordingly, debt covenant EBITDA is presented as it is a meaningful measure of our debt compliance. Noncompliance with these maintenance covenants could result in the termination of the commitments under the Credit Agreement and the requirement to immediately repay all amounts outstanding under the Credit Agreement.

	Fiscal Quarter Ended September 27, 2004	Fiscal Quarter Ended September 30, 2005	Two Fiscal Quarters Ended September 27, 2004	Two Fiscal Quarters Ended September 30, 2005
Net income (loss)	$2,701	$(10,910)	$3,421	$(13,189)
Add (deduct):
Interest expense	17,539	24,037	40,975	44,426
Income taxes	1,981	1,962	2,571	692
Depreciation and amortization	10,970	11,656	22,075	23,631
Other (income) expense, net (1)	45	(67)	101	(1,691)
Restructuring charge (2)	—	563	—	688
Star and National Enquirer re-launch and new title launch expenses (3)	2,476	4,540	6,335	8,148
Management fees (4)	500	500	1,000	1,000

Debt Covenant EBITDA	$36,212	$32,281	$76,478	$63,705

(1)	Net loss for the two fiscal quarters ended September 30, 2005 includes $1.6 million related to cash received from a barter advertising agreement during the quarter ended June 30, 2005. We provided advertising to a third party during fiscal 2001 in exchange for equity in the respective company. There was no revenue recognized related to this transaction; only the cost to provide advertising space was recognized.
(2)	As noted in Footnote 13 to the consolidated financial statements, net income for the fiscal quarter and six months ended September 30, 2005, includes a restructuring charge of $563 and $688, respectively.
(3)	The Company’s Credit Agreement allows for the add-back of certain non-recurring Star and National Enquirer re-launch costs and expenses relating to the launch of new magazine titles to the extent such charges and expenses were incurred during such quarters.
(4)	The Company’s amended Credit Agreement allows for the add-back of management fees.

Effective August 20, 2003, we entered into an interest rate swap agreement that effectively converted a portion of our fixed-rate debt to variable-rate debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we receive a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. As of September 30, 2005, the fair value of this swap was a liability of $2.6 million. The change in the fair value of the swap of $1.6 million for the quarter ended September 30, 2005 has been recognized as an increase to interest expense. On January 15, 2004, July 15, 2004, January 18, 2005 and July 15, 2005 we received $1.6 million, $1.2 million, $0.2 million and $0.2 million, respectively, in connection with the interim settlement of this swap agreement. The next reset date for this swap agreement is January 15, 2006. At each reset date the Company either receives or pays money based on the fair value of the swap as of that date.

We are subject to interest risk on our credit facilities and any future financing requirements. Our fixed-rate debt consists of senior subordinated notes.

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

Critical Accounting Policies and Estimates

During the fiscal quarter ended September 30, 2005, there were no significant changes related to the Company’s critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Forward-Looking Statements

Some of the information presented in this Quarterly Report on Form 10-Q constitutes forward-looking statements, including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including, among other things:

•	our high degree of leverage and significant debt service obligations,

•	our ability to refinance existing debt,

•	our ability to increase circulation and advertising revenues,

•	market conditions for our publications,

•	our ability to develop new publications and services,

•	outcomes of pending and future litigation,

•	the effects of terrorism, including bioterrorism, on our business,

•	the effects of catastrophic acts of nature,

•	increasing competition by media companies,

•	lower-than-expected valuations associated with cash flows and revenues that may result in the inability to realize the value of recorded intangibles and goodwill,

•	actions of rating agencies,

•	changes in the costs of paper used by us,

•	any future changes in management,

•	general risks associated with the publishing industry,

•	declines in spending levels by advertisers and consumers,

•	the ability in a challenging environment to continue to develop new sources of circulation,

•	increased costs and business disruption resulting from diminished service levels from our wholesalers, and

•	the introduction and increased popularity over the long term of alternative technologies for the provision of news and information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial statements. We are subject to interest risk on our credit facilities and any future financing requirements. Our fixed-rate debt consists primarily of senior subordinated notes.

Interest rate changes result in increases or decreases in our income before taxes and cash provided from operating activities. A 1% change in our weighted average interest rate on our variable-rate debt would have resulted in a change of $1.5 million in our interest expense for the fiscal quarter ended September 30, 2005.

Effective August 20, 2003, we entered into an interest rate swap agreement that effectively converted a portion of our fixed-rate debt to variable-rate debt. The agreement is scheduled to expire in January 2007 and has a notional amount of $150 million. Under this agreement, we receive a fixed rate of 8.875% and pay LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment. As of September 30, 2005, the fair value of this swap was a liability of $2.6 million. The change in the fair value of the swap of $1.6 million for the quarter ended September 30, 2005, has been recognized as an increase to interest expense. On January 15, 2004, July 15, 2004, January 18, 2005 and July 15, 2005 we received $1.6 million, $1.2 million, $0.2 million and $0.2 million, respectively in connection with the interim settlement of this swap agreement. The next reset date for this swap agreement is January 15, 2006. At each reset date the Company either receives or pays money based on the fair value of the swap as of that date.

Our primary market risk exposures relate to (1) the interest rate risk on long-term and short-term borrowings, (2) our ability to refinance our senior subordinated notes at maturity at market rates, (3) the impact of interest rate movements on our ability to meet interest expense requirements and comply with financial covenants and (4) the impact of interest rate movements on our ability to obtain adequate financing to fund acquisitions. We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed- and variable-rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our ability to refinance existing debt, we continue to evaluate our financial position on an ongoing basis.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2005, the Company’s management performed an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(b). Based upon that evaluation, our principal executive officer and principal financial officer concluded that a material weakness continued to exist in our internal control over financial reporting as of September 30, 2005, as was also previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. As a result of this material weakness, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective as of September 30, 2005 in providing them with material information relating to the Company as required to be disclosed in our periodic filings with the SEC. The material weakness in internal control over financial reporting relates to the fact that we lack a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements to resolve non-routine or complex accounting matters.

Management, with oversight from the Audit Committee, has been addressing this material weakness in our internal control over financial reporting by working to add additional personnel to our financial staff and is committed to effectively remediating this material weakness as expeditiously as possible. Although the Company’s remediation efforts are well underway, this material weakness will not be considered remediated until this process is implemented in full and operational for a period of time, and our principal executive officer and principal financial officer conclude that our revised internal control over financial reporting no longer contains a material weakness and that our disclosure controls and procedures are operating effectively.

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

Date: November 18, 2005
/s/ DAVID J. PECKER
David J. Pecker
Chairman of the Board, President,
Chief Executive Officer and Director
(principal executive officer)

Date: November 18, 2005
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