Form 10-Q
period 2005-12-31
AMERICAN MEDIA OPERATIONS INC
filed 2007-03-23
CIK 853927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 28, 2007, there were 7,507.6 shares of common stock outstanding.

RESTATEMENT EXPLANATORY NOTE

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the "Company" or "us", "we" or "our" are to American Media Operations, Inc. and its subsidiaries. In this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 (this “Form 10-Q”), we have restated: (i) our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2005; (ii) our Unaudited Condensed Consolidated Statements of Loss for the fiscal quarter and three fiscal quarters ended December 27, 2004; (iii) our Unaudited Condensed Consolidated Statement of Cash Flows for the three fiscal quarters ended December 27, 2004; and (iv) the Notes related thereto (collectively, the “Restatement”).

As previously disclosed, subsequent to the issuance of our financial statements for the fiscal year ended March 31, 2005, we determined that the financial statements included or otherwise summarized in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (including the accompanying report of our independent registered public accounting firm) and in our Quarterly Reports on Form 10-Q for each of the quarters ended June 30, 2005 and September 30, 2005 should no longer be relied upon. We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended on or prior to September 30, 2005. For this reason, the consolidated financial statements, the report of our independent registered public accounting firm and related financial information for the affected periods contained in such reports should no longer be relied upon.

The Restatement corrects the accounting, presentation and disclosure for the following: (i) deferred rack costs; (ii) subscription marketing programs; (iii) subscription selling agent costs; (iv) deferred rack cost accruals and amortization; (v) terminal promotion costs and classification; (vi) accruals for retail display pockets and allowances; (vii) subscriptions receivable and deferred revenue presentation; (viii) provision for income taxes; (ix) operating tax contingencies; (x) inventory matters; (xi) paper consumption; (xii) paid time off; (xiii) severance; (xiv) bonuses; (xv) deferred advertising; (xvi) revenue recognition; (xvii) segment reporting; (xviii) impairment of goodwill; (xix) sale of Frontline Marketing, Inc. (“FMI”); (xx) editorial costs; (xxi) foreign currency translation and other comprehensive income; (xxii) errors in financial statement classification; and (xxiii) supplemental disclosures of cash flow information. For a detailed description of the adjustments involved in the Restatement and their impact on the Unaudited Condensed Consolidated Financial Statements, see Note 2, "Restatement of Previously Issued Financial Statements" in the Notes to Unaudited Condensed Consolidated Financial Statements.

Immediately after the filing of this Form 10-Q we are also filing our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

December 31, 2005

Page(s)
CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS	4

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2005 (As Restated) and as of December 31, 2005	5

Unaudited Condensed Consolidated Statements of Loss for the Fiscal Quarter and Three Fiscal Quarters Ended December 27, 2004 (As Restated) and December 31, 2005	6

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Fiscal Quarters Ended December 27, 2004 (As Restated) and December 31, 2005	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures about Market Risk	49

Item 4. Controls and Procedures	50

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	51

Item 1A. Risk Factors	51

Item 6. Exhibits	56

Signatures	57

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS

THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER

FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this Form 10-Q are advised that this Form 10-Q contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, capital expenditures, capital structure and other financial items, (ii) statements regarding our plans and objectives, including planned introductions of new publications or other products, or estimates or predictions of actions by customers, advertisers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our business.

This Form 10-Q identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth in Part II, Item 1A, “Risk Factors.” The factors that could affect our actual results include the following:

•	our high degree of leverage and significant debt service obligations

•	increased competition, including price competition and competition from other publications and forms of media, such as television and radio programs and Internet sites concentrating on celebrity news

•	changes in demand for our services and products by our customers and advertisers

•	changes in general economic and business conditions, both nationally and internationally, which can influence the readership level of our publications as well as advertising and circulation revenue

•	our ability to attract and retain experienced and qualified personnel

•	our ability to obtain sufficient financing to continue to sustain or expand our operations

•	adverse results in litigation matters or any regulatory proceedings

•	any downgrade in the rating of our securities

•	our ability to comply with covenant requirements in our agreements with our lenders and in our indentures

•	our ability to implement and maintain an effective system of internal controls over financial reporting

•	our ability to realize expected benefits from cost savings and revenue enhancement initiatives

Any written or oral forward-looking statements made by us or on our behalf are subject to these factors. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results, performance or achievements may vary materially from those described in this Form 10-Q as intended, planned, anticipated, believed, estimated or expected. The risk factors included in this Form 10-Q are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also harm our future results. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The forward-looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q. We do not intend, and do not assume any obligations, to update these forward looking statements, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2005 (As Restated, See Note 2)	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,994	$4,457
Trade receivables, net of allowance for doubtful accounts of $8,652 and $8,669, respectively	51,199	46,789
Inventories	39,711	36,602
Prepaid expenses and other current assets	32,104	21,024

Total current assets	127,008	108,872

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	4,400	2,544
Furniture, fixtures and equipment	42,011	39,249
Less – accumulated depreciation and amortization	(28,605)	(29,249)

Total property and equipment, net	17,806	12,544

OTHER ASSETS:
Deferred debt costs, net	19,950	15,942
Deferred rack costs, net	15,019	16,581
Other long-term assets	2,822	2,870

Total other assets	37,791	35,393

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill, net of accumulated amortization of $74,757	648,526	648,526
Other identified intangibles, net of accumulated amortization of $122,172 and $131,892, respectively	613,839	610,119

Total goodwill and other identified intangible assets	1,262,365	1,258,645

TOTAL ASSETS	$1,444,970	$1,415,454

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Term loan	$5,859	$—
Accounts payable	28,750	31,845
Accrued expenses and other current liabilities	37,648	55,690
Accrued interest	25,012	20,222
Deferred revenues	49,205	46,483

Total current liabilities	146,474	154,240

NON-CURRENT LIABILITIES:
Term loan	418,125	419,606
Senior subordinated notes, including bond premium	550,425	550,347
Deferred income taxes	159,478	154,795

Total liabilities	1,274,502	1,278,988

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDER’S EQUITY:
Common stock, $.20 par value; 10,000 shares authorized; 7,508 shares issued and outstanding	2	2
Additional paid-in capital	281,701	281,671
Accumulated deficit	(111,575)	(145,601)
Accumulated other comprehensive income	340	394

Total stockholder’s equity	170,468	136,466

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$1,444,970	$1,415,454

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in thousands)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	December 27, 2004 (As Restated, See Note 2)	December 31, 2005	December 27, 2004 (As Restated, See Note 2)	December 31, 2005
OPERATING REVENUES:
Circulation	$73,988	$71,307	$226,829	$221,570
Advertising	40,375	37,711	125,998	125,856
Other	8,045	10,242	24,701	25,264

Total operating revenues	122,408	119,260	377,528	372,690

OPERATING EXPENSES:
Editorial	14,891	16,397	45,309	49,941
Production	39,365	41,898	120,682	125,227
Distribution, circulation and other cost of sales	22,440	25,636	62,425	72,581
Selling, general and administrative	24,288	24,285	74,811	70,715
Depreciation and amortization	6,436	5,244	18,946	18,804

Total operating expenses	107,420	113,460	322,173	337,268

OPERATING INCOME	14,988	5,800	55,355	35,422

OTHER INCOME (EXPENSE):
Interest expense	(19,594)	(21,774)	(57,329)	(62,753)
Amortization of deferred debt costs	(1,604)	(1,772)	(4,844)	(5,220)
Other income (loss), net	(8)	(324)	(99)	1,368

Total other income (expense)	(21,206)	(23,870)	(62,272)	(66,605)

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(6,218)	(18,070)	(6,917)	(31,183)

PROVISION (BENEFIT) FOR INCOME TAXES	(1,361)	2,515	(1,275)	2,843

NET LOSS	$(4,857)	$(20,585)	$(5,642)	$(34,026)

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Fiscal Quarters Ended
	December 27, 2004 (As Restated, See Note 2)	December 31, 2005
Cash Flows from Operating Activities:
Net loss	$(5,642)	$(34,026)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	8,147	9,084
Amortization of identified intangibles	10,799	9,720
Provision for bad debts	1,272	5,506
Amortization of deferred debt costs	4,844	5,220
Amortization of deferred rack costs	15,691	14,635
Gain on sale of investment	—	(1,607)
Provision for excess and obsolete inventory	—	412
Deferred income tax provision (benefit)	(749)	4,660
Other	(138)	(49)

Decrease (increase) in operating assets:
Trade receivables	6,068	(1,096)
Inventories	14,907	2,697
Prepaid expenses and other current assets	(8,563)	1,736
Deferred rack costs	(11,838)	(16,197)
Other long-term assets	(436)	(48)
Increase (decrease) in operating liabilities:
Accounts payable	5,579	3,095
Accrued expenses and other current liabilities	(2,409)	12,643
Accrued interest	(5,049)	(4,790)
Deferred revenues	(6,822)	(2,722)

Total adjustments	31,303	42,899

Net cash provided by operating activities	25,661	8,873

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,151)	(3,812)
Investment in Mr. Olympia, LLC	—	(600)
Proceeds from sale of investment	—	1,607
Proceeds from sale of assets	227	25

Net cash used in investing activities	(3,924)	(2,780)

Cash Flows from Financing Activities:
Term loan and revolving credit facility principal repayments	(32,991)	(104,878)
Proceeds from term loan and revolving credit facility borrowings	18,000	100,500
Return of equity investment	(100)	(30)
Payment of deferred debt costs	(1,482)	(1,212)

Net cash used in financing activities	(16,573)	(5,620)

Effect of exchange rate changes on cash	97	(10)

Net Increase in Cash and Cash Equivalents	5,261	463
Cash and Cash Equivalents, Beginning of Period	10,045	3,994

Cash and Cash Equivalents, End of Period	$15,306	$4,457

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Income taxes	$1,106	$571
Interest	$62,378	$67,786

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(1) Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of American Media Operations, Inc. and subsidiaries (collectively, the “Company”) include the accounts of the Company and all of its wholly owned subsidiaries. The Company consolidates all majority owned subsidiaries and investments in entities in which it has a controlling influence. Non-majority owned investments are accounted for using the equity method when the Company has the ability to significantly influence the operating decisions of the issuer. When the Company does not have the ability to significantly influence the operating decisions of an issuer, the cost method is used. For entities that are considered variable interest entities, the Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51”. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2006 included in the Form 10-K filed by the Company with the SEC subsequently to this Form 10-Q. The unaudited condensed consolidated results of operations for the fiscal quarter and three fiscal quarters ended December 31, 2005 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

During the fourth quarter of fiscal year 2005, the Company changed its reporting period from a 52-53 week year ending on the last Monday in March to a calendar month reporting period ending March 31. As a result of this change, the fiscal quarter and three fiscal quarters ended December 31, 2005 include one additional day and two additional days, respectively, of operating expense when compared to the third quarter of fiscal year 2005. The one additional day decreased operating income and net income by approximately $0.3 million and $0.2 million, respectively. The two additional days decreased operating income and net income by $0.7 million and $0.4 million, respectively. The additional days did not have an effect on operating revenue.

Revenue Recognition

The Company’s revenues are primarily comprised of single copy, subscription and advertising. Single copy, subscription and advertising revenue and related expenses for the Company’s publications are recognized on the on-sale date.

On or about the date each issue is placed on sale, the Company receives a percentage of the issue’s estimated single copy sales proceeds for the Company’s publications as an advance from the Company’s major U.S. and Canadian distributor.

Revenues from single copy sales are recognized net of expected sales returns, after considering such factors as sales history and available market information. All of the Company’s publications are sold with full return privileges. The Company’s major U.S. and Canadian distributor provides the Company weekly reporting on the actual returns by publication and by issue of each publication. The Company also receives sales data from certain retailers that sell its publications. The Company utilizes these data sources as well as the Company’s long-term history of sales data by publication to estimate the actual anticipated sale of the Company’s publications and the Company’s experience has demonstrated that the actual sale of each issue of each magazine can be reasonably estimated based on this information. The Company’s in-house circulation department has developed financial models which the Company utilizes when projecting the anticipated sale of magazines. Revenues are also presented net of deferred rack cost amortization, product placement costs (“retail display allowances”) paid to the retailers and sales taxes.

Other revenues, primarily from marketing services performed for third parties by Distribution Services, Inc. (“DSI”), are recognized when the service is performed.

Wholesaler Concentration

Single copy revenue consists of copies sold primarily to four wholesalers, which the Company estimates represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Newspaper Publications, Women’s Health and Fitness Publications and Corporate/Other segments. In the fiscal quarters ended December 31, 2005 and December 27, 2004, two wholesalers each accounted for greater than 10% of the Company’s total operating revenue and in the aggregate accounted for 37% and 36%, respectively, of the Company’s total operating revenue. In the three fiscal quarters ended December 31, 2005 and December 27, 2004, two wholesalers each accounted for greater than 10% of the Company’s total operating revenue and in the aggregate accounted for 35% of the Company’s total operating revenue. The Company has service agreements with its wholesalers, with three of them requiring at least 120 days prior notice of termination, with terms expiring on December 31, 2007. The fourth wholesaler agreement will terminate on June 30, 2007. The Company’s operating results could be materially adversely affected if one or more of those service agreements were to end or the service were no longer available.

Barter Transactions

The Company trades advertisements in its publications in exchange for advertising and goods and services. Revenue and related expenses from barter transactions are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) No. 99-17, Accounting for Advertising Barter Transactions and Accounting Principles Board Opinion (“APB”) No. 29, Accounting for Nonmonetary Transactions. Revenue from barter transactions is recognized in accordance with the Company’s revenue recognition policies. Expense from barter transactions is recognized as incurred. Revenue and expense from barter transactions for the fiscal quarter and three fiscal quarters ended 2005 and 2006 was not significant.

Editorial Costs

External editorial costs relating to photos, artwork and text are expensed as the issue relating to each specific cost is recognized as revenue. Internal editorial costs are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand or deposited in demand deposit accounts with financial institutions and highly liquid investments with an original maturity of three months or less. Book overdrafts of $9.4 million and $3.7 million have been recorded in accounts payable as of March 31, 2005 and December 31, 2005, respectively, and are included in cash flows from operating activities.

Trade Receivables and Allowance for Doubtful Accounts

Substantially all of the Company’s trade receivables are from single copy distributors, subscriptions and advertising customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers not making required payments. The Company makes estimates of the collectibility of trade receivables. The Company critically reviews trade receivables and analyzes historical bad debts, past-due accounts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Direct-Response Advertising Costs

Direct-response advertising costs that are intended to solicit subscriptions and are expected to result in probable future benefits are capitalized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 93-7, Reporting on Advertising Costs. These costs are amortized over the period during which future benefits are expected to be received which is generally the related one-year subscription period. The asset balance of the capitalized direct-response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. Capitalized direct-response advertising costs were $4.3 million and $5.4 million at March 31, 2005 and December 31, 2005, respectively, and were included in prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets. There were no material write-downs of capitalized direct-response advertising costs in the fiscal quarter and three fiscal quarters ended 2005 and 2006.

Long-Lived Assets

Whenever significant events or changes occur, such as those affecting general market conditions or pertaining to a specific industry or an asset category, the Company reviews its long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of cash flows (undiscounted and without interest charges) over the remaining lives of the assets to measure recoverability. If the estimated cash flows are less than the carrying value of the asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value.

Property and Equipment

The Company uses the straight-line depreciation method for financial reporting. The estimated lives used in computing depreciation for financial reporting purposes are 2 to 8 years for leasehold improvements, and 3 to 10 years for all other depreciable fixed assets. Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the lease term or the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred; significant improvements and betterments are capitalized.

In compliance with AICPA SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company expenses internal use software costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in developing or obtaining internal use software and includes them in property and equipment, net. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than three years using the straight-line method. The Company capitalizes certain costs, which generally include hardware, software, and payroll related costs for employees who are directly associated with and who devote time to the development of internal use computer software.

Deferred Debt Costs

Deferred debt costs are amortized under the effective-interest method over the terms of the related indebtedness.

Deferred Rack Costs

Deferred rack costs are capitalized and amortized as a reduction of circulation revenue in accordance with the terms of the relevant agreements (typically 36 months). The Company performs periodic and timely reviews to determine if impairment charges are required due to market conditions including store closings or store bankruptcies.

Other Long-Term Assets

Other long-term assets primarily consist of deposits on leased facilities and a deposit with the Company’s largest national distributor.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company’s reporting units are tested annually in accordance with SFAS No. 142 during the fourth quarter of each fiscal year to determine whether their carrying value exceeds their fair value. Goodwill and other indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would indicate that an impairment exists. Impairment losses, if any, are reflected in operating income or loss in the Unaudited Condensed Consolidated Statements of Income (Loss). The Company’s reporting units consist of its publications and other consolidated subsidiaries.

In accordance with SFAS No. 144, the Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Impairment losses, if any, are reflected in operating income or loss in the Unaudited Condensed Consolidated Statements of Income (Loss).

In assessing goodwill and intangible assets for impairment, the Company makes estimates of fair value which are based on its projection of revenues, operating costs, and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. Generally, the Company engages third party specialists to assist it with its valuations. Changes in the Company’s judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill or other intangible assets.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The liability method of accounting for deferred income taxes requires a valuation against deferred tax assets, if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The effect on any changes in deferred tax assets and liabilities as a result of a change in tax rates is recognized in income.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of cumulative foreign currency translation adjustments.

Translation of Non-U.S. Currency Amounts

The net assets and operations of entities outside of the United States are translated into U.S. dollars. Assets and liabilities are translated at fiscal year-end exchange rates and income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive income (loss). Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Contingent Liabilities

The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Reserves for contingent liabilities are reflected in the Company’s unaudited condensed consolidated financial statements based on management’s assessment, along with legal counsel, of the expected outcome of the contingencies. If the final outcome of the contingencies differs from that currently expected, it would result in a change to earnings in the period determined.

Derivatives and Hedging

The Company reports all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, depending on the designation of the derivative. Changes in the fair value of derivatives that are not designated as a hedge are reported immediately in earnings. The Company records the changes in the value of its interest rate swap agreement in earnings each period.

Interest earned (payable) under the interest rate swap is credited (charged) to interest expense using the accrual method. The related accrued receivable or payable is included in accrued interest payable. The fair market value of the interest rate swap agreement is reflected in the accompanying unaudited condensed consolidated financial statements. See Note 6, “Fair Value of Financial Instruments.” The Company does not utilize derivative financial instruments for trading or other speculative purposes.

(2) Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s fiscal year 2005 financial statements, the Company’s management determined that errors existed in previously issued financial statements. As a result, the Company is restating the accompanying Unaudited Condensed Consolidated Balance Sheet as of March 31, 2005, Unaudited Condensed Consolidated Statements of Loss for the fiscal quarter and three fiscal quarters ended December 27, 2004, Unaudited Condensed Consolidated Statement of Cash Flows for the three fiscal quarters ended December 27, 2004, and Notes related thereto from amounts previously reported (collectively, the “Restatement”) to correct the accounting, presentation and disclosure for the following: (i) deferred rack costs; (ii) subscription marketing programs; (iii) subscription selling agent costs; (iv) deferred rack cost accruals and amortization; (v) terminal promotion costs and classification; (vi) accruals for retail display pockets and allowances; (vii) subscriptions receivable and deferred revenue presentation; (viii) provision for income taxes; (ix) operating tax contingencies; (x) inventory matters; (xi) paper consumption; (xii) paid time off; (xiii) severance; (xiv) bonuses; (xv) deferred advertising; (xvi) revenue recognition; (xvii) segment reporting; (xviii) impairment of goodwill; (xix) sale of Frontline Marketing, Inc. (“FMI”); (xx) editorial costs; (xxi) foreign currency translation and other comprehensive income; (xxii) errors in financial statement classification; and (xxiii) supplemental disclosures of cash flow information, all of which are described in greater detail below.

The effect of these Restatement adjustments increased (decreased) the March 31, 2005 ending accumulated deficit and accumulated other comprehensive loss by $37.1 million and $(0.6) million, respectively.

A summary of the increase (decrease) effect on net income as a result of the Restatement is as follows (in thousands):

	Fiscal Quarter Ended December 27, 2004	Three Fiscal Quarters Ended December 27, 2004
Circulation	$(6,645)	$(14,334)
Operating Tax Contingencies	(50)	(153)
Production	(82)	31
Employee Related Costs	(433)	(100)
Weider Acquisition	(259)	(377)
Revenue Recogntion	1,547	3,083
Other	(23)	(786)

Pre-tax Income Effect	(5,945)	(12,636)
Income Taxes	1,369	3,854

Net Income Effect	$(4,576)	$(8,782)

Circulation

•

Deferred Rack Costs: Deferred rack costs previously reported on the Unaudited Condensed Consolidated Balance Sheets as a component of furniture, fixtures and equipment should have been reported as a deferred cost. As a result, the Company has restated its classification of such amounts to deferred rack costs, net. In addition, the amortization of display racks on the Unaudited Condensed Consolidated Statements of Loss previously reported as depreciation and amortization should have been recognized as a reduction to circulation revenues on the Unaudited Condensed Consolidated Statements of Loss, in accordance with Emerging Issues Task Force No. 01-9, Accounting for Consideration Given by a Vendor to a Customer. The Company previously reflected deferred rack costs as cash flows from investing activities. Such costs are now reflected as cash flows from operating activities in the Unaudited Condensed Consolidated Statement of Cash Flows.

The effect of this correction was a decrease in both circulation revenue and depreciation expense of $4.7 million and $14.3 million for the fiscal quarter and three fiscal quarters ended December 27, 2004, respectively. This correction did not have any effect on the Company’s operating income.

•

Subscription Marketing Programs: Subscription related revenue was incorrectly recorded for certain subscriptions sold by third party agents due to the Company’s inability to estimate payment percentages due to a lack of historical information. In addition, commissions paid to such agents were previously deferred and amortized, but should have been expensed when incurred.

The effect of this correction was a decrease in circulation revenue of $2.5 million and an increase in selling, general and administrative expense of $0.2 million for the fiscal quarter ended December 27, 2004. Circulation revenue decreased by $5.7 million and selling, general and administrative expense increased $0.3 million for the three fiscal quarters ended December 27, 2004.

•

Subscription Selling Agent Costs: Certain payments to subscription selling agents for generating new subscriptions should have been expensed as incurred. Previously, the Company deferred these costs and amortized them over the related subscription period. As a result of this restatement adjustment, the previously recorded amortization expense has been reversed and the total amount of payments to the subscription selling agents have been expensed in the period incurred. The effect of this correction was an increase in distribution, circulation and other cost of sales of $0.6 million and $1.8 million for the fiscal quarter and three fiscal quarters ended December 27, 2004, respectively.

•

Deferred Rack Cost Accruals and Amortization: Certain deferred rack costs were incorrectly recorded upon the processing of payments rather than accrued when placed in service. In addition, the related amortization expense relating to such racks should have commenced when placed into service. Additionally, certain rack payments were previously being amortized over the incorrect useful life. The effect of this correction was a decrease in circulation revenue of $0.5 million and $1.5 million, respectively, for the fiscal quarter and three fiscal quarters ended December 27, 2004, respectively.

•

Terminal Promotion Costs and Classification: Certain terminal promotion costs relating to the placement of the Company’s publications at transportation terminals were previously being amortized over the incorrect useful life. In addition, certain terminal promotion costs were incorrectly recorded in distribution, circulation and other cost of sales expense rather than as a reduction in circulation revenue. The effect of this correction was a decrease in circulation revenue of $0.8 million and $2.3 million, respectively, for the fiscal quarter and three fiscal quarters ended December 27, 2004, respectively, and a decrease to distribution, circulation and other cost of sales expense of $0.1 million for both the fiscal quarter and three fiscal quarters ended December 27, 2004, respectively.

•

Accruals for Retail Display Pockets and Allowances: The Company has determined that errors existed with respect to certain retail display pocket and allowance accruals. The accruals recorded were insufficient. The effect of this correction was a decrease in circulation revenue of $2.0 million and $2.9 million, respectively, for the fiscal quarter and three fiscal quarters ended December 27, 2004, respectively.

•

Subscriptions Receivable and Deferred Revenue Presentation: Subscription accounts receivable were previously incorrectly netted against deferred revenues on the Unaudited Condensed Consolidated Balance Sheet. The Company should have recorded the receivable, net of an allowance for doubtful accounts, with a corresponding allowance against the related deferred revenues. The effect of this correction was an increase of $6.0 million to both accounts receivable and deferred revenues at March 31, 2005.

Taxes

•

Provision for Income Taxes: The tax effect of book income restatement items has been reflected as a reduction to income tax expense. Deferred tax assets or liabilities associated with these items have also been recorded. The Company is also correcting for tax provision errors relating to state and foreign income taxes and adjustments to the carrying amounts of deferred tax assets and liabilities. Furthermore, certain income tax contingencies were not properly recorded.

•

Operating Tax Contingencies: Tax contingencies related to sales taxes were incorrectly reported as income taxes. The Company has also recorded other sales tax contingencies as part of the Restatement. Restatement adjustments to correct this have been recorded as adjustments to circulation revenue. Additionally, the Company has recorded additional tax contingencies related to franchise taxes for fiscal years 2004 and 2005 which are reflected in selling, general and administrative expenses. The Company has also recorded interest expense related to these operating tax contingencies.

Impact on Financial Statements

Increase (Decrease) to Net Income (in thousands)

	Fiscal Quarter Ended December 27, 2004	Three Fiscal Quarters Ended December 27, 2004
(Provision) Benefit for Income Taxes
Tax effect of book income restatements	$2,200	$4,675
Tax provision errors	(831)	(821)

Total Income Taxes	$1,369	$3,854

Selling, general and administrative expense	$(50)	$(153)

Total Operating Tax Contingencies	$(50)	$(153)

Production

•

Inventory Matters: An inventory charge should have been provided for estimated excess paper inventory for fiscal year 2005 in the amount of $0.5 million, resulting in an increase to production expense for the same amount. There was no effect on net income for the fiscal quarter or three fiscal quarters ended December 27, 2004.

In addition, the paper inventory account was reconciled incorrectly for fiscal year 2005 resulting in a decrease in inventory by $0.5 million. The effect of this correction was an increase to production expense by the same amount. There was no effect on net income for the fiscal quarter or three fiscal quarters ended December 27, 2004.

•

Paper Consumption: The Company has determined that errors existed with respect to certain paper consumption accruals. The effect of this correction was an $82 thousand increase and a $31 thousand decrease to production expense for the fiscal quarter and three fiscal quarters ended December 27, 2004, respectively.

Employee Related Costs

•

Paid Time Off (“PTO”): The Company has determined that errors existed with respect to certain PTO accruals. The effect of this correction was an increase of $0.2 million and a decrease of $0.1 million in selling, general and administrative expense for the fiscal quarter and three fiscal quarters ended December 27, 2004, respectively.

•

Severance: The Company has determined that errors existed with respect to certain severance accruals. The effect of this correction was a $0.1 million decrease and $0.1 million increase to selling, general, and administrative expense for the fiscal quarter and three fiscal quarters ended December 27, 2004, respectively.

•

Bonuses: The Company has determined that errors existed with respect to certain bonus accruals. The effect of this correction was an increase in selling, general, and administrative expense of $0.3 million and $0.1 million for the fiscal quarter and three fiscal quarters ended December 27, 2004, respectively.

Weider Acquisition

•

Deferred Advertising: The Company incorrectly amortized deferred revenue associated with an obligation to provide advertising at a discounted rate in certain of the Company’s publications. The Company was previously amortizing the deferred revenue based on actual advertising pages used rather than on the maximum number of pages which expire annually. In addition, the Company incorrectly recognized all of the revenue as advertising revenue. The Company should have recognized advertising revenue for actual advertising pages used with the remaining revenue recognized in other revenue. The liability was established as part of the Weider acquisition in fiscal year 2003. As a result of this restatement adjustment, advertising revenue decreased by $0.8 million, other revenue increased by $0.6 million and editorial expense increased by $0.1 million for the fiscal quarter ended December 27, 2004. Advertising revenue decreased by $1.9 million, other revenue increased by $1.7 million and editorial expense increased by $0.2 million for the three fiscal quarters ended December 27, 2004.

Revenue Recognition

•

Advertising, subscription and newsstand revenue relating to the Company’s monthly publications was previously recognized in the incorrect period. The effect of this correction was an increase in operating revenue of $3.7 million and an increase in operating expense of $2.1 million for the fiscal quarter ended December 27, 2004 and an increase in operating revenue of $5.0 million and an increase in operating expense of $2.0 million for the three fiscal quarters ended December 27, 2004.

Other

•

Segment Reporting: The Company has concluded that it operates in five reporting segments: Newspaper Publications, Celebrity Publications, Women’s Health and Fitness Publications, Distribution Services and Corporate/Other, rather than aggregated into one reporting segment as previously reported. The aggregation of the Company’s business is based upon the Company’s publications having the following similarities: economic characteristics including gross margins, types of products and services, types of production processes, type or class of customer, and method of distribution, as required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As a result, the Company has included segment reporting and enterprise-wide disclosures as part of its financial presentation. See Note 12, “Business Segment Information,” for further discussion.

•

Impairment of Goodwill: The Company previously performed its annual goodwill impairment analyses using the incorrect reporting unit based on its one reporting segment (described in “Segment Reporting” above) rather than at the individual publication or reporting unit level. As a result, the Company should have recorded a goodwill impairment charge of $13.7 million in fiscal year 2003 relating to Weekly World News. This adjustment reduced the March 31, 2005 ending accumulated deficit balance.

•

Sale of Frontline Marketing, Inc. (FMI): Gains recorded on the sale in fiscal year 2001 of the Company’s 80% owned subsidiary, FMI, should have been deferred until cash was received for the net realizable value of the note rather than recognized in fiscal year 2001 through fiscal year 2003. In addition, all cash payments on a related $2.0 million note receivable should have been recorded on a cost recovery method of accounting. As a result of this Restatement adjustment, other income decreased by a total of $9 thousand for the three fiscal quarters ended December 27, 2004, and there was no impact on the fiscal quarter ended December 27, 2004.

•

Editorial Costs: The Company has determined that errors existed with respect to certain editorial cost accruals. The effect of this correction was a decrease in editorial expense of $0.1 million for the fiscal quarter ended December 27, 2004, and a $0.5 million increase in editorial expense for the three fiscal quarters ended December 27, 2004.

•

Foreign Currency Translation and Other Comprehensive Income: Realized gains and losses on foreign currency transactions were incorrectly recorded in Other Comprehensive Income. In addition, the Company’s method of translating its foreign subsidiary’s financial statements into U.S. Dollars was incorrect. The effect of this correction was an increase to selling, general and administrative expense of $0.1 million and $0.2 million for the fiscal quarter and three fiscal quarters ended December 27, 2004, respectively, and an increase in depreciation and amortization of $20 thousand and $0.1 million for the fiscal quarter and three fiscal quarters ended December 27, 2004, respectively.

•

Errors in Financial Statement Classification: Certain amounts in the fiscal year 2005 Unaudited Condensed Consolidated Balance Sheet were incorrectly classified. These amounts have been reclassified to conform to the December 31, 2005 presentation, including classifying: (i) $8.4 million of non-trade receivable items as prepaid expenses and other current assets rather than as trade receivables; (ii) $3.5 million of trade receivable items as trade receivables rather than as prepaid expenses and other current assets; (iii) $0.7 million of deferred revenues related to a marketing subscription program as deferred revenues rather than as a reduction to trade receivables; (iv) $0.3 million of rack related costs as deferred rack costs rather than as prepaid and other current assets; (v) $0.7 million of rack related costs as deferred rack costs rather than as other long-term assets; (vi) $0.6 million of display rack accruals as accrued expenses and other current liabilities rather than as accounts payable; and (vii) $5.1 million of book overdrafts as a reduction of cash and cash equivalents rather than as an increase to cash and cash equivalents and accounts payable. The book overdrafts primarily related to a zero balance bank account where a right of offset existed against certain of the Company’s other bank accounts. These reclassifications did not affect previously reported cash flows from operations.

Certain amounts in the Unaudited Condensed Consolidated Statement of Cash Flows for the three fiscal quarters ended December 27, 2004 were incorrectly classified. These amounts have been reclassified to conform to the three fiscal quarters ended December 31, 2005 presentation, including classifying: in the three fiscal quarters ended December 27, 2004, $18.0 million of proceeds from term loan and revolving credit facility borrowings and $33.0 million of term loan and revolving credit facility principal repayments rather than presenting the net $15.0 million of term loan and revolving credit facility principal repayments.

•

Supplemental Disclosures of Cash Flow Information: The Company has determined that errors existed with respect to cash paid for interest and taxes for the three fiscal quarters ended December 27, 2004. The effect of this correction was an increase to interest paid of $2.0 million and a increase to taxes paid of $0.6 million.

Restatement Summary

The Company’s accompanying unaudited condensed consolidated financial statements have been restated to give effect to the adjustments described above. The following tables summarize the impact of the Restatement on the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2005, the Unaudited Condensed Consolidated Statements of Loss for both the fiscal quarter and three fiscal quarters ended December 27, 2004 and the Unaudited Condensed Consolidated Statement of Cash Flows for the three fiscal quarters ended December 27, 2004.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

	As of March 31, 2005
	As Previously Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,121	$(5,127)	$3,994
Trade receivables, net of allowance for doubtful accounts	62,133	(10,934)	51,199
Inventories	35,131	4,580	39,711
Prepaid expenses and other current assets	17,510	14,594	32,104
Income tax receivable	8,004	(8,004)	—

Total current assets	131,899	(4,891)	127,008

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	4,400	—	4,400
Furniture, fixtures and equipment	41,637	374	42,011
Display racks	43,477	(43,477)	—
Less – accumulated depreciation and amortization	(51,150)	22,545	(28,605)

Total property and equipment, net	38,364	(20,558)	17,806

OTHER ASSETS:
Deferred debt costs, net	19,950	—	19,950
Deferred rack costs, net	—	15,019	15,019
Long-term note receivable, net	1,361	(1,361)	—
Other long-term assets	3,469	(647)	2,822

Total other assets	24,780	13,011	37,791

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill, net	661,639	(13,113)	648,526
Other identified intangibles, net of accumulated amortization	613,839	—	613,839

Total goodwill and other identified intangible assets	1,275,478	(13,113)	1,262,365

TOTAL ASSETS	$1,470,521	$(25,551)	$1,444,970

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Term loan	$5,859	$—	$5,859
Accounts payable	34,456	(5,706)	28,750
Accrued expenses and other current liabilities	36,238	1,410	37,648
Accrued interest	25,012	—	25,012
Deferred revenues	28,677	20,528	49,205

Total current liabilities	130,242	16,232	146,474

NON-CURRENT LIABILITIES:
Term loan	418,125	—	418,125
Senior subordinated notes, including bond premium	550,425	—	550,425
Deferred income taxes	164,781	(5,303)	159,478

Total liabilities	1,263,573	10,929	1,274,502

COMMITMENTS AND CONTINGENCIES STOCKHOLDER'S EQUITY:
Common stock	2	—	2
Additional paid-in capital	281,701	—	281,701
Accumulated deficit	(74,490)	(37,085)	(111,575)
Accumulated other comprehensive income (loss)	(265)	605	340

Total stockholder's equity	206,948	(36,480)	170,468

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$1,470,521	$(25,551)	$1,444,970

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands)

	Fiscal Quarter Ended December 27, 2004				Three Fiscal Quarters Ended December 27, 2004
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
OPERATING REVENUES:
Circulation	$84,165	$(10,177)		$73,988	$253,252	$(26,423)		$226,829
Advertising	37,700	2,675		40,375	123,148	2,850		125,998
Other	7,528	517		8,045	23,002	1,699		24,701

Total operating revenues	129,393	(6,985)		122,408	399,402	(21,874)		377,528

OPERATING EXPENSES:
Editorial	14,929	(38)		14,891	44,115	1,194		45,309
Production	38,532	833		39,365	119,659	1,023		120,682
Distribution, circulation and other cost of sales	20,384	2,056		22,440	60,261	2,164		62,425
Selling, general and administrative	23,526	762		24,288	74,202	609		74,811
Depreciation and amortization	11,089	(4,653)		6,436	33,164	(14,218)		18,946

Total operating expenses	108,460	(1,040)		107,420	331,401	(9,228)		322,173

OPERATING INCOME	20,933	(5,945)		14,988	68,001	(12,646)		55,355
OTHER INCOME (EXPENSE):
Interest expense	(21,198)	1,604	(A)	(19,594)	(62,173)	4,844	(A)	(57,329)
Amortization of deferred debt costs	—	(1,604	)(A)	(1,604)	—	(4,844	)(A)	(4,844)
Other income (loss), net	(8)	—		(8)	(109)	10		(99)

Total other income (expense)	(21,206)	—		(21,206)	(62,282)	10		(62,272)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(273)	(5,945)		(6,218)	5,719	(12,636)		(6,917)
PROVISION (BENEFIT) FOR INCOME TAXES	8	(1,369)		(1,361)	2,579	(3,854)		(1,275)

NET INCOME (LOSS)	$(281)	$(4,576)		$(4,857)	$3,140	$(8,782)		$(5,642)

(A)	Amount was reclassified to conform with the fiscal quarter and three fiscal quarters ended December 31, 2005 presentation of separately presenting amortization of deferred debt costs.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Three Fiscal Quarters Ended December 27, 2004
	As Previously Reported	Adjustments	As Restated
Cash Flows from Operating Activities:
Net income (loss)	$3,140	$(8,782)	$(5,642)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of fixed assets	(149)	149	—
Bond premium amortization	(78)	78	—
Depreciation of property and equipment and amortization of intangible assets	33,164	(33,164)	—
Depreciation of property and equipment	—	8,147	8,147
Amortization of identified intangibles	—	10,799	10,799
Provision for bad debts	—	1,272	1,272
Amortization of deferred debt costs	4,844	—	4,844
Amortization of deferred rack costs	—	15,691	15,691
Deferred income tax provision (benefit)	—	(749)	(749)
Other	—	(138)	(138)
Decrease (increase) in operating assets:
Trade receivables	6,045	23	6,068
Inventories	13,409	1,498	14,907
Prepaid expenses and other current assets	(4,708)	(3,855)	(8,563)
Deferred rack costs	—	(11,838)	(11,838)
Other long-term assets	(534)	98	(436)
Increase (decrease) in operating liabilities:
Accounts payable	(4,264)	9,843	5,579
Accrued expenses and other current liabilities	(1,453)	(956)	(2,409)
Accrued interest	(5,049)	—	(5,049)
Accrued income taxes	(3,258)	3,258	—
Deferred revenues	(13,272)	6,450	(6,822)

Total adjustments	24,697	6,606	31,303

Net cash provided by operating activities	27,837	(2,176)	25,661

Cash Flows from Investing Activities:
Purchases of property and equipment	(18,192)	14,041	(4,151)
Proceeds from the sale of fixed assets	185	42	227

Net cash used in investing activities	(18,007)	14,083	(3,924)

Cash Flows from Financing Activities:
Term loan and revolving credit facility principal repayments	(14,991)	(18,000)	(32,991)
Proceeds from term loan and revolving credit facility borrowings	—	18,000	18,000
Return of equity investment	(100)	—	(100)
Payment of deferred debt costs	(1,482)	—	(1,482)

Net cash used in financing activities	(16,573)	—	(16,573)

Effect of exchange rate changes on cash	(35)	132	97

Net Increase (Decrease) in Cash and Cash Equivalents	(6,778)	12,039	5,261
Cash and Cash Equivalents, Beginning of Period	22,192	(12,147)	10,045

Cash and Cash Equivalents, End of Period	$15,414	$(108)	$15,306

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Income taxes	$542	$564	$1,106
Interest	$60,398	$1,980	$62,378

(3) Comprehensive Loss

The change in the components of other comprehensive loss is comprised of foreign currency translation adjustments and is reported as follows (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	December 27, 2004	December 31, 2005	December 27, 2004	December 31, 2005
Net loss	$(4,857)	$(20,585)	$(5,642)	$(34,026)
Foreign currency translation adjustments	61	682	(178)	54

Comprehensive loss	$(4,796)	$(19,903)	$(5,820)	$(33,972)

(4) Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. Inventories are comprised of the following (in thousands):

	March 31, 2005	December 31, 2005
Raw materials – paper	$32,459	$34,696
Finished product — paper, production and distribution costs of future issues	7,252	1,906

Total inventory	$39,711	$36,602

(5) Goodwill and Other Identified Intangible Assets

During the fourth quarter of fiscal year 2006, the Company performed its annual SFAS No. 142 impairment analyses. As a result of this analysis, the Company determined that the tradenames of the National Enquirer, Star, Weekly World News, Country Weekly, National Examiner, Sun and MiniMag reporting units were impaired and consequently recorded a tradename impairment charge of $122.5 million in such fourth quarter. The Company also determined that the goodwill of the Star and Weekly World News reporting units were impaired and consequently recorded a goodwill impairment charge of approximately $24.9 million in such fourth quarter. These determinations were primarily the result of a change in management’s expectations of long-term cash flows attributable to expected future circulation declines and unexpected underperformance during fiscal year 2006. The combination of these factors had an adverse impact on the anticipated future cash flows of these reporting units used in the annual impairment analysis performed during the fourth quarter of fiscal year 2006. Weekly World News, Sun, and National Examiner’s expected negative future cash flows resulted in the determination of their previous indefinite-lived tradenames becoming finite lives at 8, 27, and 21 years, respectively. The net carrying amount of these tradenames with finite lives was $13.6 million at the beginning of the fourth quarter of fiscal year 2006, after the impairment charge was recorded.

The reduced circulation levels at these reporting units were primarily the result of decreased demand of the reporting units’ publications attributable to continued industry circulation declines and increased competition. In performing the SFAS No. 142 impairment assessment, management determined that this shift in demand was more than temporary, consequently impacting the forecast used in the Company’s goodwill and indefinite-lived intangible analysis. During the fourth quarter of fiscal year 2005 management had expected improvements in these reporting units’ operating performance due to changes in editorial staffing and content; however, as a result of the factors specified above, the National Enquirer, Star, Weekly World News, Country Weekly, National Examiner, Sun and MiniMag reporting units achieved lower than expected results during fiscal year 2006. As a result of these factors, management determined that these reporting units would be unable to meet expected profitability measures which indicated that the anticipated long-term cash flows from the business would be materially less than previously expected over the period used in the SFAS No. 142 impairment analysis. Although the Company has made operational changes in an effort to improve the performance and profitability of these impaired reporting units, the Company is uncertain of the time period that the changes will take to improve the performance and the extent to which the changes may be effective.

As a result of the Company’s impairment testing under SFAS No. 142, impairment charges for the fourth fiscal quarter ended March 31, 2006 by reportable segment are as follows (in thousands):

	Newspaper Publications	Celebrity Publications	Corporate/ Other	Total
Tradenames	$68,126	$36,797	$17,620	$122,543
Goodwill	—	24,613	296	24,909

	$68,126	$61,410	$17,916	$147,452

During the three fiscal quarters ended December 31, 2005, the Company recorded a $6.0 million increase to tradenames in association with its investment in Mr. Olympia, LLC. The $6.0 million increase to tradenames consisted of a $0.6 million cash payment and a $5.4 million increase to accrued expenses and other current liabilities. See Note 13, “Mr. Olympia, LLC,” for further discussion.

(6) Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

	March 31, 2005				December 31, 2005
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Term loan, including current portion	$423,984		$423,984		$419,606		$419,606
Subordinated indebtedness	550,000	(a)	567,500	(a)	550,000	(a)	492,500	(a)
Interest rate swap liability	(2,300)		(2,300)		(3,183)		(3,183)

(a)	Amount does not include bond premium.

The fair value of the Company’s financial instruments is estimated based on the quoted market prices for the same or similar issues, or on the current rate offered to the Company for financial instruments of the same remaining maturities. The carrying amount for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

Effective August 20, 2003, the Company entered into an interest rate swap agreement, which effectively converted a portion of the Company’s fixed-rate debt to variable rate debt. The agreement, which expired on January 15, 2007, had a notional amount of $150.0 million. Under that agreement, the Company received a fixed rate of 8.875% and paid LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment.

The Company has recorded a liability for the swap agreement at its fair value of $2.3 million and $3.2 million as of March 31, 2005 and December 31, 2005, respectively. The change in the fair value of the swap has been recognized as a net addition to interest expense of $0.8 million and $2.1 million for the fiscal quarter and three fiscal quarters ended December 27, 2004, respectively, and $0.6 million and $0.9 million for the fiscal quarter and three fiscal quarters ended December 31, 2005, respectively. On January 15, 2004, the Company received $1.6 million in connection with the interim settlement of this swap agreement. On July 15, 2004, the Company received $1.2 million in connection with the interim settlement of this swap agreement. On January 18, 2005, the Company received $0.2 million in connection with the interim settlement of this swap agreement. On July 15, 2005, the Company received $0.2 million in connection with the interim settlement of this swap agreement. On January 15, 2006, the Company paid $1.2 million in connection with the interim settlement of this swap agreement. On July 28, 2006, the Company paid $1.6 million in connection with the interim settlement of this swap agreement. At each reset date the Company either receives or pays money based on the current interest rates as of that date. The final settlement date was January 15, 2007, which coincided with the swap agreement termination date. On January 24, 2007, the Company paid $1.6 million in connection with the final settlement of this swap agreement.

(7) Credit Agreement

The Company’s Amended and Restated Credit Agreement dated as of January 23, 2003 (the “2003 Credit Agreement”) was amended on June 21, 2005. This amendment made certain financial maintenance covenants less restrictive including the leverage ratio, senior leverage ratio, and the interest expense coverage ratio.

On January 30, 2006, the Company entered into a bank credit agreement (the “2006 Credit Agreement”), replacing its then existing 2003 Credit Agreement. The 2003 Credit Agreement had allowed for term loans, revolving loans and letters of credit in an aggregate principal amount of up to $485.0 million. On the date of termination, aggregate extensions of credit outstanding under the 2003 Credit Agreement totaled $443.0 million plus $2.0 million of accrued interest. These amounts and approximately $5.0 million of professional and bank fees incurred to establish the 2006 Credit Agreement were paid off with $450.0 million of borrowings under the 2006 Credit Agreement.

The 2006 Credit Agreement allows for revolving loans, term loans, swingline loans and letters of credit in an aggregate principal amount of up to $510.0 million. The Company’s revolving credit commitment matures in January 2012 but may mature sooner if the Company does not refinance its outstanding 10.25% senior subordinated notes due May 2009 (the “2009 Notes”) on or prior to February 1, 2009 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be February 1, 2009) or the Company does not refinance its outstanding 8.875% senior subordinated notes due January 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”) on or prior to October 15, 2010 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be October 15, 2010). The 2006 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default which are similar to the 2003 Credit Agreement. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2006 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying cash dividends, incurring additional indebtedness, creating liens, making acquisition or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. The Company has obtained a number of waivers and amendments to the 2006 Credit Agreement since January 30, 2006. As of December 31, 2005 and March 31, 2006, the Company was in compliance with these covenants and as of December 31, 2005, the Company was in compliance with the covenants under the 2003 Credit Agreement. Although there can be no assurances, the Company anticipates that, based on current projections, its operating results for fiscal year 2008 will be sufficient to satisfy the financial covenants under the 2006 Credit Agreement. The indebtedness under the 2006 Credit Agreement, like the 2003 Credit Agreement, is secured by security interests in substantially all of the Company’s assets and the assets of all of its domestic subsidiaries. In addition, the Company’s obligations are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, substantially all of its existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of its subsequently acquired or organized subsidiaries.

Included in the 2006 Credit Agreement is a $60.0 million revolving credit facility and a term loan agreement. Under the 2006 Credit Agreement, the Company has the right to arrange an increase in the facilities available thereunder by up to $250.0 million subject to the satisfaction of certain conditions, including arranging for one or more lenders to agree to provide such facilities and pro forma compliance with the financial covenants included therein. There can be no assurance that the Company would be able to arrange for any such increase in the future or satisfy such conditions. The Company’s future ability to borrow funds under any such increase and the interest rates on those funds could be dependent on improved performance or adversely impacted by a further decline in the Company’s debt ratings and by negative conditions in the debt capital markets.

As of December 31, 2005, under the 2003 Credit Agreement, the Company had $419.6 million of borrowings under the term loan commitments and there were no amounts outstanding under the revolving credit commitment. The 2006 and 2003 Credit Agreements require the Company to pay a commitment fee ranging from 3/8% to 1/2% of the unused portion of the revolving commitment. Commitment fee payments under the 2003 Credit Agreements totaled $0.1 million and $0.2 million for the fiscal quarter and three fiscal quarters ended December 27, 2004, respectively, and $0.1 million for each of the fiscal quarter and three fiscal quarters ended December 31, 2005, respectively.

$211.3 million was payable under the 2003 Credit Agreement within twelve months at December 31, 2005. The Company excluded this current portion of the 2003 Credit Agreement from current liabilities on its December 31, 2005 Unaudited Condensed Consolidated Balance Sheet as the current portion of the 2003 Credit Agreement was replaced by the long-term portion of the 2006 Credit Agreement on January 30, 2006. Borrowings under the term loan commitments included in the 2006 Credit Agreement are payable in varying quarterly installments commencing in fiscal year 2009.

The Company is required to make Excess Cash Flow payments (as defined) under both the 2003 and 2006 Credit Agreements, which are applied ratably to the then outstanding term loans. There were no required Excess Cash Flow payments for the fiscal quarter and three fiscal quarters ended December 31, 2005.

The effective interest rate under the 2003 Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of December 31, 2005, was 7.0%. The weighted-average effective interest rates were 4.9% and 4.4% for the fiscal quarter and three fiscal quarters ended December 27, 2004, respectively, and 6.9% and 6.4% for the fiscal quarter and three fiscal quarters ended December 31, 2005, respectively. The increase in the effective interest rate is tied to the increase in LIBOR.

As of February 13, 2006, the Company entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “February 2006 Waiver”). The February 2006 Waiver, among other things, provided for the waiver (the “Restatement Waiver”) of certain specified defaults or events of default for specified periods under the 2006 Credit Agreement as a result of the Restatement so long as the Restatement did not result in changes in operating income and Consolidated EBITDA (calculated in accordance with the 2006 Credit Agreement) in excess of certain specified amounts for specified periods. The February 2006 Waiver also provided for (a) an extension of the period for delivery of the Company’s financial statements for the quarter ended December 31, 2005, until June 28, 2006 (at which point the restated financial statements for prior periods were also to be delivered), (b) the waiver (the “Cross Default Waiver”) of any cross default resulting from any failure by the Company to comply with the indentures governing its senior subordinated notes by failing to timely file its periodic reports with the SEC unless the trustee or the noteholders deliver certain notices to the Company with respect to its failure to comply with its reporting covenants or commence any proceeding with respect to their rights and remedies thereunder, (c) the continued treatment of display rack costs as capital expenditures for purposes of the 2006 Credit Agreement, (d) an increase in the margins applicable to borrowings under the 2006 Credit Agreement during the period that the Restatement was in process, and (e) additional limitations (the “Additional Limitations”) affecting the Company’s ability to repurchase its outstanding senior subordinated notes, make certain restricted payments and to give consideration to noteholders to waive the failure to comply with the reporting covenant under its indentures, in each case during the period that the Restatement was in process. The February 2006 Waiver also provided for an increase in margins applicable to borrowings in the event of a downgrade in the ratings by Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services of the debt under the 2006 Credit Agreement to the extent such downgrade is effective within one month after completion of the Restatement and was expressly attributable to the Restatement. Pursuant to the February 2006 Waiver, the Company paid amendment fees in cash equal to $1.00 per $1,000 of the outstanding and available credit facilities (totaling $510.0 million) under the 2006 Credit Agreement, for an aggregate payment of $0.5 million.

On June 23, 2006, the Company entered into another Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “June 2006 Waiver”). The June 2006 Waiver, among other things, provided for (i) extensions of the Restatement Waiver (with certain changes to the conditions), the Cross Default Waiver and the Additional Limitations, (ii) an extension of the deadline for delivery of the Company’s financial statements for periods through June 30, 2006, (iii) certain amendments and waivers to the financial covenants under the 2006 Credit Agreement, (iv) the approval of the sale of the assets as described in Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements, and (v) the approval of certain other changes relating to the foregoing items. Pursuant to the June 2006 Waiver, the Company paid amendment fees in cash equal to $2.50 per $1,000 of the outstanding and available credit facilities (totaling $510.0 million) under the 2006 Credit Agreement, for an aggregate payment of $1.3 million.

On August 18, 2006, the Company entered into another Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “August 2006 Waiver”). The August 2006 Waiver, among other things, provided for (i) extensions of the Restatement Waiver, the Cross Default Waiver and the Additional Limitations and (ii) an extension of the deadline for delivery of the Company’s financial statements for periods through September 30, 2006. Pursuant to the August 2006 Waiver, the Company paid amendment fees in cash equal to $1.25 per $1,000 of the outstanding and available credit facilities (totaling $510.0 million) under the 2006 Credit Agreement, for an aggregate payment of $0.6 million.

On October 26, 2006, the Company entered into another Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “October 2006 Waiver”). The October 2006 Waiver, among other things, provided for (i) extensions of the Restatement Waiver, the Cross Default Waiver and the Additional Limitations, (ii) an extension of the deadline for delivery of the Company’s financial statements for periods through December 31, 2006 and (iii) certain amendments and waivers to the financial covenants under the 2006 Credit Agreement. Pursuant to the October 2006 Waiver, the Company paid amendment fees in cash equal to $2.50 per $1,000 of the outstanding and available credit facilities (totaling $510.0 million) under the 2006 Credit Agreement, for an aggregate payment of $1.3 million. Under the October 2006 Waiver, the period for extension of the deadlines for delivery of the Company’s financial statements was contingent on obtaining similar extensions from the holders of the 2009 Notes and 2011 Notes (the Company subsequently obtained such extensions but was required to pay additional fees under the October 2006 Waiver equal to $1.25 per $1,000 of the outstanding and available credit facilities because the Company paid similar fees to the holders of the 2009 Notes and 2011 Notes to obtain such extensions).

On February 9, 2007, the Company entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “February 2007 Waiver”). The February 2007 Waiver provided, among other things, for an extension of the existing waiver of certain specified defaults or events of default for specified periods under the 2006 Credit Agreement as a result of the Restatement, so long as the Restatement does not result in changes in operating income and Consolidated EBITDA (calculated in accordance with the 2006 Credit Agreement) in excess of certain specified amounts for specified periods as amended pursuant to the February 2007 Waiver. The February 2007 Waiver also provided, among other things for (a) the extension for delivery of the Company's financial statements for (i) the fiscal quarter ended December 31, 2005 to March 15, 2007, (ii) the fiscal year ended March 31, 2006 to March 15, 2007, (iii) the fiscal quarter ended June 30, 2006 to April 15, 2007, (iv) the fiscal quarter ended September 30, 2006 to April 15, 2007 and (v) the fiscal quarter ended December 31, 2006 to April 15, 2007 (failure to satisfy the foregoing delivery deadlines does not become an "Event of Default" under the 2006 Credit Agreement unless such failure continues unremedied for 30 days after the Company receives notice of such failure from the administrative agent), (b) the continuing waiver of any cross default resulting from any failure by the Company to comply with the indentures governing its senior subordinated notes by failing to timely file its periodic reports with the SEC, unless the trustee or the noteholders (i) deliver certain notices to the Company as a result of the Company’s failure to comply with its reporting covenants or (ii) commence any proceeding with respect to their rights and remedies thereunder, (c) an increase in the margins applicable to borrowings under the 2006 Credit Agreement, (d) certain additional reporting requirements for a limited period, (e) certain amendments and waivers to the financial covenants under the 2006 Credit Agreement, (f) the issuance of additional notes to the holders of the Company's bonds under certain circumstances, (g) the continuation of limitations affecting the Company’s ability to (i) repurchase its outstanding senior subordinated notes, (ii) make certain restricted payments and (iii) give consideration to noteholders to waive the failure to comply with the reporting covenant under its indentures, in each case during the period that the Restatement is in process, and (h) a further increase in margins applicable to borrowings in the event of a specified downgrade in the ratings by Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services of the debt under the 2006 Credit Agreement or in the event certain payments are made to the holders of the Company's outstanding bonds. Pursuant to the February 2007 Waiver, the Company paid an amendment fee in cash to lenders who approved the February 2007 Waiver equal to $1.25 per $1,000 in principal amount of the outstanding and available credit facilities of such lenders resulting in an aggregate payment of $0.5 million.

(8) Senior Subordinated Indebtedness

On May 7, 1999, the Company issued $250.0 million in aggregate principal amount of 10.25% senior subordinated notes due May 2009. These notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness. These notes rank equally with all of the Company’s existing and future senior subordinated indebtedness. These notes are guaranteed on a senior subordinated basis by all of the Company’s domestic subsidiaries.

On February 14, 2002, the Company issued $150.0 million in aggregate principal amount of 10.25% senior subordinated notes due May 2009 through a private placement. The gross proceeds from the offering were $150.8 million including a premium on the notes of $0.8 million. The Company used the gross proceeds of the offering (a) to make a $75.4 million distribution to the EMP Group LLC (the “LLC”), (b) to prepay $68.4 million of the term loans under the Company’s then existing credit agreement and (c) to pay transaction costs. These notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness. These notes rank equally with all of the Company’s existing and future senior subordinated indebtedness. These notes are guaranteed on a senior subordinated basis by all of the Company’s domestic subsidiaries. These notes, together with the senior subordinated notes issued in May 1999, constitute a single series of debt securities.

On January 23, 2003, the Company issued $150.0 million aggregate principal amount of 8.875% senior subordinated notes due January 2011 through a private placement. The net proceeds from the offering were $145.9 million, including a discount on the notes of $4.1 million. The Company used the net proceeds of the offering (a) to fund the acquisition of Weider Publications LLC, and (b) to pay transaction costs. These notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness. These notes rank equally with all of the Company’s existing and future senior subordinated indebtedness. These notes are guaranteed on a senior subordinated basis by all of the Company’s domestic subsidiaries.

The Company has no material assets or operations other than investments in its subsidiaries. The senior subordinated notes are unconditionally guaranteed, on a senior subordinated basis, by all of its domestic subsidiaries. Each domestic subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the senior subordinated notes on a senior subordinated basis. Subordinated note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. The note guarantors are comprised of all of the Company's domestic subsidiaries. Subordinated note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the 2006 Credit Agreement, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the 2006 Credit Agreement. Furthermore, the subordinated notes indentures permit note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations.

The Company believes that so long as the factors set forth in the paragraph immediately above remain true and correct, under applicable SEC rules and regulations, the Company's note guarantors will not need to individually comply with the reporting requirements of the Securities Exchange Act of 1934 ("Exchange Act"), nor will the Company have to include separate financial statements and other disclosures concerning each of the note guarantors in its Exchange Act reports.

On March 17, 2006, the Company entered into (i) a Waiver and Consent Agreement with certain holders of its 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Waiver and Consent Agreement with certain holders of its 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “March 2006 Subordinated Debt Consent Agreements”). Pursuant to the March 2006 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes waived defaults related to the Company’s failure to comply with its reporting requirements under the indentures pursuant to which the Notes were issued (the “Indentures”) resulting from its announced intention to file the Restatement. The March 2006 Subordinated Debt Consent Agreements also required the Company to make a cash payment to each holder of Notes of $10.00 per $1,000 in principal amount of Notes held by such holder, for an aggregate payment to all Note holders of $5.5 million. In addition, pursuant to the requirements of the March 2006 Subordinated Debt Consent Agreements, on March 17, 2006, the Company entered into (i) a Third Supplemental Indenture, dated as of March 17, 2006, among the Company, the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the Indenture governing the 2009 Notes, and (ii) a First Supplemental Indenture, dated as of March 17, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “March 2006 Supplemental Indentures”). The principal purpose of the March 2006 Supplemental Indentures was to amend the related Indenture to (i) extend the time by which the Company must file its periodic reports and (ii) require the Company to meet specified leverage ratios for specified future periods.

On June 26, 2006, the Company entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “June 2006 Subordinated Debt Consent Agreements”). Pursuant to the June 2006 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes provided their consents to specified amendments to the Indentures. Pursuant to the June 2006 Subordinated Debt Consent Agreements, the Company paid in cash $2.50 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $1.4 million. In addition, pursuant to the requirements of the June 2006 Subordinated Debt Consent Agreements, the Company entered into (i) a Fourth Supplemental Indenture, dated as of June 26, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Second Supplemental Indenture, dated as of June 26, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “June 2006 Supplemental Indentures”). The principal purpose of the June 2006 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its quarterly report on Form 10-Q for the quarter ended December 31, 2005 (the “Third Quarter 2006 Form 10-Q”) to August 15, 2006, (ii) its annual report on Form 10-K for the fiscal year ended March 31, 2006 (the “2006 Form 10-K”) to September 15, 2006 and (iii) the quarterly report on Form 10-Q for the quarter ended June 30, 2006 (the “First Quarter 2007 Form 10-Q”) to September 29, 2006.

On August 18, 2006, the Company entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “August 2006 Subordinated Debt Consent Agreements”). Pursuant to the August 2006 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes provided their consents to specified amendments to the Indentures. Pursuant to the August 2006 Subordinated Debt Consent Agreements, the Company paid in cash $1.25 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $0.7 million. In addition, pursuant to the requirements of the August 2006 Subordinated Debt Consent Agreements, on August 18, 2006, the Company entered into (i) a Fifth Supplemental Indenture, dated as of August 18, 2006, among the Company, the Note Guarantors names therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Third Supplemental Indenture, dated as of August 18, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “August 2006 Supplemental Indentures”). The principal purpose of the August 2006 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its Third Quarter 2006 Form 10-Q to October 31, 2006, (ii) its 2006 Form 10-K to October 31, 2006, (iii) the First Quarter 2007 Form 10-Q to December 15, 2006 and (iv) the quarterly report on Form 10-Q for the quarter ended September 30, 2006 (the “Second Quarter 2007 Form 10-Q”) to January 31, 2007.

On November 2, 2006, the Company entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “November 2006 Subordinated Debt Consent Agreements”). Pursuant to the November 2006 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes provided their consents to specified amendments to the Indentures. Pursuant to the November 2006 Subordinated Debt Consent Agreements, the Company paid in cash $2.50 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $1.4 million. In addition, pursuant to the requirements of the November 2006 Subordinated Debt Consent Agreements, on November 2, 2006, the Company entered into (i) a Sixth Supplemental Indenture, dated as of November 2, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Fourth Supplemental Indenture, dated as of November 2, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “November 2006 Supplemental Indentures”). The principal purpose of the November 2006 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its Third Quarter 2006 Form 10-Q to January 16, 2007, (ii) its 2006 Form 10-K to January 16, 2007, (iii) its First Quarter 2007 Form 10-Q to February 15, 2007 (iv) its Second Quarter 2007 Form 10-Q to February 15, 2007 and (v) its quarterly report on Form 10-Q for the quarter ended December 31, 2006 (the “Third Quarter 2007 Form 10-Q”) to February 15, 2007. In addition, each of the November 2006 Supplemental Indentures permits the Company, upon notice to the trustee, to extend the filing dates of (x) the Third Quarter 2006 Form 10-Q and the 2006 Form 10-K to February 15, 2007 in return for a cash payment to all holders of Notes equal to $1.25 per $1,000 principal amount and (y) the First Quarter 2007 Form 10-Q, the Second Quarter 2007 Form 10-Q and the Third Quarter 2007 Form 10-Q to March 15, 2007 in return for a cash payment to all holders of Notes equal to $1.25 per $1,000 principal amount.

In January 2007, pursuant to the November 2006 Supplemental Indentures, the Company extended the filing date for the Third Quarter 2006 Form 10-Q and the 2006 Form 10-K to February 15, 2007. In February 2007, pursuant to the November 2006 Supplemental Indentures, the Company extended the filing date of the First Quarter 2007, Second Quarter 2007 and Third Quarter 2007 Forms 10-Q, respectively, to March 15, 2007. Accordingly, in January 2007, the Company paid in cash $1.25 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all note holders of $0.7 million. In addition, in February 2007, the Company paid in cash $1.25 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all note holders of $0.7 million.

On February 15, 2007, the Company entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “February 2007 Subordinated Debt Consent Agreements”). Pursuant to the February 2007 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes have provided their consents to specified amendments to the Indentures. Pursuant to the February 2007 Subordinated Debt Consent Agreements, the Company paid in cash $1.25 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $0.7 million. In addition, pursuant to the requirements of the February 2007 Subordinated Debt Consent Agreements, on February 15, 2007, the Company entered into (i) a Seventh Supplemental Indenture, dated as of February 15, 2007, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Fifth Supplemental Indenture, dated as of February 15, 2007, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “February 2007 Supplemental Indentures”). The principal purpose of February 2007 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its Third Quarter 2006 Form 10-Q to April 16, 2007 and (ii) its 2006 Form 10-K to April 16, 2007. In addition, each of the February 2007 Supplemental Indentures permits the Company, upon notice to the trustee, to extend the filing dates of its First Quarter 2007, Second Quarter 2007 and Third Quarter 2007 Forms 10-Q to May 15, 2007 in return for a cash payment to all holders of Notes equal to $1.25 per $1,000 principal amount. The Company has extended the filing dates for these quarterly reports to May 15, 2007.

(9) Deferred Debt Costs

Certain costs incurred in connection with the issuance of the Company’s long-term debt have been deferred and are amortized using the effective interest method over periods ranging from 1 year to 10 years. Amortization of deferred debt costs, which is included in amortization of deferred debt costs in the accompanying Unaudited Condensed Consolidated Statements of Loss, totaled approximately $1.6 million and $4.8 million for the fiscal quarter and three fiscal quarters ended December 27, 2004, respectively, and $1.8 million and $5.2 million for the fiscal quarter and three fiscal quarters ended December 31, 2005, respectively. During the fourth fiscal quarter of 2006, the Company wrote off approximately $4.3 million of deferred debt costs associated with the 2003 Credit Agreement which was replaced by the 2006 Credit Agreement.

In connection with the 2006 Credit Agreement, in the fourth quarter of fiscal year 2006 the Company deferred approximately $4.9 million of issuance costs and is amortizing that amount over the life of the 2006 Credit Agreement in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”).

In connection with the February 2006 Waiver and the March 2006 Subordinated Debt Consent Agreements, the Company deferred approximately $6.0 million and is amortizing that amount over the life of the related debt in accordance with EITF 96-19.

In connection with the June 2006 Waiver and the June 2006 Subordinated Debt Consent Agreements, the Company deferred approximately $2.7 million and is amortizing that amount over the life of the related debt in accordance with EITF 96-19.

In connection with the August 2006 Waiver and the August 2006 Subordinated Debt Consent Agreements, the Company deferred approximately $1.3 million and is amortizing that amount over the life of the related debt in accordance with EITF 96-19.

In connection with the October 2006 Waiver and the November 2006 Subordinated Debt Consent Agreements, the Company deferred approximately $5.3 million and is amortizing that amount over the life of the related debt in accordance with EITF 96-19.

In connection with the February 2007 Waiver and the February 2007 Subordinated Debt Consent Agreements, the Company deferred approximately $1.2 million and is amortizing that amount over the life of the related debt in accordance with EITF 96-19.

Deferred debt costs, net are comprised of the following (in thousands):

	March 31, 2005	December 31, 2005
Credit agreement	$21,964	$23,121
Senior subordinated indebtedness	24,791	24,847
Less - accumulated amortization	(26,805)	(32,026)

	$19,950	$15,942

(10) Restructuring Activities

During the fourth quarter of fiscal year 2005, the Company initiated a plan to relocate National Enquirer to New York City. The Company’s relocation plan involved the termination of 34 employees. This activity resulted in a fiscal year 2005 charge of $2.3 million for termination benefits and a charge of $0.2 million for the three fiscal quarters ended December 31, 2005, for costs associated with the relocation of employees which were included in selling, general and administrative expense in the accompanying Unaudited Condensed Consolidated Statements of Loss and in the Newspaper Publication reporting segment. Through December 31, 2005, the Company has paid termination benefits of $1.8 million and paid $0.2 million of costs associated with relocation of existing employees. The Company has an accrual at December 31, 2005 of $0.5 million for the termination benefits associated with this action which approximates fair value due to the short-term nature of the payments. These severance benefits will be paid in the fourth quarter of fiscal year 2006 and in fiscal year 2007. The Company has completed this restructuring plan.

The following table sets forth the detail and activity in the restructuring expense accrual related to this activity during the three fiscal quarters ended December 31, 2005 (in thousands):

Relocation of National Enquirer	Balances March 31, 2005	2006 Restructuring Expense	2006 Cash Payments	Balances December 31, 2005
Accrued liabilities:
Severance	$2,297	$—	$(1,750)	$547
Relocation	—	177	(177)	—

	$2,297	$177	$(1,927)	$547

During the second quarter of fiscal year 2006, the Company initiated a plan to relocate its subscription circulation department and certain Shape magazine editors from Woodland Hills, California, to its New York City offices. The Company’s relocation plan involved the termination of 22 employees. This activity resulted in fiscal year 2006 second quarter charges of $0.5 million for termination benefits which were included in selling, general and administrative expense in the accompanying Unaudited Condensed Consolidated Statements of Loss for the three fiscal quarters ended December 31, 2005 and in the Corporate/Other reporting segment. These severance benefits will be fully paid as of the end of the fiscal year 2007 first quarter.

The following table sets forth the detail and activity in the restructuring expense accrual related to this activity during the three fiscal quarters ended December 31, 2005 (in thousands):

Relocation of Shape and Subscription Circulation	Balances March 31, 2005	2006 Restructuring Expense	2006 Cash Payments	Balances December 31, 2005
Accrued liabilities:
Severance	$—	$511	$(313)	$198

	$—	$511	$(313)	$198

On April 4, 2006, the board of directors of the Company committed to a plan (the “Plan”) to restructure certain of its operations. The Plan was adopted to improve the Company’s profitability and future net cash flows, and includes actions that the Company has taken and intends to take, including: discontinuing the publication of Celebrity Living Weekly, MPH and Shape En Espanol, the relocation of the operations associated with National Enquirer from New York City, New York back to Boca Raton, Florida, centralizing certain operations, and reducing certain other operating, general and administrative expenses.

The Company recorded a provision for restructuring charges in connection with the Plan for the fiscal quarters ended June 30, 2006 and September 30, 2006 of approximately $2.9 million and $0.1 million, respectively.

(11) Litigation

Various suits and claims arising from the publication of the Company’s magazines have been instituted against the Company. The Company has insurance policies that likely would be available to recover any reasonably foreseeable material litigation costs and expenses. The Company periodically evaluates and assesses the risks and uncertainties associated with litigation independent from those associated with the Company’s potential claim for recovery from third party insurance carriers. At present, in the opinion of management, after consultation with outside legal counsel, the liability resulting from litigation, if any, will not have a material effect on the Company’s unaudited condensed consolidated financial statements.

(12) Business Segment Information

The Company has aggregated its business into five reporting segments: Celebrity Publications, Newspaper Publications, Women’s Health and Fitness Publications, Distribution Services and Corporate/Other. The aggregation of the Company’s business is based upon the Company’s publications having the following similarities: economic characteristics including gross margins, types of products and services, types of production processes, type or class of customer, and method of distribution, as required by SFAS No. 131.

The Celebrity Publications segment aggregation includes Star and Country Weekly.

The Newspaper Publications segment aggregation includes National Enquirer, Globe, and National Examiner.

The Women’s Health and Fitness Publications segment aggregation includes Shape and Fit Pregnancy.

The Distribution Services segment is comprised of DSI which arranges for the placement of the Company’s publications and third-party publications with retailers and monitors through its merchandising staff that these publications are properly displayed in stores, primarily large supermarkets and major retail chains such as Wal-Mart and Target. DSI coordinates (also known as acting as a “category captain”) the racking of magazine fixtures for selected retailers. In addition, DSI provides sales of marketing, merchandising and information gathering services for third parties including non-magazine clients.

The Corporate/Other segment aggregation includes the following publications: Muscle & Fitness, Men’s Fitness, Muscle & Fitness Hers, Flex, Natural Health, Weekly World News, Sun, and Mira! In addition, the Corporate/Other segment also includes ancillary sales and corporate overhead. Ancillary sales primarily relate to licensing, syndication, new media and product merchandise sales. Corporate expenses not allocated to other segments include production and circulation department costs, and support departments such as information technology, accounting, legal, human resources and administration. While most of the publications aggregated in the Corporate/Other segment have certain similar economic characteristics and also similar products and services, production process, type or class of customer, and method of distribution as some of the other publications which are aggregated into the other reporting segments (Celebrity Publications, Newspaper Publications and Women’s Health and Fitness Publications), their gross margins are dissimilar with such other publications. Accordingly, the Company has aggregated those publications into the Corporate/Other reporting segment.

The Company’s accounting policies are the same for all reportable segments.

See Note 2, “Restatement of Previously Issued Financial Statements,” for a related discussion regarding segment reporting.

Segment Data

The following table presents the results of and assets employed in the Company’s five reporting segments for the fiscal quarter and three fiscal quarters ended December 27, 2004 and December 31, 2005, respectively. The information includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany advertising and other services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation.

		Segment (in thousands)					(in thousands)
		Celebrity Publications (1)	Newspaper Publications (1)	Women's Health and Fitness Publications (1)	Distribution Services (1)	Corporate/ Other (1)(2)	Elimination Entries (1)		Consolidated Total (1)
Operating revenues
Quarter ended December	2004	$31,055	$38,164	$22,099	$7,520	$25,827	$(2,257	)(3)	$122,408
	2005	$31,508	$34,463	$15,380	$7,577	$32,550	$(2,218	)(3)	$119,260
Three Quarters ended December	2004	$97,125	$119,369	$65,465	$22,381	$80,126	$(6,938	)(3)	$377,528
	2005	$102,314	$108,585	$56,611	$22,992	$89,229	$(7,041	)(3)	$372,690
Operating income (loss)
Quarter ended December	2004	$5,256	$16,513	$7,870	$1,944	$(16,595)	$—		$14,988
	2005	$7,081	$14,167	$1,547	$1,598	$(18,593)	$—		$5,800
Three Quarters ended December	2004	$19,964	$52,436	$27,813	$4,840	$(49,698)	$—		$55,355
	2005	$27,230	$43,259	$17,583	$5,029	$(57,679)	$—		$35,422
Depreciation and amortization
Quarter ended December	2004	$536	$608	$—	$162	$5,130	$—		$6,436
	2005	$492	$562	$—	$132	$4,058	$—		$5,244
Three Quarters ended December	2004	$1,535	$1,742	$—	$555	$15,114	$—		$18,946
	2005	$1,518	$1,833	$—	$423	$15,030	$—		$18,804
Amortization of deferred rack costs
Quarter ended December	2004	$1,485	$1,536	$74	$—	$1,673	$—		$4,768
	2005	$131	$1,714	$(150)	$—	$1,724	$—		$3,419
Three Quarters ended December	2004	$4,588	$4,879	$197	$—	$6,027	$—		$15,691
	2005	$3,111	$5,030	$165	$—	$6,329	$—		$14,635
Total Assets
At March 31, 2005		$371,606	$544,161	$103,891	$20,323	$404,989	$—		$1,444,970
At December 31, 2005		$379,585	$528,920	$96,359	$22,773	$387,817	$—		$1,415,454

(1)	The quarter and three quarters ended December 27, 2004 and total assets as of March 31, 2005 have been restated.
(2)	Income tax expense (benefit) of ($1.4) million and $2.5 million, interest expense of $19.6 million and $21.8 million, and amortization of deferred debt costs of $1.6 million and $1.8 million for the quarter ended December 27, 2004 and December 31, 2005, respectively, are included in the Corporate/Other segment. Income tax expense (benefit) of ($1.3) million and $2.8 million, interest expense of $57.3 million and $62.8 million, and amortization of deferred debt costs of $4.8 million and $5.2 million for the three quarters ended December 27, 2004 and December 31, 2005, respectively, are included in the Corporate/Other segment.
(3)	Amount represents revenues from transactions with other operating segments of the Company.

(13) Mr. Olympia, LLC

In April 2005, the Company entered into a limited liability company agreement (the “Olympia Agreement”) to form a joint venture (“Mr. Olympia, LLC”) to manage and promote the Mr. Olympia fitness events. At any time prior to the tenth anniversary of the execution date of the Olympia Agreement the other limited liability company member may require the Company to purchase all of the limited liability company units (“Put Option”) for a cash purchase price of $3.0 million. In the event that the other limited liability company member does not exercise the Put Option, for a period of 120 days following the tenth anniversary of the date of execution of the Olympia Agreement, the Company may require the other limited liability company member to sell all of its limited liability company units (“Call Option”) for a sales price of $3.0 million.

In April 2005, the other limited liability company member licensed certain trademarks related to the Mr. Olympia fitness events (collectively, the “Olympia Trademarks”) to Mr. Olympia, LLC in exchange for the Company paying $3.0 million over a ten year period. In the event that the Put Option or Call Option is exercised, the Olympia Trademarks will be transferred and owned by Mr. Olympia, LLC. Any remaining balance of the $3.0 million license fee will become due and payable upon such exercise. In the event that the Put Option or Call Option is not exercised, Mr. Olympia, LLC retains the right to the Olympia Trademarks in perpetuity once the $3.0 million license fee is paid.

The Company has concluded that it is the primary beneficiary of the limited liability company and, consequently, the Company accounts for the limited liability company as a consolidated subsidiary. As of December 30, 2005 the Company has recorded the $3.0 million Put/Call Option and the $3.0 million Olympia Trademarks as an indefinite lived intangible asset in the accompanying Unaudited Condensed Consolidated Balance Sheet as of December 31, 2005. In addition, the Company has recorded $5.4 million of accrued other liabilities which represents the remaining obligation for the Put/Call Option and the license fee associated with the Olympia Trademarks.

(14) Subsequent Events

Assets Held for Sale

On June 14, 2006, the Company announced that it was implementing a strategy to refocus the Company and devote its full resources to growing its core brands. As part of this strategy the Company announced that it will explore the sale of its five market leading special interest titles: Muscle & Fitness, Flex, Muscle & Fitness Hers, Country Weekly, and Mira!. These publications represented total revenues and operating income of $61.4 million and $18.5 million, respectively, for the three fiscal quarters ended December 31, 2005.

Credit Rating

Subsequent to the Company’s announcement that it was restating its financial statements, Standard & Poor’s and Moody’s ratings services each placed its ratings on the Company on CreditWatch with negative implications, based on the Company’s need to restate certain of its financial statements. See Note 2, “Restatement of Previously Issued Financial Statements” for more details.

At February 28, 2007 the Company’s short- and long-term debt was rated by the two major credit-rating agencies listed below. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant.

Credit Rating Agency	Rating
Moody's	Caa2
Standard & Poor's	CCC-

(15) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This statement revises FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in their statements of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective for the Company in the first quarter of fiscal year 2007. The Company does not expect that the adoption of SFAS No. 123(R) will have a material impact on the results of its operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in the Company’s fiscal year 2007. The Company does not expect that the adoption of this standard will have a material impact on the results of its operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for the Company for accounting changes and corrections of errors made in fiscal year 2007. The Company does not expect that SFAS No. 154 will have a material impact on the results of its operations, financial position or cash flows.

In June 2006, the FASB issued Financial Interpretation Number (“FIN”) 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 prescribes that tax positions that meet a more-likely-than-not recognition threshold be measured to determine the amount of benefit to be recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning in fiscal year 2008. The Company is currently evaluating the impact, if any, that FIN 48 will have on the results of its operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on the results of its operations, financial position or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement. SAB No. 108 requires that companies utilize a “dual-approach” to assessing the quantitative effects of financial statement misstatements. The dual-approach includes both an income statement focused and balance sheet focused assessment. SAB No. 108 is effective for the Company’s fiscal year 2007. The Company is currently evaluating the impact of the adoption of SAB No. 108, but does not expect that it will have a significant impact on the results of its operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is a discussion of our financial condition and results of operations for the fiscal quarter and three fiscal quarters ended December 31, 2005. This discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements, and the Notes thereto. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the Restatement of the Unaudited Condensed Consolidated Financial Statements for the fiscal quarter and three fiscal quarters ended December 27, 2004 as described in Note 2 to the Unaudited Condensed Consolidated Financial Statements.

Restatement

Pursuant to Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that a material weakness existed in our internal control over financial reporting. As a result of this material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective. It was determined that the material weakness in internal control over financial reporting as of March 31, 2005 related to the fact that we lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements to resolve non-routine or complex accounting matters. This material weakness continued to exist as of December 31, 2005.

Subsequent to March 31, 2005, the Company’s board of directors and management took steps to remediate the material weakness described above, including the hiring in December 2005 of a new chief financial officer who served from January 2006 to August 2006. That chief financial officer, as part of his review of the Company’s accounting practices, found a number of issues which he brought to the attention of the Company’s board of directors and senior management. Consequently, on February 8, 2006, the board of directors concluded that the Company’s previously issued financial statements included or otherwise summarized in its Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (including the accompanying report of the Company’s independent registered public accounting firm) and its Quarterly Reports on Form 10-Q for each of the quarters ended June 30, 2005 and September 30, 2005 should no longer be relied upon.

In connection with the then chief financial officer’s review, and the continued review by a new chief financial officer hired in August 2006, a number of errors were found in the Company’s previously issued unaudited condensed consolidated financial statements. The errors are discussed in greater detail in Note 2, “Restatement of Previously Issued Financial Statements,” in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

The audit committee of the board of directors of the Company commenced an inquiry into the accounting issues aided by an independent law firm and forensic accountants. Based on the audit committee’s inquiry and upon recommendations made by the audit committee and its advisors, the Company’s board of directors and its senior management implemented a number of remedial actions, including the hiring of a new chief accounting officer and other members of its financial reporting staff, as well as a new executive vice president of consumer marketing responsible for subscription circulation, data and processes. Other remedial actions also are being implemented.

Following the announcement of the Restatement on February 8, 2006, a number of significant events have occurred, including:

•	amendments and waivers of certain provisions of the Company’s credit agreement;

•

the successful completion of consent solicitations pursuant to which holders of a majority in principal amount of each series of our senior subordinated notes agreed to waive defaults under our indentures as a result of the Company’s failure to comply with its reporting obligations under the indentures;

•	the downgrade of our credit ratings;

•

the announcement of the restructuring of certain operations, expected to result in up to approximately $19.0 million of annual future net cash flow improvement. We have recorded a provision for restructuring charges in fiscal quarters ending June 30, 2006 and September 30, 2006 of approximately $2.9 million and $0.1 million, respectively;

•	the announcement by the Company that it is exploring the sale of Muscle & Fitness, Muscle & Fitness Hers, Flex, Country Weekly and Mira!; and

•

the implementation of cost savings initiatives and revenue enhancement opportunities during the quarter ended March 31, 2007 that are expected to result in $19.0 million to $20.0 million of cost savings and $17.0 million to $18.0 million of revenue enhancements during fiscal year 2008. Cost savings include the rationalization of unprofitable subscriptions, production savings and headcount reductions. Revenue enhancements include cover price increases on selected titles other than Star, advertising rate increases in our Newspaper, Women’s Health and Fitness and Celebrity Publications other than Star and certain online initiatives that require minimal investment.

Executive Summary

We are a leading publisher in the field of celebrity journalism and health & fitness magazines. Our publications include Star, Shape, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Muscle & Fitness Hers, Flex, Looking Good Now, National Enquirer, Globe, Country Weekly, Sun, National Examiner, Weekly World News, Mira!, and other publications. Our magazines comprise approximately 23% of total U.S. and Canadian circulation for audited weekly publications. For fiscal year 2006, total average newsstand and subscription circulation per issue for all of our publications that are currently published and have a frequency of eight or more times per year is approximately 8.2 million copies.

On January 23, 2003, we acquired Weider Publications LLC, a newly formed company to which the magazine business of Weider Publications, Inc. and Weider Interactive Networks, Inc. had been contributed by Weider Health and Fitness, Weider Health and Fitness, LLC and Weider Interactive Networks, Inc. Weider Publications LLC publishes seven magazines, including Muscle & Fitness, Muscle & Fitness Hers, Shape, Men’s Fitness, Flex, Fit Pregnancy and Natural Health.

For the three fiscal quarters ended December 31, 2005 and December 27, 2004, respectively, approximately 59% and 60% of our total operating revenues were from circulation. Single copy sales accounted for approximately 83% and 84% of such circulation revenues in the three fiscal quarters ended December 31, 2005 and December 27, 2004, respectively, and the remainder was from subscription sales.

Our advertising revenues are generated by national advertisers, including sports nutrition products, automotive, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, fashion, tobacco and direct response. For the three fiscal quarters ended December 31, 2005 and December 27, 2004, approximately 34% and 33%, respectively, of our total operating revenues were from advertising.

Our primary operating costs and expenses are comprised of editorial, production, distribution, circulation and selling, general and administrative expenses. The largest components of our costs are related to production, which includes printing and paper expenses, and circulation. Circulation costs primarily include the costs associated with subscription fulfillment and subscription postage.

We believe that the following factors have contributed to the leading market position of our publications:

Strong well-established brand names

Each of our publications has leading positions in their respective categories.

Our most popular magazine titles consist of Star, Shape, Men’s Fitness, and Muscle & Fitness. Star is a weekly celebrity news-based glossy magazine dedicated to covering the stars of movies, television and music. Star’s editorial content also incorporates fashion, beauty and accessories. Shape is the leader in circulation and advertising revenues in the women’s active lifestyle and health & fitness category. Shape’s mission is to help women lead a healthier lifestyle by providing information on exercise techniques, nutrition, psychology and other inspirational topics, while also offering extensive beauty & fashion coverage. Men’s Fitness is a leading monthly magazine for men 18-34 years old with active lifestyles. The magazine promotes a multi-training approach towards exercise and nutrition, while also offering information and advice in the areas of career, relationships, fashion and sports. Muscle & Fitness is the preeminent monthly fitness training magazine, appealing to exercise enthusiasts and athletes of all ages, especially those focused on resistance training, body fat control and sports nutrition.

Other popular magazines include Flex, Fit Pregnancy, Natural Health, Muscle & Fitness Hers, and Country Weekly. Flex, which was spun off from Muscle & Fitness in 1983, is a monthly magazine devoted to professional bodybuilding. The magazine delivers nutrition and performance science information for bodybuilding enthusiasts. Fit Pregnancy was spun off from Shape in 1995. Fit Pregnancy’s editorial focus makes it a premier lifestyle magazine for Shape women during pregnancy and the first six months after childbirth. Fit Pregnancy delivers authoritative information on health, fashion, food, and fitness. Natural Health is a leading wellness magazine published ten times a year, offering readers practical information to benefit from the latest scientific knowledge and advancements in the field of natural health, including advice to improve beauty and fitness. Muscle & Fitness Hers is designed for the active woman who demands more out of fitness and delivers a competitive edge for expert training, nutrition, health, beauty and fashion tips for today’s woman. Country Weekly is an entertainment magazine presenting every aspect of country music celebrities and their lifestyles, events and personalities, and has the highest bi-weekly circulation of any such magazine in its category.

Our newspaper-type publications consist of National Enquirer, Globe, National Examiner, Weekly World News, Sun, and Mira!. Our largest newspaper circulations, National Enquirer and Globe, which commenced publication in 1953, have been two of the leading general interest newspapers for over 50 years. National Enquirer is a weekly general interest publication with an editorial content devoted to celebrities, investigative reporting, human interest stories and articles covering lifestyle topics such as crime, health, fashion and beauty. Globe is a weekly newspaper with celebrity features that are less mainstream and more hard-hitting than National Enquirer, with a greater emphasis on investigative crime stories.

National Examiner’s editorial content consists of celebrity and human-interest stories, differentiating it from the other titles through its upbeat positioning as the “gossip, contests, women’s service and good news” newspaper. Weekly World News is a newspaper devoted to the publication of strange and supernatural stories presented in a tongue-in-cheek fashion. There is much humorous original content and the paper has created several characters that have become staples of pop culture. Sun’s editorial content is skewed to an older target audience and focuses on religion, health, holistic remedies, predictions and prophecies. Sun also includes entertaining and unusual articles from around the world. Mira! is a Spanish language newspaper that features exclusive news and gossip about the hottest stars in the Latino market in movies, television and music, along with interviews and in-depth stories spotlighting them at work and at play.

We believe that our brand names are among the most familiar magazine and newspaper type titles to consumers and are synonymous with the celebrity and fitness genre. In our opinion, the long history and strong brand identity of our publications has allowed us to establish a large and loyal readership base.

On June 14, 2006 we announced that we were implementing a strategy to refocus the Company and devote its full resources to growing its core brands. As part of this strategy we announced that we will explore the sale of our five market leading special interest titles – Muscle & Fitness, Flex, Muscle & Fitness Hers, Country Weekly, and Mira!. These publications represented total revenues and operating income of $61.4 million and $18.5 million, respectively, for the three fiscal quarters ended December 31, 2005. As a result of the Restatement, we have not been able to provide financial statements for these titles, which are necessary in order to proceed with any potential sale transaction.

Extensive editorial sourcing capabilities

We have long-established editorial departments that source the stories, features and news items that appear in our publications. Because a significant amount of our newspaper editorial content is based on investigative reporting, our publications are “first source” or “breaking story” magazines for our readers. We have an extensive and reliable sourcing network, consisting of many sources that have a long-term history with us.

Broad distribution base

Our publications are sold in all 50 states in the United States, as well as in Canada and, to a lesser extent, the United Kingdom, continental Europe, Latin America and Australia. Our distribution in the United States includes virtually all of the leading supermarket chains, major convenience store chains and leading mass merchandisers as well as a broad base of regional and local newsstand outlets. In addition, DSI, our subsidiary that works with retailers to design their front-end racks and position magazines for increased sales, provides a value-added service to the retailers and helps to further strengthen our retailer relationships and distribution. Our distribution base also allows us to efficiently launch new titles and expand the distribution of acquired titles.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our unaudited condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to revenue, trade receivables and allowance for doubtful accounts, goodwill and other intangible assets, deferred rack costs, income taxes and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. Critical accounting policies are those that are both most important to the portrayal of a company’s financial position and results of operations, and require management’s most difficult, subjective or complex judgments. The following accounting policies and estimates are those that management deems most critical.

Revenue Recognition

Our revenues are primarily comprised of single copy, subscription and advertising. Single copy, subscription and advertising revenue and related expenses for our publications are recognized on the on-sale date.

On or about the date each issue is placed on sale, we receive a percentage of the issue’s estimated single copy sales proceeds for our publications as an advance from our major U.S. and Canadian distributor.

Revenues from single copy sales are recognized net of expected sales returns, after considering such factors as sales history and available market information. All of our publications are sold with full return privileges. Our major U.S. and Canadian distributor provides us with weekly reporting on the actual returns by publication and by issue of each publication. We also receive sales data from certain retailers that sell our publications. We utilize these data sources as well as our long-term history of sales data by publication to estimate the actual anticipated sale of our publications and our experience has demonstrated that the actual sale of each issue of each magazine can be reasonably estimated based on this information. Our in-house circulation department has developed financial models which we utilize when projecting the anticipated sale of magazines. Revenues are also presented net of deferred rack cost amortization, product placement costs (“retail display allowances”) paid to the retailers and sales taxes.

Other revenues, primarily from marketing services performed for third parties by DSI, are recognized when the service is performed.

Trade Receivables and Allowance for Doubtful Accounts

Substantially all of our trade receivables are from single copy distributors, subscriptions and advertising customers. We maintain allowances for doubtful accounts for estimated losses resulting from our customers not making required payments. We make estimates of the collectibility of trade receivables. We critically review trade receivables and analyze historical bad debts, past-due accounts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Goodwill and Other Intangible Assets

As of December 31, 2005, we had $648.5 million of goodwill, $563.4 million of indefinite-lived intangible assets and $46.7 million of finite-lived intangible assets, net of accumulated amortization. We account for goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Our reporting units are tested annually in accordance with SFAS No. 142 during the fourth fiscal quarter of each fiscal year to determine whether their carrying value exceeds their fair value. Goodwill and other indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would indicate that an impairment exists. Impairment losses, if any, are reflected in operating income or loss in the Unaudited Condensed Consolidated Statements of Income (Loss). Our reporting units consist of our publications and other consolidated subsidiaries as each of these constitutes our operating segments and a business for which discrete financial information is available. In addition, our chief operating decision maker (our CEO) and our board of directors regularly review the operating results at the publication level. We have allocated goodwill to our reporting units by determining each of the reporting unit’s fair values at the date of acquisition. We have not changed the number of our reporting units or the manner in which the goodwill is allocated during the three fiscal quarters ended December 31, 2005.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Impairment losses, if any, are reflected in operating income or loss in the Unaudited Condensed Consolidated Statements of Income (Loss).

In assessing goodwill and intangible assets for impairment, we make estimates of fair value which are based on our projection of revenues, operating costs, and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. Generally, we engage third party specialists to assist us with our valuations. Changes in our judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill or other intangible assets.

As a result of our fiscal year 2006 SFAS No. 142 annual impairment analysis, we determined that the tradenames of National Enquirer, Star, Weekly World News, Country Weekly, National Examiner, Sun and MiniMag reporting units were impaired and consequently recorded a tradename impairment charge of approximately $122.5 million in the fourth quarter of fiscal year 2006. As a result of our fiscal year 2006 SFAS No. 142 annual impairment analysis, we determined that the goodwill of our Star and Weekly World News reporting units were impaired and consequently recorded a goodwill impairment charge of approximately $24.9 million in the fourth quarter of fiscal year 2006. These determinations were primarily the result of a change in management’s expectations of long-term cash flows attributable to expected future circulation declines and unexpected underperformance during fiscal year 2006. The combination of these factors had an adverse impact on the anticipated future cash flows of these reporting units used in the annual impairment analysis performed during the fourth quarter of fiscal year 2006. Weekly World News, Sun, and National Examiner’s expected negative future cash flows resulted in the determination of their previous indefinite-lived tradenames becoming finite lives at 8, 27, and 21 years, respectively. The net carrying amount of these tradenames with finite lives was $13.6 million at the beginning of the fourth quarter of fiscal year 2006, after the impairment charge was recorded.

The reduced circulation levels at these reporting units were primarily the result of decreased demand of the reporting units’ publications attributable to continued industry circulation declines and increased competition. In performing the SFAS No. 142 impairment assessment, management determined that this shift in demand was more than temporary, consequently impacting the forecast used in the Company’s goodwill and indefinite-lived intangible analysis. During the fourth quarter of fiscal year 2005 management had expected improvements in these reporting units’ operating performance due to changes in editorial staffing and content; however, as a result of the factors specified above, our National Enquirer, Star, Weekly World News, Country Weekly, National Examiner, Sun and MiniMag reporting units achieved lower than expected results during fiscal year 2006. As a result of these factors, management determined that these reporting units would be unable to meet expected profitability measures which indicated that the anticipated long-term cash flows from the business would be materially less than previously expected over the period used in the SFAS No. 142 impairment analysis. Although we have made operational changes in an effort to improve the performance and profitability of these impaired reporting units, we are uncertain of the time period that the changes will take to improve the performance and the extent to which the changes may be effective.

Deferred Rack Costs

Deferred rack costs are capitalized and amortized as a reduction in circulation revenue in accordance with the terms of the relevant agreements (typically 36 months). We perform periodic and timely reviews to determine if impairment charges are required due to market conditions including store closings or store bankruptcies. See Note 2, “Restatement of Previously Issued Financial Statements,” for further discussion of deferred rack costs.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The liability method of accounting for deferred income taxes requires a valuation against deferred tax assets, if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The effect on any changes in deferred tax assets and liabilities as a result of a change in tax rates is recognized in income.

Contingent Liabilities

We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Reserves for contingent liabilities are reflected in our unaudited condensed consolidated financial statements based on management’s assessment, along with legal counsel, of the expected outcome of the contingencies. If the final outcome of our contingencies differs from that currently expected, it would result in a change to earnings in the period determined.

RESULTS OF OPERATIONS – Comparison of Fiscal Quarter Ended December 31, 2005 vs. Fiscal Quarter Ended December 27, 2004

The following table presents our results of operations by segment for the periods indicated.

	For the Fiscal Quarter Ended		For the Three Fiscal Quarters Ended
	December 27, 2004	December 31, 2005	December 27, 2004	December 31, 2005
Operating Revenue
Celebrity Publications	$31,055	$31,508	$97,125	$102,314
Newspaper Publications	38,164	34,463	119,369	108,585
Women’s Health and Fitness Publications	22,099	15,380	65,465	56,611
Distribution Services	7,520	7,577	22,381	22,992
Corporate/Other	25,827	32,550	80,126	89,229
Intersegment Eliminations	(2,257)	(2,218)	(6,938)	(7,041)

Total Operating Revenue	$122,408	$119,260	$377,528	$372,690

Operating Income (Loss)
Celebrity Publications	$5,256	$7,081	$19,964	$27,230
Newspaper Publications	16,513	14,167	52,436	43,259
Women’s Health and Fitness Publications	7,870	1,547	27,813	17,583
Distribution Services	1,944	1,598	4,840	5,029
Corporate/Other	(16,595)	(18,593)	(49,698)	(57,679)

Total Operating Income	$14,988	$5,800	$55,355	$35,422

During the fourth quarter of fiscal year 2005, the Company changed its reporting period from a 52-53 week year ending on the last Monday in March to a calendar month reporting period ending March 31. As a result of this change, the fiscal quarter and three fiscal quarters ended December 31, 2005 include one additional day and two additional days, respectively, of operating expense when compared to the third quarter of fiscal year 2005. The one additional day decreased operating income and net income by approximately $0.3 million and $0.2 million, respectively. The two additional days decreased operating income and net income by $0.7 million and $0.4 million, respectively. The additional days did not have an effect on operating revenue.

Operating Revenue

Total operating revenue was $119.3 million and $122.4 million for the fiscal quarter ended December 31, 2005 and December 27, 2004, respectively, representing a decrease in revenue of $3.1 million, or 2.6%. This decrease in operating revenue is primarily attributable to a $6.7 million decrease in operating revenue relating to our Women’s Health and Fitness Publications and a decrease in operating revenue relating to our Newspaper Publications of $3.7 million. These items were partially offset by an increase in Corporate/Other net revenue of $6.7 million.

Single copy revenue consists of copies sold primarily to four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Newspaper Publications, Women’s Health and Fitness Publications and Corporate/Other segments. In the fiscal quarters ended December 31, 2005 and December 27, 2004, two wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 37% and 36%, respectively, of our total operating revenue. We have service agreements with our wholesalers, with three of them requiring at least 120 days prior notice of termination, with terms expiring on December 31, 2007. The fourth wholesaler agreement will terminate on June 30, 2007. Our operating results could be materially adversely affected if one or more of those service agreements were to end or the service were no longer available.

Operating Expense

Total operating expense was $113.5 million and $107.4 million for the fiscal quarter ended December 31, 2005 and December 27, 2004, respectively, representing an increase of $6.0 million, or 5.6%. This increase in operating expense is primarily due to higher operating costs of $5.3 million associated with the launches of Celebrity Living and Looking Good Now and higher subscription related costs of $2.6 million required to maintain the rate base. These expenses were partially offset by decreased television advertising expenses of $0.8 million.

Interest Expense

Interest expense was $21.8 million and $19.6 million for the fiscal quarter ended December 31, 2005 and December 27, 2004, respectively, representing an increase of $2.2 million, or 11.1%. This increase in interest expense primarily relates to a higher effective weighted-average interest rate during the fiscal quarter ended December 31, 2005 of 6.9% as compared to 4.9% in the prior year’s comparable fiscal quarter.

Amortization of Deferred Debt Costs

Total amortization of deferred debt costs was $1.8 million and $1.6 million for the fiscal quarter ended December 31, 2005 and December 27, 2004, respectively, representing an increase of $0.2 million or 10.5%. This increase is due to the amortization of the $1.2 million of deferred debt costs related to debt covenant waivers received in the fiscal year 2006 first quarter.

Income Taxes

The provision for income taxes was $2.5 million for the current fiscal quarter compared with a benefit of $1.4 million recorded for the prior year fiscal quarter. We have provided a valuation allowance of $9.0 million against the net deferred tax assets generated in the current quarter due to uncertainties as to their ultimate realization.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $31.5 million for the fiscal quarter ended December 31, 2005, representing an increase of $0.5 million, or 1.5%, from the prior year’s comparable period. This increase in revenue was primarily attributable to an increase in operating revenue for Star of $1.0 million primarily due to an increase in advertising revenue. This increase was partially offset by a decrease in operating revenue for Country Weekly.

Operating Income

Operating income in the Celebrity Publications segment increased in the fiscal quarter ended December 31, 2005 by $1.8 million, or 34.7%, to $7.1 million from the prior year’s comparable period. The operating income increase was primarily attributable to decreased operating costs of Star of $1.1 million and by the above mentioned revenue increase.

Newspaper Publications Segment

Operating Revenue

Total operating revenue in the Newspaper Publications segment was $34.5 million for the fiscal quarter ended December 31, 2005, representing a decrease of $3.7 million, or 9.7%, from the prior year’s comparable period. This decrease in revenue is primarily a result of decreased circulation and advertising revenue of National Enquirer of $2.6 million and $0.5 million, respectively.

Operating Income

Operating income in the Newspaper Publications segment decreased in the fiscal quarter ended December 31, 2005 by $2.3 million, or 14.2%, to $14.2 million from the prior year’s comparable period. This decrease in operating income is primarily attributable to the above mentioned revenue decrease, partially offset by a $0.7 million decline in National Enquirer editorial expenses and a $1.4 million decline in production expenses due to circulation declines.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $15.4 million for the fiscal quarter ended December 31, 2005, representing a decrease of $6.7 million, or 30.4%, from the prior year’s comparable period. This decrease in revenue is primarily a result of decreased advertising revenue of Shape of $5.0 million and Fit Pregnancy of $1.2 million. The decrease in Shape advertising revenue is primarily attributable to the recognition of one additional issue in the prior year’s comparable period.

Operating Income

Operating income in the Women’s Health and Fitness Publications segment decreased in the fiscal quarter ended December 31, 2005 by $6.3 million, or 80.3%, to $1.5 million from the prior year’s comparable period. This decrease in operating income is primarily attributable to the above mentioned revenue decrease.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment was $5.4 million, net of eliminations, for the fiscal quarter ended December 31, 2005, representing an increase of $0.1 million, or 1.8%, from the prior year’s comparable period.

Operating Income

Operating income in the Distribution Services segment decreased in the fiscal quarter ended December 31, 2005 by $0.3 million, or 17.8%, to $1.6 million from the prior year’s comparable period. This decrease in operating income is primarily attributable to an increase of $0.4 million in direct costs of the services provided, partially offset by the above mentioned revenue increase.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $32.6 million for the fiscal quarter ended December 31, 2005, representing an increase of $6.7 million, or 26.0%, from the prior year’s comparable period. This increase in revenue is primarily a result of the $2.6 million generated by the Mr. Olympia event held in October 2005 pursuant to the joint venture as described in Note 13, “Mr. Olympia, LLC,” in the Notes to Unaudited Condensed Consolidated Financial Statements, as well as increases in advertising revenue of Muscle & Fitness of $1.1 million and Natural Health of $1.1 million. In addition, the new launch publications of Celebrity Living and Looking Good Now resulted in additional revenue of $2.6 million. These revenue increases were partially offset by decreases in the number of our special publications.

Operating Loss

Operating loss in the Corporate/Other segment increased in the fiscal quarter ended December 31, 2005 by $2.0 million, or 12.0%, to $18.6 million, from the prior year’s comparable period. This increase in operating loss is primarily due to increased costs of $5.3 million associated with the new launch publications of Celebrity Living and Looking Good Now and the $2.2 million of costs associated with the Mr. Olympia event, partially offset by the above mentioned revenue increase.

RESULTS OF OPERATIONS – Comparison of Three Fiscal Quarters Ended December 31, 2005 vs. Three Fiscal Quarters Ended December 27, 2004

Operating Revenue

Total operating revenue was $372.7 million and $377.5 million for the three fiscal quarters ended December 31, 2005 and December 27, 2004, respectively, representing a decrease in revenue of $4.8 million, or 1.3%. This decrease in operating revenue is primarily attributable to an $8.9 million decrease in operating revenue relating to our Women’s Health and Fitness Publications and a $10.8 million decrease in operating revenue relating to our Newspaper Publications, partially offset by an increase in operating revenue relating to our Celebrity Publications of $5.2 million and an increase in Corporate/Other net revenue of $9.1 million.

Single copy revenue consists of copies sold primarily to four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Newspaper Publications, Women’s Health and Fitness Publications and Corporate/Other segments. In the three fiscal quarters ended December 31, 2005 and December 27, 2004, two wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 35% of our total operating revenue. Our operating results could be materially adversely affected if one or more of the service agreements with these wholesalers were to end or the service were no longer available.

Operating Expense

Total operating expense was $337.3 million and $322.2 million for the three fiscal quarters ended December 31, 2005 and December 27, 2004, respectively, representing an increase of $15.1 million, or 4.7%. This increase in operating expense is primarily due to higher operating costs of $12.2 million associated with the launches of Celebrity Living and Looking Good Now, higher subscription related costs of $8.4 million required to maintain the rate base and higher restructuring expenses of $0.7 million. These expenses were partially offset by decreased advertising expenses of $3.1 million.

Workforce Reduction

During the three fiscal quarters ended December 31, 2005, we initiated a plan to relocate our subscription circulation department and certain Shape magazine editors from Woodland Hills, California, to our New York City offices. Our relocation plan involved the termination of 22 employees. This activity resulted in charges of $0.5 million for termination benefits for the three fiscal quarters ended December 31, 2005 which were included in the selling, general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Loss. These severance benefits will be fully paid as of the end of the fiscal year 2007 first quarter. See Note 10, “Restructuring Activities”, in the Notes to Unaudited Condensed Consolidated Financial Statements included herein.

During the fourth quarter of fiscal year 2005, we initiated a plan to relocate National Enquirer to New York City. Our relocation plan involved the termination of 34 employees. This activity resulted in a charge of $2.3 million for termination benefits in the fourth quarter of fiscal year 2005 and a fiscal year 2006 charge of $0.2 million for costs associated with the relocation of employees which were included in selling, general and administrative expense in the accompanying Unaudited Condensed Consolidated Statements of Loss. Through December 31, 2005, we paid termination benefits of $1.8 million and paid $0.2 million of costs associated with relocation of existing employees. As of December 31, 2005, we have a remaining severance accrual of $0.5 million, which will be paid in the fourth quarter of fiscal year 2006 and in fiscal year 2007. We have completed this restructuring plan.

See Note 10, “Restructuring Activities” in the Notes to Unaudited Condensed Consolidated Financial Statements herein for a discussion of the move of National Enquirer from New York City, New York back to Boca Raton, Florida in fiscal year 2007.

Interest Expense

Interest expense was $62.8 million and $57.3 million, for the three fiscal quarters ended December 31, 2005 and December 31, 2004, respectively, representing an increase of $5.5 million, or 9.5%. This increase in interest expense primarily relates to a higher effective weighted-average interest rate during the three fiscal quarters ended December 31, 2005 of 6.4% as compared to 4.4% in the prior year’s comparable period.

Amortization of Deferred Debt Costs

Total amortization of deferred debt costs was $5.2 million and $4.8 million for the three fiscal quarters ended December 31, 2005 and December 27, 2004, respectively, representing an increase of $0.4 million or 7.8%. This increase is due to the amortization of $1.2 million of deferred debt costs related to debt covenant waivers received in the fiscal year 2006 first quarter.

Other Income (Loss), Net

Other income (loss), net increased by $1.5 million to $1.4 million for the three fiscal quarters ended December 31, 2005. This increase is primarily attributable to $1.6 million in cash received from the sale of stock. We had provided advertising to a third party during fiscal year 2001, resulting in a receivable due from such third party, which we previously deemed to be worthless. In fiscal year 2003, we exchanged the receivable associated with that advertising for stock in the third party, which we sold in fiscal year 2006.

Income Taxes

The provision for income taxes increased for the three fiscal quarters ended December 31, 2005 by $4.1 million as compared to the prior fiscal period. We have provided a valuation allowance of $14.0 million against the net deferred tax assets generated in the three fiscal quarters ended December 31, 2005, due to uncertainties as to their ultimate realization.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $102.3 million for the three fiscal quarters ended December 31, 2005, representing an increase of $5.2 million, or 5.3%, from the prior year’s comparable period. This increase in revenue is primarily attributable to increased advertising revenue of $7.0 million for Star. Country Weekly’s operating revenue decreased by $2.1 million primarily as a result of a 14% decline in newsstand circulation.

Operating Income

Operating income in the Celebrity Publications segment increased in the three fiscal quarters ended December 31, 2005 by $7.3 million, or 36.4%, to $27.2 million from the prior year’s comparable period. The operating income increase was primarily attributable to the above mentioned increase in operating revenue, as well as a $2.0 million decrease in operating expenses.

Newspaper Publications Segment

Operating Revenue

Total operating revenue in the Newspaper Publications segment was $108.6 million for the three fiscal quarters ended December 31, 2005, representing a decrease of $10.8 million, or 9.0%, from the prior year’s comparable period. This decrease in revenue is primarily a result of decreased circulation and advertising revenue of National Enquirer of $6.6 million and $3.3 million, respectively.

Operating Income

Operating income in the Newspaper Publications segment decreased in the three fiscal quarters ended December 31, 2005 by $9.2 million, or 17.5%, to $43.3 million from the prior year’s comparable period. This decrease in operating income is primarily attributable to the above mentioned revenue decrease, partially offset by a decrease in advertising sales costs of $1.0 million.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $56.6 million for the three fiscal quarters ended December 31, 2005, representing a decrease of $8.9 million, or 13.5%, from the prior year’s comparable period. This decrease in revenue is primarily a result of a decrease in Shape’s advertising revenue of $7.4 million as a result of certain athletic footwear manufacturers converting their advertising budgets from print ads to television ads and the loss of certain beauty product customers. The decrease in Shape advertising revenue is primarily attributable to the recognition of one additional issue in the prior year’s comparable period.

Operating Income

Operating income in the Women’s Health and Fitness Publications segment decreased in the three fiscal quarters ended December 31, 2005 by $10.2 million, or 36.8%, to $17.6 million from the prior year’s comparable period. This decrease in operating income is primarily attributable to the above mentioned revenue decrease, as well as increased subscription acquisition costs of $2.4 million to increase and support the rate base and increased production costs of $1.2 million for Shape.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment was $16.0 million, net of eliminations, for the three fiscal quarters ended December 31, 2005, representing an increase of $0.5 million, or 3.3%, from the prior year’s comparable period.

Operating Income

Operating income in the Distribution Services segment increased in the three fiscal quarters ended December 31, 2005 by $0.2 million, or 3.9%, to $5.0 million from the prior year’s comparable period. This increase in operating income is primarily attributable to the above mentioned revenue increase.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $89.2 million, for the three fiscal quarters ended December 31, 2005, representing an increase of $9.1 million, or 11.4%, from the prior year’s comparable period. This increase in revenue is primarily attributable to new launch revenues of $4.0 million from Celebrity Living (launched April 2005) and $1.7 million from Looking Good Now (launched January 2005). The increase is also a result of the $2.6 million generated by the Mr. Olympia event held in October

2005 pursuant to the joint venture as described in Note 13, “Mr. Olympia, LLC,” in the Notes to the Unaudited Condensed Consolidated Financial Statements and increases in advertising revenue of $4.0 million for Muscle & Fitness. Offsetting the increase in operating revenue was a decrease in revenue from Muscle & Fitness Hers of $2.4 million, resulting from a reduction in the number of issues published from seven issues during the three quarters ended December 27, 2004 to three issues during the three quarters ended December 31, 2005.

Operating Loss

Operating loss in the Corporate/Other segment increased in the three fiscal quarters ended December 31, 2005 by $8.0 million, or 116.0%, to $57.7 million, from the prior year’s comparable period. This increase in operating loss is primarily due to increased costs of $12.2 million associated with the new launch of Celebrity Living and Looking Good Now, an increase of $2.0 million in advertising, accounting and finance costs and an increase in subscription acquisition costs of $1.3 million, partially offset by the above mentioned revenue increase.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and amounts available to be borrowed under our Amended and Restated Credit Agreement dated as of January 23, 2003 (the “2003 Credit Agreement”). On January 30, 2006, the Company entered into a new Credit Agreement (the “2006 Credit Agreement”), replacing the 2003 Credit Agreement. See Note 7, “Credit Agreement,” in the Notes to Unaudited Condensed Consolidated Financial Statements for further details. The 2006 Credit Agreement allows for term loans, swingline loans, a $60.0 million revolving credit commitment and letters of credit in an aggregate principal amount of $510.0 million.

As of December 31, 2005, we had cash and cash equivalents of $4.5 million, no amounts outstanding on the revolving credit facility under our 2003 Credit Agreement, and a working capital deficit of $45.4 million. As of December 31, 2006, we had cash and cash equivalents of $64.7 million and an outstanding balance on the revolving credit facility under our 2006 Credit Agreement of $60.0 million. This increase in working capital deficit as of December 31, 2005, primarily resulted from an $18.0 million increase in accrued expenses and other current liabilities and an $11.1 million decrease in prepaid expenses and other current assets.

We believe that available cash at December 31, 2005 should help mitigate future possible cash flow requirements. Our revolving credit commitment matures in January 2012 but may mature sooner if we do not refinance our outstanding 10.25% senior subordinated notes due May 2009 (the “2009 Notes”) on or prior to February 1, 2009 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be February 1, 2009) or we do not refinance our outstanding 8.875% senior subordinated notes due January 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”) on or prior to October 15, 2010 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be October 15, 2010). To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

At December 31, 2005, our outstanding indebtedness totaled $970.0 million, of which $419.6 million represented borrowings under our 2003 Credit Agreement and $550.0 million represented our senior subordinated notes (see discussion below). See Part II, Item 1A, “Risk Factors” in this Form 10-Q for risks associated with this indebtedness.

Cash Flows

Net cash provided by operating activities was $8.9 million for the three fiscal quarters ended December 31, 2005, as compared to $25.7 million for the three fiscal quarters ended December 27, 2004. During the three fiscal quarters ended December 31, 2005, net cash provided by operating activities was primarily attributable to $32.9 million of non-cash expenses and a $12.6 million increase in accrued expenses and other current liabilities. These items were partially offset by a $34.0 million net loss and a $4.8 million decrease in accrued interest. During the three fiscal quarters ended December 27, 2004 net cash provided by operating activities was primarily attributable to $24.2 million of non-cash expenses, a $3.9 million net decrease in deferred rack costs, a $6.1 million decrease in trade receivables, a $14.9 million decrease in inventories and a $5.6 million increase in accounts payable. These items were partially offset by a $5.6 million loss, a $6.8 million decrease in deferred revenues, an $8.6 million increase in prepaid expenses and other current assets and a $5.0 million decrease in accrued interest.

Net cash used in investing activities was $2.8 million for the three fiscal quarters ended December 31, 2005 as compared to $3.9 million for the prior comparable fiscal period. The uses of cash for investing activities for the three fiscal quarters ended December 31, 2005 were primarily attributable to $3.8 million for purchases of property and equipment and $0.6 million related to the investment in Mr. Olympia, LLC partially offset by $1.6 million related to proceeds from the sale of an investment. The uses of cash for investing activities in the three fiscal quarters ended December 27, 2004 were primarily attributable to $4.2 million for purchases of property and equipment, partially offset by $0.2 million relating to the proceeds from the sale of assets.

Net cash used in financing activities was $5.6 million for the three fiscal quarters ended December 31, 2005, as compared to $16.6 million for the prior year’s comparable period. Net cash used in financing activities for the three fiscal quarters ended December 31, 2005 primarily consisted of repayments of $104.9 million on the term loan and revolving credit facility and $1.2 million relating to the payment of deferred debt costs partially offset by borrowings of $100.5 million on the revolving credit facility. Net cash used in financing activities for the three fiscal quarters ended December 29, 2004 primarily consisted of repayments of $33.0 million on the term loan and revolving credit facility partially offset by borrowings of $18.0 million on the revolving credit facility.

Credit Agreement and Subordinated Indebtedness

Our 2003 Credit Agreement was amended in June 2005. This amendment made certain financial maintenance covenants less restrictive including the leverage ratio, senior leverage ratio, and the interest expense coverage ratio.

On January 30, 2006, we entered into the 2006 Credit Agreement, replacing our 2003 Credit Agreement. The 2003 Credit Agreement had allowed for term loans, revolving loans and letters of credit in an aggregate principal amount of up to $485.0 million. On the date of termination, aggregate extensions of credit outstanding under the 2003 Credit Agreement totaled $443.0 million plus $2.0 million of accrued interest. These amounts and approximately $5.0 million of professional and bank fees incurred to establish the 2006 Credit Agreement were paid off with $450.0 million of borrowings under the 2006 Credit Agreement.

The 2006 Credit Agreement allows for revolving loans, term loans, swingline loans and letters of credit in an aggregate principal amount of up to $510.0 million. Our revolving credit commitment matures in January 2012 but may mature sooner if we do not refinance our outstanding 2009 Notes on or prior to February 1, 2009 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be February 1, 2009) or we do not refinance our outstanding 2011 Notes on or prior to October 15, 2010 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be October 15, 2010). The 2006 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default which are similar to the 2003 Credit Agreement. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2006 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying cash dividends, incurring additional indebtedness, creating liens, making acquisition or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. We have obtained a number of waivers and amendments to the 2006 Credit Agreement since January 30, 2006. As of March 31, 2006, we were in compliance with these covenants and, as of December 31, 2005, we were in compliance with the covenants under the 2003 Credit Agreement. Although there can be no assurances, we anticipate that, based on current projections, our operating results for fiscal year 2008 will be sufficient to satisfy the financial covenants under the 2006 Credit Agreement. The indebtedness under the 2006 Credit Agreement, like the 2003 Credit Agreement, is secured by all of our assets and the assets of all of our domestic subsidiaries. In addition, our obligations are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, substantially all of our existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of our subsequently acquired or organized subsidiaries.

Included in the 2006 Credit Agreement is a $60.0 million revolving credit facility and a term loan agreement. Under the 2006 Credit Agreement, we have the right to arrange an increase in the facilities available thereunder by up to $250.0 million subject to the satisfaction of certain conditions, including arranging for one or more lenders to agree to provide such facilities and pro forma compliance with the financial covenants included therein. There can be no assurance that we would be able to arrange for any such increase in the future or satisfy such conditions. Our future ability to borrow funds under any such increase and the interest rates on those funds could be dependent on improved performance or adversely impacted by a further decline in our debt ratings and by negative conditions in the debt capital markets.

As of December 31, 2005, under the 2003 Credit Agreement, the Company had $419.6 million of borrowings under the term loan commitments and there were no amounts outstanding under the revolving credit commitment. The 2006 and 2003 Credit Agreements require the Company to pay a commitment fee ranging from 3/8% to 1/2% of the unused portion of the revolving commitment. Commitment fee payments under the 2003 Credit Agreements totaled $0.1 million and $0.2 million for the fiscal quarter and three fiscal quarters ended December 27, 2004, respectively, and $0.1 million for each of the fiscal quarter and three fiscal quarters ended December 31, 2005, respectively.

$211.3 million was payable under the 2003 Credit Agreement within twelve months at December 31, 2005. We excluded this current portion of the 2003 Credit Agreement from current liabilities on our December 31, 2005 Unaudited Condensed Consolidated Balance Sheet as the current portion of the 2003 Credit Agreement was replaced by the long-term portion of the 2006 Credit Agreement on January 30, 2006. Borrowings under the term loan commitments included in the 2006 Credit Agreement are payable in varying quarterly installments commencing in fiscal year 2009.

The Company is required to make Excess Cash Flow payments (as defined under both the 2003 and 2006 Credit Agreements), which are applied ratably to the then outstanding term loans. There were no required Excess Cash Flow payments for the fiscal quarter and three fiscal quarters ended December 31, 2005.

The effective interest rate under the 2003 Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of December 31, 2005, was 7.0%. The weighted-average effective interest rates were 4.9% and 4.4% for the fiscal quarter and three fiscal quarters ended December 27, 2004, respectively, and 6.9% and 6.4% for the fiscal quarter and three fiscal quarters ended December 31, 2005, respectively. The increase in the effective interest rate is tied to the increase in LIBOR over the past year.

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable rate debt. The agreement, which expired on January 15, 2007, had a notional amount of $150.0 million. Under that agreement, we received a fixed rate of 8.875% and paid LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment.

We have recorded a liability for the swap agreement at its fair value of $2.3 million and $3.2 million as of March 31, 2005 and December 31, 2005, respectively. The change in the fair value of the swap has been recognized as a net addition to interest expense of $0.8 million and $2.1 million for the fiscal quarter and three fiscal quarters ended December 27, 2004, respectively, and $0.6 million and $0.9 million for the fiscal quarter and three fiscal quarters ended December 31, 2005, respectively. On January 15, 2004, we received $1.6 million in connection with the interim settlement of this swap agreement. On July 15, 2004, we received $1.2 million in connection with the interim settlement of this swap agreement. On January 18, 2005, we received $0.2 million in connection with the interim settlement of this swap agreement. On July 15, 2005, we received $0.2 million in connection with the interim settlement of this swap agreement. On January 15, 2006, we paid $1.2 million in connection with the interim settlement of this swap agreement. On July 28, 2006, we paid $1.6 million in connection with the interim settlement of this swap agreement. At each reset date we either receive or pay money based on the current interest rates as of that date. The final settlement date was January 15, 2007, which coincided with the swap agreement termination date. On January 24, 2007, we paid $1.6 million in connection with the final settlement of this swap agreement.

We are subject to interest risk on our credit facilities and any future financing requirements.

Our fixed rate debt consists primarily of senior subordinated notes.

On May 7, 1999, we issued $250.0 million in aggregate principal amount of our 2009 Notes. The notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness. These notes rank equally with all the Company’s existing and future senior subordinated indebtedness. The notes are guaranteed on a senior subordinated basis by all of the Company’s domestic subsidiaries.

On February 14, 2002, we issued $150.0 million in aggregate principal amount of our 2009 Notes through a private placement. The gross proceeds from the offering were $150.8 million including a premium on the notes of $0.8 million. We used the gross proceeds of the offering (a) to make a $75.4 million distribution to the LLC, (b) to prepay $68.4 million of the term loans under our then existing credit agreement and (c) to pay transaction costs. These notes are unsecured and subordinated in right of payment to all the Company’s existing and future senior indebtedness. These notes rank equally with all the Company’s existing and future senior subordinated indebtedness. These notes are guaranteed on a senior subordinated basis by all of the Company’s domestic subsidiaries. These notes, together with the senior subordinated notes issued in May 1999, constitute a single series of debt securities.

On January 23, 2003, we issued $150.0 million aggregate principal amount of our 2011 Notes through a private placement. The net proceeds from the offering were $145.9 million, including a discount on the notes of $4.1 million. We used the net proceeds of the offering to (a) fund the acquisition of Weider Publications LLC, and (b) pay transaction costs. These notes are unsecured and subordinated in right of payment to all the Company’s existing and future senior indebtedness. These notes rank equally with all of the Company’s existing and future senior subordinated indebtedness. These notes are guaranteed on a senior subordinated basis by all of the Company’s domestic subsidiaries.

As of February 13, 2006, we entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “February 2006 Waiver”). The February 2006 Waiver, among other things, provided for the waiver (the “Restatement Waiver”) of certain specified defaults or events of default for specified periods under the 2006 Credit Agreement as a result of the Restatement so long as the Restatement did not result in changes in operating income and Consolidated EBITDA (calculated in accordance with the 2006 Credit Agreement) in excess of certain specified amounts for specified periods. The February 2006 Waiver also provided for (a) an extension of the period for delivery of the Company’s financial statements for the quarter ended

December 31, 2005, until June 28, 2006 (at which point the restated financial statements for prior periods were also to be delivered), (b) the waiver (the “Cross Default Waiver”) of any cross default resulting from any failure by the Company to comply with the indentures governing its senior subordinated notes by failing to timely file its periodic reports with the SEC unless the trustee or the noteholders deliver certain notices to the Company with respect to its failure to comply with its reporting covenants or commence any proceeding with respect to their rights and remedies thereunder, (c) the continued treatment of display rack costs as capital expenditures for purposes of the 2006 Credit Agreement, (d) an increase in the margins applicable to borrowings under the 2006 Credit Agreement during the period that the Restatement was in process, and (e) additional limitations (the “Additional Limitations”) affecting the Company’s ability to repurchase its outstanding senior subordinated notes, make certain restricted payments and to give consideration to noteholders to waive the failure to comply with the reporting covenant under its indentures, in each case during the period that the Restatement was in process. The February 2006 Waiver also provided for an increase in margins applicable to borrowings in the event of a downgrade in the ratings by Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services of the debt under the 2006 Credit Agreement to the extent such downgrade is effective within one month after completion of the Restatement and was expressly attributable to the Restatement. Pursuant to the February 2006 Waiver, we paid amendment fees in cash equal to $1.00 per $1,000 of the outstanding and available credit facilities (totaling $510.0 million) under the 2006 Credit Agreement, for an aggregate payment of $0.5 million.

On March 17, 2006, we entered into (i) a Waiver and Consent Agreement with certain holders of our 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Waiver and Consent Agreement with certain holders of our 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “March 2006 Subordinated Debt Consent Agreements”). Pursuant to the March 2006 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes waived defaults related to the Company’s failure to comply with its reporting requirements under the indentures pursuant to which the Notes were issued (the “Indentures”) resulting from its announced intention to file the Restatement. The March 2006 Subordinated Debt Consent Agreements also required the Company to make a cash payment to each holder of Notes of $10.00 per $1,000 in principal amount of Notes held by such holder, for an aggregate payment to all Note holders of $5.5 million. In addition, pursuant to the requirements of the March 2006 Subordinated Debt Consent Agreements, on March 17, 2006, the Company entered into (i) a Third Supplemental Indenture, dated as of March 17, 2006, among the Company, the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the Indenture governing the 2009 Notes, and (ii) a First Supplemental Indenture, dated as of March 17, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “March 2006 Supplemental Indentures”). The principal purpose of the March 2006 Supplemental Indentures was to amend the related Indenture to (i) extend the time by which the Company must file its periodic reports and (ii) require the Company to meet specified leverage ratios for specified future periods.

On June 23, 2006, we entered into another Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “June 2006 Waiver”). The June 2006 Waiver, among other things, provided for (i) extensions of the Restatement Waiver (with certain changes to the conditions), the Cross Default Waiver and the Additional Limitations, (ii) an extension of the deadline for delivery of the Company’s financial statements for periods through June 30, 2006, (iii) certain amendments and waivers to the financial covenants under the 2006 Credit Agreement, (iv) the approval of the sale of the assets as described in Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements, and (v) the approval of certain other changes relating to the foregoing items. Pursuant to the June 2006 Waiver, we paid amendment fees in cash equal to $2.50 per $1,000 of the outstanding and available credit facilities (totaling $510.0 million) under the 2006 Credit Agreement, for an aggregate payment of $1.3 million.

On June 26, 2006, we entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “June 2006 Subordinated Debt Consent Agreements”). Pursuant to the June 2006 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes provided their consents to specified amendments to the Indentures. Pursuant to the June 2006 Subordinated Debt Consent Agreements, the Company paid in cash $2.50 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $1.4 million. In addition, pursuant to the requirements of the June 2006 Subordinated Debt Consent Agreements, the Company entered into (i) a Fourth Supplemental Indenture, dated as of June 26, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Second Supplemental Indenture, dated as of June 26, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “June 2006 Supplemental Indentures”). The principal purpose of the June 2006 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its quarterly report on Form 10-Q for the quarter ended December 31, 2005 (the “Third Quarter 2006 Form 10-Q”) to August 15, 2006, (ii) its annual report on Form 10-K for the fiscal year ended March 31, 2006 (the “2006 Form 10-K”) to September 15, 2006 and (iii) the quarterly report on Form 10-Q for the quarter ended June 30, 2006 (the “First Quarter 2007 Form 10-Q”) to September 29, 2006.

On August 18, 2006, we entered into another Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “August 2006 Waiver”). The August 2006 Waiver, among other things, provided for (i) extensions of the Restatement Waiver, the Cross Default Waiver and the Additional Limitations and (ii) an extension of the deadline for delivery of our financial statements for periods through September 30, 2006. Pursuant to the August 2006 Waiver, we paid amendment fees in cash equal to $1.25 per $1,000 of the outstanding and available credit facilities (totaling $510.0 million) under the 2006 Credit Agreement, for an aggregate payment of $0.6 million.

On August 18, 2006, we entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “August 2006 Subordinated Debt Consent Agreements”). Pursuant to the August 2006 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes provided their consents to specified amendments to the Indentures. Pursuant to the August 2006 Subordinated Debt Consent Agreements the Company paid in cash $1.25 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $0.7 million. In addition, pursuant to the requirements of the August 2006 Subordinated Debt Consent Agreements, on August 18, 2006, the Company entered into (i) a Fifth Supplemental Indenture, dated as of August 18, 2006, among the Company, the Note Guarantors names therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Third Supplemental Indenture, dated as of August 18, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “August 2006 Supplemental Indentures”). The principal purpose of the August 2006 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its Third Quarter 2006 Form 10-Q to October 31, 2006, (ii) its 2006 Form 10-K to October 31, 2006, (iii) its First Quarter 2007 Form 10-Q to December 15, 2006 and (iv) its quarterly report on Form 10-Q for the quarter ended September 30, 2006 (the “Second Quarter 2007 Form 10-Q”) to January 31, 2007.

On October 26, 2006, we entered into another Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “October 2006 Waiver”). The October 2006 Waiver, among other things, provided for (i) extensions of the Restatement Waiver, the Cross Default Waiver and the Additional Limitations, (ii) an extension of the deadline for delivery of our financial statements for periods through December 31, 2006 and (iii) certain amendments and waivers to the financial covenants under the 2006 Credit Agreement. Pursuant to the October 2006 Waiver, we paid amendment fees in cash equal to $2.50 per $1,000 of the outstanding and available credit facilities (totaling $510.0 million) under the 2006 Credit Agreement, for an aggregate payment of $1.3 million. Under the October 2006 Waiver, the period for extension of the deadlines for delivery of our financial statements was contingent on obtaining similar extensions from the holders of the 2009 Notes and 2011 Notes (we subsequently obtained such extensions but were required to pay additional fees under the October 2006 Waiver equal to $1.25 per $1,000 of the outstanding and available credit facilities because we paid similar fees to the holders of the 2009 Notes and 2011 Notes to obtain such extensions).

On November 2, 2006, the Company entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “November 2006 Subordinated Debt Consent Agreements”). Pursuant to the November 2006 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes provided their consents to specified amendments to the Indentures. Pursuant to the November 2006 Subordinated Debt Consent Agreements, the Company paid in cash $2.50 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $1.4 million. In addition, pursuant to the requirements of the November 2006 Subordinated Debt Consent Agreements, on November 2, 2006, the Company entered into (i) a Sixth Supplemental Indenture, dated as of November 2, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Fourth Supplemental Indenture, dated as of November 2, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “November 2006 Supplemental Indentures”). The principal purpose of the November 2006 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its Third Quarter 2006 Form 10-Q to January 16, 2007, (ii) its 2006 Form 10-K to January 16, 2007, (iii) its First Quarter 2007 Form 10-Q to February 15, 2007 (iv) its Second Quarter 2007 Form 10-Q to February 15, 2007 and (v) its quarterly report on Form 10-Q for the quarter ended December 31, 2006 (the “Third Quarter 2007 Form 10-Q”) to February 15, 2007. In addition, each of the November 2006 Supplemental Indentures permits the Company, upon notice to the trustee, to extend the filing dates of (x) the Third Quarter 2006 Form 10-Q and the 2006 Form 10-K to February 15, 2007 in return for a cash payment to all holders of Notes equal to $1.25 per $1,000 principal amount and (y) the First Quarter 2007 Form 10-Q, the Second Quarter 2007 Form 10-Q and the Third Quarter 2007 Form 10-Q to March 15, 2007 in return for a cash payment to all holders of Notes equal to $1.25 per $1,000 principal amount.

In January 2007, pursuant to the November 2006 Supplemental Indentures, we extended the filing date for the Third Quarter 2006 Form 10-Q and the 2006 Form 10-K to February 15, 2007. In February 2007, pursuant to the November 2006 Supplemental Indentures, we extended the filing date of the First Quarter 2007 Form 10-Q, the Second Quarter 2007 Form 10-Q and the Third Quarter 2007 Form 10-Q, respectively, to March 15, 2007. Accordingly, in January 2007, we paid in cash $1.25 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all note holders of $0.7 million. In addition, in February 2007, we paid in cash $1.25 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $0.7 million.

On February 9, 2007, we entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “February 2007 Waiver”). The February 2007 Waiver provided, among other things, for an extension of the existing waiver of certain specified defaults or events of default for specified periods under the 2006 Credit Agreement as a result of the Restatement, so long as the Restatement does not result in changes in operating income and Consolidated EBITDA (calculated in accordance with the 2006 Credit Agreement) in excess of certain specified amounts for specified periods as amended pursuant to the February 2007 Waiver. The February 2007 Waiver also provided, among other things for (a) the extension for delivery of the Company’s financial statements for (i) the fiscal quarter ended December 31, 2005 to March 15, 2007, (ii) the fiscal year ended March 31, 2006 to March 15, 2007, (iii) the fiscal quarter ended June 30, 2006 to April 15, 2007, (iv) the fiscal quarter ended September 30, 2006 to April 15, 2007 and (v) the fiscal quarter ended December 31, 2006 to April 15, 2007 (failure to satisfy the foregoing delivery deadlines does not become an “Event of Default” under the 2006 Credit Agreement unless such failure continues unremedied for 30 days after the Company receives notice of such failure from the administrative agent), (b) the continuing waiver of any cross default resulting from any failure by the Company to comply with the indentures governing its senior subordinated notes by failing to timely file its periodic reports with the SEC, unless the trustee or the noteholders (i) deliver certain notices to the Company as a result of the Company’s failure to comply with its reporting covenants or (ii) commence any proceeding with respect to their rights and remedies thereunder, (c) an increase in the margins applicable to borrowings under the 2006 Credit Agreement, (d) certain additional reporting requirements for a limited period, (e) certain amendments and waivers to the financial covenants under the 2006 Credit Agreement, (f) the issuance of additional notes to the holders of the Company’s bonds under certain circumstances, (g) the continuation of limitations affecting the Company’s ability to (i) repurchase its outstanding senior subordinated notes, (ii) make certain restricted payments and (iii) give consideration to noteholders to waive the failure to comply with the reporting covenant under its indentures, in each case during the period that the Restatement is in process, and (h) a further increase in margins applicable to borrowings in the event of a specified downgrade in the ratings by Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services of the debt under the 2006 Credit Agreement or in the event certain payments are made to the holders of the Company’s outstanding bonds. Pursuant to the February 2007 Waiver, we paid an amendment fee in cash to lenders who approved the February 2007 Waiver equal to $1.25 per $1,000 in principal amount of the outstanding and available credit facilities of such lenders resulting in an aggregate payment of $0.5 million.

On February 15, 2007, we entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “February 2007 Subordinated Debt Consent Agreements”). Pursuant to the February 2007 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes have provided their consents to specified amendments to the Indentures. Pursuant to the February 2007 Subordinated Debt Consent Agreements, we paid in cash $1.25 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $0.7 million. In addition, pursuant to the requirements of the February 2007 Subordinated Debt Consent Agreements, on February 15, 2007, we entered into (i) a Seventh Supplemental Indenture, dated as of February 15, 2007, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Fifth Supplemental Indenture, dated as of February 15, 2007, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “February 2007 Supplemental Indentures”). The principal purpose of February 2007 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its Third Quarter 2006 Form 10-Q to April 16, 2007 and (ii) its 2006 Form 10-K to April 16, 2007. In addition, each of the February 2007 Supplemental Indentures permits the Company, upon notice to the trustee, to extend the filing dates of its First Quarter 2007 Form 10-Q, the Second Quarter 2007 Form 10-Q and the Third Quarter 2007 Form 10-Q, respectively, from March 15, 2007 to May 15, 2007 in return for a cash payment to all holders of Notes equal to $1.25 per $1,000 principal amount. We have extended the filing dates for these three quarterly reports to May 15, 2007.

We have no material assets or operations other than the investments in our subsidiaries. The senior subordinated notes are unconditionally guaranteed, on a senior subordinated basis, by all of our domestic subsidiaries. Each domestic subsidiary that will be organized in the future by us, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the senior subordinated notes on a senior subordinated basis. Subordinated note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. The note guarantors are comprised of all of our domestic subsidiaries. Subordinated note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the 2006 Credit Agreement, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the 2006 Credit Agreement. Furthermore, the indentures permit note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations.

We believe that so long as the factors set forth in the paragraph immediately above remain true and correct, under applicable SEC rules and regulations, our note guarantors will not need to individually comply with the reporting requirements of the Exchange Act, nor will we have to include separate financial statements and other disclosures concerning each of the note guarantors in our Exchange Act reports.

At March 31, 2005, December 31, 2005 and February 28, 2007, our short- and long-term debt was rated by the two major credit-rating agencies listed below. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant.

Credit Rating Agency	Date	Long-Term Debt
Moody’s	March 31, 2005	Ba3
	December 31, 2005	Caa1
	February 28, 2007	Caa2

Standard & Poor’s	March 31, 2005	B
	December 31, 2005	CCC+
	February 28, 2007	CCC-

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. This statement revises FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in their statements of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective for us in the first quarter of fiscal year 2007. We do not expect that the adoption of SFAS No. 123(R) will have a material impact on the results of our operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in our fiscal year 2007. We do not expect that the adoption of this standard will have a material impact on the results of our operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for us for accounting changes and corrections of errors made in fiscal year 2007. We do not expect that SFAS No. 154 will have a material impact on the results of our operations, financial position or cash flows.

In June 2006, the FASB issued Financial Interpretation Number (“FIN”) 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 prescribes that tax positions that meet a more-likely-than-not recognition threshold be measured to determine the amount of benefit to be recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us beginning in fiscal year 2008. We are currently evaluating the impact, if any, that FIN 48 will have on the results of our operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for us beginning in the first quarter of fiscal year 2009. We are currently evaluating the impact, if any, that SFAS No. 157 will have on the results of our operations, financial position or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement. SAB No. 108 requires that companies utilize a “dual-approach” to assessing the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focused and balance sheet focused assessment. SAB No. 108 is effective for our fiscal year 2007. We are currently evaluating the impact of the adoption of SAB No. 108, but do not expect that it will have a significant impact on the results of our operations, financial position or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks that are inherent in our financial statements. We are subject to interest rate risk on our credit facilities and any future financing requirements. Our fixed rate debt consists primarily of senior subordinated notes.

Our primary market risk exposures relate to (1) the interest rate risk on long-term borrowings, (2) our ability to refinance our senior subordinated notes at maturity at market rates, (3) the impact of interest rate movements on our ability to meet interest expense requirements and comply with financial covenants, (4) the impact of interest rate movements on our ability to obtain adequate financing to fund acquisitions, (5) the impact of paper or postage cost increases and (6) the impact of changes in distribution and placement costs. We manage the interest rate risk on our outstanding long-term debt through our use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our ability to refinance existing debt, we continue to evaluate our financial position on an ongoing basis.

Interest rate changes affect our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt would have resulted in a change of $4.3 million in our interest expense for the three fiscal quarters ended December 31, 2005.

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable rate debt. The agreement, which expired on January 15, 2007, had a notional amount of $150.0 million. Under that agreement, we received a fixed rate of 8.875% and paid LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment.

We have recorded a liability for the swap agreement at its fair value of $2.3 million and $3.2 million as of March 31, 2005 and December 31, 2005, respectively. The change in the fair value of the swap has been recognized as a net addition to interest expense of $0.8 million and $2.1 million for the fiscal quarter and three fiscal quarters ended December 27, 2004, respectively, and $0.6 million and $0.9 million for the fiscal quarter and three fiscal quarters ended December 31, 2005, respectively. On January 15, 2004, we received $1.6 million in connection with the interim settlement of this swap agreement. On July 15, 2004, we received $1.2 million in connection with the interim settlement of this swap agreement. On January 18, 2005, we received $0.2 million in connection with the interim settlement of this swap agreement. On July 15, 2005, we received $0.2 million in connection with the interim settlement of this swap agreement. On January 15, 2006, we paid $1.2 million in connection with the interim settlement of this swap agreement. On July 28, 2006, we paid $1.6 million in connection with the interim settlement of this swap agreement. At each reset date we either receive or pay money based on the current interest rates as of that date. The final settlement date was January 15, 2007, which coincided with the swap agreement termination date. On January 24, 2007, we paid $1.6 million in connection with the final settlement of this swap agreement.

Exchange Rate Sensitivity

We face exposures to adverse movements in foreign currency exchange rates, as a portion of our revenues, expenses, assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the British pound, the Canadian dollar, and the Euro. These exposures may change over time as business practices evolve. Currently, we do not hold any derivatives contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

Item 4.	Controls and Procedures

Pursuant to Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that a material weakness existed in our internal control over financial reporting. As a result of this material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective. It was determined that the material weakness in internal control over financial reporting as of March 31, 2005 related to the fact that we lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements to resolve non-routine or complex accounting matters. This material weakness continued to exist as of December 31, 2005.

Subsequent to March 31, 2005, the Company’s board of directors and management took steps to remediate the material weakness described above, including the hiring in December 2005 of a new chief financial officer who served from January 2006 to August 2006. That chief financial officer, as part of his review of the Company’s accounting practices, found a number of issues which he brought to the attention of the Company’s board of directors and senior management. Consequently, on February 8, 2006, the board of directors concluded that the Company’s previously issued financial statements included or otherwise summarized in its Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (including the accompanying report of the Company’s independent registered public accounting firm) and its Quarterly Reports on Form 10-Q for each of the quarters ended June 30, 2005 and September 30, 2005 should no longer be relied upon.

In connection with the then chief financial officer’s review, and the continued review by a new chief financial officer hired in August 2006, a number of errors were found in the Company’s previously issued unaudited condensed consolidated financial statements. The errors are discussed in greater detail in Note 2, “Restatement of Previously Issued Financial Statements,” in the Notes to Unaudited Condensed Consolidated Financial Statements included herein. In addition, the audit committee of the Company’s board of directors, aided by an independent law firm and forensic accountants, conducted an inquiry.

Based on further evaluations performed by management with assistance from its consultants, and based on information obtained in connection with the audit committee’s inquiry, management identified additional deficiencies related to the internal control system, including deficiencies in the controls related to the Company’s monthly financial close and financial reporting processes and accounting systems. Specifically, the deficiencies resulted from the absence of the following controls: (i) oversight of accounting and financial reporting personnel; (ii) certain key reconciliation controls; (iii) controls over the appropriate application of generally accepted accounting principles; (iv) review procedures; (v) controls over the ability of financial management to override financial reporting and accounting systems; (vi) controls over information technology system development, program changes, system access and end-user computing; and (vii) an effective control environment. Management evaluated the impact of the deficiencies and has concluded that each of the control deficiencies described above represents a material weakness as of December 31, 2005.

Based on the inquiry commenced by the audit committee and on recommendations made by the audit committee and its advisors, the Company’s board of directors and its senior management implemented a number of remedial actions, including the hiring of a new chief accounting officer and other members of its financial reporting staff, as well as a new executive vice president of consumer marketing responsible for subscription circulation data and processes. Other remedial actions are also being implemented. The Company also continues to take steps to enhance its financial close process and financial reporting system. Although such efforts are well underway, these enhancements will not be considered effective until the remedial process is implemented in full and operational for a period of time, and our principal executive officer and principal financial officer conclude that our disclosure controls and procedures are operating effectively. As of December 31, 2005, therefore, our disclosure controls and procedures continued to be ineffective.

In light of the material weaknesses described above, the Company performed additional procedures to ensure that the unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management has concluded that the Company’s unaudited condensed consolidated financial statements for the periods covered in this Form 10-Q are fairly stated in all material aspects in accordance with generally accepted accounting principles.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Because the focus of some of our publications often involves celebrities or controversial subjects, the risk of defamation or invasion of privacy litigation exists. Our experience indicates that the claims for damages made in such lawsuits are usually defensible and heavily inflated and, in any event, any reasonably foreseeable material liability or settlement would likely be covered by insurance. There are currently no claims pending that we believe would have a material adverse effect on our operations.

Item 1A.	Risk Factors

Our business faces many risks. We have described below some of the more significant risks that we face. There may be additional risks that we do not yet know of or that we do not currently perceive to be significant that may also impact our business. Each of the risks and uncertainties described below could lead to events or circumstances that have a material adverse effect on our business, results of operations, cash flows, financial condition and business prospects, which in turn could negatively affect the value of the Company.

GENERAL ECONOMIC TRENDS, AS WELL AS TRENDS IN ADVERTISING SPENDING AND COMPETITION, MAY REDUCE OUR ADVERTISING AND CIRCULATION REVENUES.

Our advertising and circulation revenues are subject to the risks arising from adverse changes in domestic and global market conditions (i.e., increases in gas prices and interest rates) and possible shifting of advertising spending amongst media. Extraordinary weather conditions, such as hurricanes (i.e., Hurricane Katrina in fiscal year 2006), can impact newsstand sales, advertising revenues and other revenues like distribution. Any adverse impact of economic conditions on the Company is difficult to predict but it may result in reductions in advertising and circulation revenue. Additionally, if geopolitical events negatively impact the economy, our results of operations may be adversely affected.

Our circulation revenues are subject to the risks arising from our ability to institute price increases for our print products and are affected by: competition from other publications and other forms of media available in the Company’s various markets; changing consumer lifestyles resulting in decreasing amounts of free time; declining frequency of regular magazine buying among young people; and increasing costs of circulation acquisition.

OUR SUBSTANTIAL DEBT COULD IMPAIR OUR ABILITY TO OPERATE AND EXPOSE US TO CERTAIN RISKS.

Our future performance could be affected by our substantial amount of debt. As of February 28, 2007, our total principal amount of outstanding debt was approximately $1.1 billion, consisting of $510.0 million principal amount of debt under our credit facility and $550.0 million principal amount of two series of senior subordinated notes under our indentures. In addition, subject to certain exceptions, the covenants in our credit facility restrict us from paying cash dividends, incurring additional debt, entering into certain mergers or consolidations, making capital expenditures and selling or otherwise disposing of assets. See Note 7, “Credit Agreement,” and Note 8, “Senior Subordinated Indebtedness,” to the Notes to Unaudited Condensed Consolidated Financial Statements included herein for a discussion of certain waivers we have obtained.

Our high level of debt could have important consequences for the Company, including the following:

•	we may have difficulty refinancing our debt in the future for working capital, capital expenditures, acquisitions or other purposes;

•

we will need to use a large portion of the money generated by our operations to pay principal and interest on our debt under our credit facility and our senior subordinated notes, which will reduce the amount of money available to us to finance our operations and other business activities;

•	some of our debt under our credit facility has a variable rate of interest, which exposes us to the risk of increased interest rates;

•	we may have a much higher level of debt than certain of our competitors, which may put us at a competitive disadvantage;

•	our debt level makes us more vulnerable to economic downturns and adverse developments in our business;

•	our debt level reduces our flexibility in responding to changing business and economic conditions, including increased competition in the publishing industry; and

•	our debt level limits our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategy.

Under our credit facility, we also must comply with certain specified financial ratios and tests. If we do not comply with these or other covenants and restrictions contained in our credit facility, we could default under our credit facility. Our outstanding debt under our credit facility, together with accrued interest, could then be declared immediately due and payable. Our ability to comply with such provisions may be affected by events beyond our control. Moreover, the instruments governing almost all of our debt contain cross-default provisions so that a default under any of our debt may result in a default under our other debt. If a cross-default occurs, the maturity of almost all of our debt could be accelerated and become immediately due and payable. If that happens, we would not be able to satisfy our debt obligations, which would have a substantial adverse effect on our ability to continue as a going concern.

Obligations under our credit facility are secured by a security interest in substantially all of our assets and the assets of all of our domestic subsidiaries. In addition, our obligations under our credit facility are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, substantially all of our existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of our subsequently acquired or organized subsidiaries. If we or one of our restricted subsidiaries are declared bankrupt or insolvent or if we default under our credit facility, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such debt, the lenders could foreclose on the pledged stock of our subsidiaries and on the assets in which they have been granted a security interest, even if an event of default exists under either series of our senior subordinated notes at such time.

OUR FAILURE TO COMPLY WITH CERTAIN REPORTING COVENANTS UNDER THE INSTRUMENTS GOVERNING OUR DEBT MAY RESULT IN THE ACCELERATION OF OUR DEBT.

Under our indentures, we are required to timely file our periodic reports with the Securities and Exchange Commission (“SEC”) and provide them to the trustees and holders of our senior subordinated notes.

On February 15, 2007, we received consents from the holders of a majority in principal amount of each series of our senior subordinated notes that permitted us to amend our indentures to extend the date by which we are required to file certain of our periodic reports with the SEC and provide them to the trustees and holders of our senior subordinated notes. As a result of these consents, we obtained an extension of the period in which we could file our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2006, September 30, 2006 and December 31, 2006 until March 15, 2007. Upon notice and in return for a cash payment to the holders of the senior subordinated notes, we have further extended the filing dates for these quarterly reports to May 15, 2007.

Accordingly, the failure to file any of these periodic reports with the SEC and furnish it to the trustees and holders of our senior subordinated notes prior to these deadlines will become a default under our indentures, unless we successfully negotiate further consents to amend the indentures. Such a default would allow the required percentage of holders of a series of senior subordinated notes to deliver a notice of default to the trustee or to us. After receipt of any notice of default, we would have a 30-day grace period to cure the default before it becomes an event of default under our indentures. If we fail to cure such default within such 30-day grace period, the trustee or such holders would have a right to accelerate the maturity of the senior subordinated notes. The receipt of such notice would also trigger a default under our credit facility.

Under our credit facility, we are required to furnish the lenders with audited financial statements for each of our fiscal years within 90 days after the end of that fiscal year and interim financial statements for each of the first three quarters of each of our fiscal years within 60 days after the end of that quarter. We have received waivers from the lenders under our credit facility to extend the deadline for delivery of our financial statements for the fiscal quarters ended June 30, 2006, September 30, 2006 and December 31, 2006 to April 15, 2007. The lenders have also waived the cross-default provision triggered by the failure to file our periodic reports for such periods, unless a notice of default is delivered under our indentures as a result of any such failure or the trustee or the requisite holders of our senior subordinated notes otherwise commence any proceeding with respect to the exercise of any material rights or remedies that may be exercised based upon any such failure. We have also received waivers from the lenders under our credit facility of certain specified defaults or events of default for specified periods under the 2006 Credit Agreement as a result of the Restatement so long as the Restatement did not result in changes in operating income and Consolidated EBITDA (calculated in accordance with the 2006 Credit Agreement) in excess of certain specified amounts for specified periods. We are required to deliver our restated financial statements complying with such conditions with respect to the fiscal years ended March 29, 2004 and March 31, 2005 on or prior to March 15, 2007 and with respect to the fiscal quarters ended June 30, 2005 and September 30, 2005 on or prior to April 15, 2007.

If we fail to deliver prior to the deadlines described above, the lenders would have the right to deliver a notice of default under the 2006 Credit Agreement, which would trigger a 30-day grace period at the end of which the lenders would have the right to accelerate the maturity of the debt under our credit facility. If any such acceleration were to occur, we may be unable to meet our payment obligations. We cannot assure you that under such circumstances we would be able to refinance our debt, whether through the capital markets or otherwise, on commercially reasonable terms, or at all.

WE MAY NOT BE ABLE TO REALIZE EXPECTED BENEFITS FROM COST SAVINGS AND REVENUE ENHANCEMENT INITIATIVES.

We are implementing certain cost savings initiatives and revenue enhancement opportunities during the quarter ended March 31, 2007 that are expected to result in $19.0 million to $20.0 million of cost savings and $17.0 million to $18.0 million of revenue enhancements during fiscal year 2008. Cost savings include the rationalization of unprofitable subscriptions, production savings and headcount reductions. Revenue enhancements include cover price increases on selected titles other than Star, advertising rate increases in our Newspaper, Women’s Health and Fitness and Celebrity Publications other than Star and certain online initiatives that require minimal investment. We may not be able to realize some or all of these initiatives.

A DOWNGRADE IN THE RATINGS OF THE SECURITIES OF OUR COMPANY COULD RESULT IN INCREASED INTEREST AND OTHER FINANCIAL EXPENSES RELATED TO FUTURE BORROWINGS OF OUR COMPANY AND COULD RESTRICT OUR ACCESS TO ADDITIONAL CAPITAL OR TRADE CREDIT.

Standard and Poor’s Ratings Services and Moody’s Investors Service maintain credit ratings on us. At February 28, 2007, our short- and long-term debt was rated “CCC-” by Standard & Poor’s and “Caa2” by Moody’s. Each of these ratings is currently below investment grade. Any decision by these or other ratings agencies to downgrade such ratings in the future could result in increased interest and other financial expenses relating to our future borrowings and could restrict our ability to obtain additional financing on satisfactory terms. In addition, any downgrade could restrict our access to, and negatively impact the terms of, trade credit extended by our suppliers of materials.

OUR NEWSPAPERS HAVE EXPERIENCED DECLINES IN SINGLE COPY CIRCULATION.

We believe that the principal factors contributing to these declines in circulation include: (1) increased competition from other publications and forms of media, such as certain newspapers, television and radio programs and Internet sites concentrating on celebrity news; (2) a general industry-wide decline in single copy circulation of individual publications due to an increasing number of publications in the industry; and (3) diminished service levels from wholesalers who distribute our magazines to retailers and fill the pockets at checkout counters as a result of consolidation among wholesalers and their related efforts to cut expenses.

Historically, we have been able to offset some of the declines in single copy circulation, in part, through increases in cover prices. We cannot assure you that we will be able to increase cover prices without decreasing circulation, or be able to take other measures, such as increasing advertising revenue rates or pages, and decrease promotion expenses of our titles to offset such circulation declines, or that the single copy circulation declines described above will be reversed. Continued declines in circulation could have a material adverse effect on our business or financial performance.

IF WE FAIL TO IMPLEMENT OUR BUSINESS STRATEGY, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

Our future financial performance and success are dependent in large part upon our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to improve our operating results. In particular, we cannot assure you that we will be able to increase circulation of our publications, obtain new sources of advertising revenues, generate additional revenues by building on the brand names of our publications, attract new clients for Distribution Services, Inc. (“DSI”) or raise the cover prices of our publications without causing a decline in circulation. Furthermore, any growth through acquisitions and investments will be dependent upon identifying suitable acquisition or investment candidates and successfully consummating such transactions and integrating the acquired operations at reasonable costs. We may not successfully integrate any acquired businesses and may not achieve anticipated revenue and cost benefits.

Such acquisitions and investments may require additional funding which may be provided in the form of additional debt, equity financing or a combination thereof. We cannot assure you that any such additional financing will be available to us on acceptable terms or at all or that we will be permitted under the terms of our credit facility (or any replacement thereof) or under the terms of our indentures to obtain such financing for such purpose.

Any failure to successfully implement our business strategy may adversely affect our ability to service our indebtedness, including our ability to make principal and interest payments on the debt. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

TERRORIST ATTACKS AND OTHER ACTS OF VIOLENCE OR WAR MAY AFFECT THE FINANCIAL MARKETS AND OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Terrorist attacks may negatively affect our operations and financial condition. There can be no assurance that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our retailers and customers. These events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and world financial markets and economy. They could result in an economic recession in the United States or abroad. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF THE PRICE OF PAPER OR POSTAGE INCREASES.

Our operating income may be significantly affected by changes in the price of paper used in our publications, or changes in the cost of postage to mail our subscription publications. If paper or postage prices increase in the future and we cannot pass these costs on to our customers, such increases may have a material adverse effect on us.

WE OPERATE IN A VERY COMPETITIVE BUSINESS ENVIRONMENT.

Star, National Enquirer, Globe, National Examiner, Weekly World News, Sun, Mira! and Country Weekly compete in varying degrees with other publications sold at retailers’ checkout counters, as well as forms of media concentrating on celebrity news, such as certain newspapers, magazines and television and radio programs. We believe that historical declines in single copy circulation of National Enquirer, Globe and National Examiner have resulted in part from increased competition from these publications and forms of media. Competition for circulation is largely based upon the content of the publication, its placement in retail outlets and, to a lesser extent, its price. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results. Certain of our competitors have substantially larger operating staffs, greater capital resources and greater revenues from their publications. In this respect, we may be at a competitive disadvantage with such entities. We believe that currently our most significant direct competitors in the print media are Time Warner Inc. (which publishes People, In Style and Entertainment Weekly), Wenner Media, Inc. (which publishes US Weekly and Men’s Journal), Rodale Inc. (which publishes Men’s Health and Women’s Health), Bauer Publishing (which publishes In-Touch and Life & Style), Conde Nast Publications, Inc. (which publishes Self) and Northern & Shell North America Ltd. (which publishes OK!). As use of the Internet and new on-line ventures focusing on celebrity news increase, we will face additional competition.

In addition we compete with many other companies providing marketing and distribution services, such as full-service national distributors, wholesalers and publishers with their own marketing organizations. Certain of our competitors have substantially larger operating staffs and greater capital resources. In this respect, we may be at a competitive disadvantage with such entities.

Increased competition may result in less demand for our products and services which may have a material adverse effect on our business, results of operations and financial condition.

OUR PERFORMANCE COULD BE ADVERSELY AFFECTED IF WE LOSE OUR KEY PERSONNEL.

We believe that our success is largely dependent on the abilities and experience of our senior management team. The loss of the services of one or more of these senior executives could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies. We have entered into employment contracts with our senior management team, all of which contain non-compete provisions. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations. In addition, the Restatement may affect our ability to attract and retain key personnel.

PENDING AND FUTURE LITIGATION OR REGULATORY PROCEEDINGS COULD MATERIALLY AFFECT OUR OPERATIONS.

Because the focus of some of our publications often involves celebrities or controversial subjects, the risk of defamation or invasion of privacy litigation exists. Our experience indicates that the claims for damages made in such lawsuits are usually defensible and heavily inflated and, in any event, any reasonably foreseeable material liability or settlement would likely be covered by insurance. We have not experienced any difficulty obtaining insurance coverage and do not expect to experience any material difficulty in the future. There are currently no claims pending that we believe would have a material adverse effect on our operations. We cannot assure you that we will continue to be able to obtain insurance on terms acceptable to us or at all or that any pending or future litigation, if adversely determined, would not have a material adverse effect on our business and financial condition.

The SEC is conducting an informal inquiry in connection with the Restatement. We are cooperating fully with this inquiry. We cannot predict the outcome of this inquiry, including whether the SEC will take any action against the Company. Likewise, the Company is unable to predict whether there will be private civil litigation as a result of the Restatement.

IF OUR GOODWILL OR OTHER IDENTIFIABLE INTANGIBLE ASSETS BECOME IMPAIRED, WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS.

As of March 31, 2006, the net book value of our goodwill and other identifiable intangible assets was approximately $1.1 billion. Accounting rules require us to record a charge against our earnings to the extent that any of these assets are impaired. Accordingly, impairment of our goodwill, tradenames, covenants not to compete, subscriber lists, advertising relationships, non-subscriber customer relationships or the impairment of other intangible assets due to litigation, obsolescence, competitive factors or other reasons could result in a material charge against our earnings and have a material adverse effect on our results of operations. At the end of fiscal year 2006, various tradenames and goodwill were revalued and determined to be impaired. The impairment charges recorded in the fourth quarter of fiscal year 2006 were $122.5 million relating to tradenames and $24.9 million relating to goodwill.

OUR ABILITY TO OPTIMIZE OUR PORTFOLIO OF PUBLICATIONS MAY BE LIMITED.

We continually evaluate the performance of our business. These evaluations may lead to the decision to divest or otherwise discontinue certain products. In addition, we are continually seeking ways to expand and grow our businesses through acquisitions and internally developed products or programs, the implementation of which may affect our future revenues, costs, profitability, and financial position. Other risks include difficulties in integrating acquired properties, diversion of management resources, unforeseen costs or liabilities, and debt incurred to finance these ventures.

FUTURE ACQUISITIONS, PARTNERSHIPS AND JOINT VENTURES MAY REQUIRE SIGNIFICANT RESOURCES AND/OR RESULT IN SIGNIFICANT UNANTICIPATED LOSSES, COSTS OR LIABILITIES.

In the future we may seek to grow the Company and its businesses by making acquisitions or entering into partnerships and joint ventures. Any future acquisition, partnership or joint venture may require that we make a significant cash investment, issue stock or incur substantial debt. In addition, acquisitions, partnerships or investments may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our businesses. Furthermore, any future acquisitions of businesses or facilities could entail a number of additional risks, including:

•	problems with effective integration of operations;

•	the inability to maintain key pre-acquisition business relationships;

•	increased operating costs;

•	exposure to unanticipated liabilities; and

•	difficulties in realizing projected efficiencies, synergies and cost savings.

We have incurred indebtedness to finance past acquisitions. We may finance future acquisitions with additional indebtedness, subject to limits in our credit agreement. As a result, we could face the financial risks associated with incurring additional indebtedness such as reducing our liquidity and access to financing markets and increasing the amount of cash flow required to service such indebtedness.

WE MAY NOT BE ABLE TO IMPLEMENT AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results and reputation may be harmed. We identified that a material weakness in the design of internal controls over financial reporting existed at March 31, 2005 because we lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements to resolve non-routine or complex accounting matters. Subsequently, we also identified a number of errors in our financial statements which we have restated herein as part of the Restatement. Based on further evaluations performed by management with assistance from the Company’s consultants, and based on information obtained in connection with the inquiry performed by the Company’s audit committee in connection with the Restatement, management identified additional deficiencies related to the control environment, including deficiencies in the controls related to the Company’s monthly financial close and financial reporting processes and accounting systems, which are described in greater detail in Item 4, “Controls and Procedures.” Management evaluated the impact of the deficiencies and has concluded that each of these deficiencies represents a material weakness. We are in the process of adding additional personnel to our financial staff and taking other steps to enhance our financial close process and financial reporting system in an effort to remediate these material weaknesses.

We cannot be certain that these measures, and any other steps we may take, will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operations or results, or cause us to not satisfy our reporting obligations, or materially and adversely impact our business, our financial condition and the market value of our securities.

WE MAY SUFFER CREDIT LOSSES.

We extend unsecured credit to most of our customers. We recognize that extending credit and setting appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. Credit exposure also includes the amount of estimated unbilled sales. The level of credit is influenced by the customer’s credit history with us and other available information, including industry-specific data.

We share an equal amount of the credit risk for sales to our wholesalers under our agreement with our largest national distributor.

We maintain a reserve account for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to pay, additional allowances might be required.

OUR SINGLE COPY REVENUES CONSIST OF COPIES SOLD PRIMARILY TO FOUR WHOLESALERS.

Single copy revenues consist of copies sold primarily to four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. For the three fiscal quarters ended December 31, 2005, two wholesalers (Anderson News Company and The News Group, L.P.) each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for approximately 35% of our total operating revenue. We have service agreements with our wholesalers, with three of them requiring at least 120 days prior notice of termination, with terms expiring on December 31, 2007. The fourth wholesaler agreement will terminate on June 30, 2007. Our operating results could be materially adversely affected if one or more of these service agreements were to end or the service were no longer available.

EMPLOYEE BENEFIT COSTS ARE INCREASING SIGNIFICANTLY.

Health insurance costs have increased significantly faster than inflation on an annual basis during the past few years. We also anticipate that in coming years, the cost of health care will continue to escalate, causing an increase to our expenses and employee contributions.

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

AMERICAN MEDIA OPERATIONS, INC.
Registrant

Date: March 23, 2007

/s/ DAVID J. PECKER
David J. Pecker
Chief Executive Officer
(principal executive officer)

Date: March 23, 2007

/s/ JOHN F. CRAVEN
John F. Craven
Chief Financial Officer
(principal financial officer)

Exhibit Index

Exhibit Number	Description

Exhibit 31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.