Form 10-K
period 2006-03-31
AMERICAN MEDIA OPERATIONS INC
filed 2007-03-23
CIK 853927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The registrant’s common stock is wholly owned by one entity and there is no established trading market therefor.

As of February 28, 2007, 7,507.6 shares of registrant’s common stock were outstanding.

Documents Incorporated by Reference

None

RESTATEMENT EXPLANATORY NOTE

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company” or “us”, “we” or “our” are to American Media Operations, Inc. and its subsidiaries. In this Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (this “Form 10-K”), we have restated: (i) our Consolidated Balance Sheet as of March 31, 2005; (ii) our Consolidated Statements of Income (Loss), Stockholder’s Equity and Comprehensive Income (Loss) and Cash Flows for the fiscal years ended March 29, 2004 and March 31, 2005; and (iii) the Notes related thereto (collectively, the “Restatement”).

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

The Restatement corrects the accounting, presentation and disclosure for the following: (i) deferred rack costs; (ii) subscription marketing programs; (iii) subscription selling agent costs; (iv) deferred rack cost accruals and amortization; (v) terminal promotion costs and classification; (vi) accruals for retail display pockets and allowances; (vii) subscriptions receivable and deferred revenue presentation; (viii) provision for income taxes; (ix) operating tax contingencies; (x) inventory matters; (xi) paper consumption; (xii) paid time off; (xiii) severance; (xiv) bonuses; (xv) deferred advertising; (xvi) revenue recognition; (xvii) segment reporting; (xviii) impairment of goodwill; (xix) sale of Frontline Marketing, Inc. (“FMI”); (xx) editorial costs; (xxi) foreign currency translation and other comprehensive income; (xxii) errors in financial statement classification; (xxiii) loss on insurance settlement; and (xxiv) supplemental disclosures of cash flow information. For a detailed description of the adjustments involved in the Restatement and their impact on the Consolidated Financial Statements, see Note 2, “Restatement of Previously Issued Financial Statements,” in the Notes to Consolidated Financial Statements.

Concurrently with the filing of this Form 10-K we are also filing our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005.

AMERICAN MEDIA OPERATIONS, INC.

FORM 10-K

For the Fiscal Year Ended March 31, 2006

		Page(s)
CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS		4

PART I
Item 1.	Business	5

Item 1A.	Risk Factors	15

Item 1B.	Unresolved Staff Comments	21

Item 2.	Properties	21

Item 3.	Legal Proceedings	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22

Item 6.	Selected Financial Data	22

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 8.	Financial Statements and Supplementary Data	46

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	86

Item 9A.	Controls and Procedures	86

Item 9B.	Other Information	87

PART III
Item 10.	Directors and Executive Officers of the Registrant	87

Item 11.	Executive Compensation	90

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	93

Item 13.	Certain Relationships and Related Transactions	94

Item 14.	Principal Accountant Fees and Services	96

PART IV

Item 15.	Exhibits and Financial Statement Schedules	97

	Signatures	102

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS

THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER

FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this Form 10-K are advised that this Form 10-K contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, capital expenditures, capital structure and other financial items, (ii) statements regarding our plans and objectives, including planned introductions of new publications or other products, or estimates or predictions of actions by customers, advertisers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our business.

This Form 10-K identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth in Item 1A, “Risk Factors.” The factors that could affect our actual results include the following:

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

Any written or oral forward-looking statements made by us are subject to these factors. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results, performance or achievements may vary materially from those described in this Form 10-K as intended, planned, anticipated, believed, estimated or expected. The risk factors included in this Form 10-K are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also harm our future results. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The forward-looking statements included in this Form 10-K are made only as of the date of this Form 10-K. We do not intend, and do not assume any obligations, to update these forward-looking statements, except as required by law.

PART I

Item 1. Business

We were incorporated under the laws of Delaware in February 1981 and are a wholly owned subsidiary of American Media, Inc. (“Media,” or, together with its subsidiaries, “AMI”). We conduct all of Media’s operations and represent substantially all of Media’s assets. Our headquarters and principal executive offices are located at 1000 American Media Way, Boca Raton, FL 33464 and our telephone number is (561) 997-7733.

All references to a particular fiscal year up to and including our fiscal year 2004 are to the four fiscal quarters ended the last Monday in March of the fiscal year specified. Beginning with the fiscal quarter ended March 31, 2005 and thereafter, we changed our fiscal year end to a calendar (March 31) year end from a publishing calendar year end. This resulted in three additional days of operating expenses in our fourth fiscal quarter of fiscal year 2005. The three additional days decreased operating income and net income by approximately $1.0 million and $0.6 million, respectively. The three additional days did not have an effect on operating revenue.

We are a leading publisher in the field of celebrity journalism and health & fitness magazines. Our publications include Star, Shape, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Muscle & Fitness Hers, Flex, Looking Good Now, National Enquirer, Globe, Country Weekly, Mira!, Sun, National Examiner, Weekly World News, and other publications.

Our magazines comprise approximately 23% of total U.S. and Canadian circulation for audited (by the Audit Bureau of Circulations or “ABC”) weekly publications. Total average newsstand and subscription circulation per issue for all of our publications that are currently published and have a frequency of six or more times per year is approximately 8.2 million copies for fiscal year 2006.

We derive approximately 59% of our revenues from circulation, predominantly single copy sales in retail outlets, and subscription sales, and the remainder from advertising and other sources. Our publications are sold primarily to four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Wholesalers sell the copies to approximately 105,000 retail outlets in the United States and Canada, representing, in the opinion of management, substantially complete coverage of periodical outlets in these countries. The wholesalers also process returns of our publications, bill and collect from the retailers, and make payments to our national distributors. We sell our publications to the wholesalers with a full right of return, who in turn sell them to retailers with a full right of return. Our national distributors bill and collect funds from wholesalers and remit these funds to us.

In addition to our relationships with our national distributors and wholesalers, we also have relationships with retailers through the following:

•	Deferred Rack Costs –We pay a fee to sell our publications in the display racks in the checkout section of supermarkets and other large retailers for three year periods.

•	Display Continuity Allowances (“DCA”) – DCA is a payment that we make directly to the retailer and is similar to slotting fees paid by other industries to supermarkets.

•

Retail Display Allowance (“RDA”) – We make this payment directly to the retailers based upon quarterly claim forms that they submit to us. In general, RDA payments are equal to 10% of the cover price for each magazine sold.

•

Retail Display Pockets (“RDP”) – We pay this fixed, per pocket fee directly to retailers. This fee is similar to RDA, except that the amount is fixed per pocket. We pay either RDA or RDP to a particular retailer, but not both.

Subscription revenues are derived from copies mailed to our subscribers. We outsource our subscription fulfillment services to a third party. Advertising revenues are derived from customer advertisements placed in our publications.

Distribution Services, Inc. (“DSI”), our subsidiary, arranges for the placement of our publications and third-party publications with retailers and monitors through its merchandising staff that these publications are properly displayed in stores, primarily large supermarkets and major retail chains such as Wal-Mart and Target. DSI coordinates (also known as acting as a “category captain”) the racking of magazine fixtures for selected retailers. In addition, DSI provides sales of marketing, merchandising and information gathering services for third parties including non-magazine clients.

On May 7, 1999 all of the common stock of Media was purchased by EMP Group LLC (the “LLC”), a Delaware limited liability company, pursuant to a merger of Media and EMP Acquisition Corp. (“EMP”), a wholly owned subsidiary of the LLC. Upon consummation of this transaction, EMP was merged with and into Media (the “Merger”) resulting in a change in ownership control of both Media and the Company. As a result of this change in control, as of May 7, 1999 we reflected a new basis of accounting that included the elimination of historical amounts of certain assets and liabilities and the revaluation of certain of our tangible and intangible assets at fair value.

On May 7, 1999, we issued $250.0 million in aggregate principal amount of 10.25% senior subordinated notes due 2009. These notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness. These notes rank equally with all of our existing and future senior subordinated indebtedness. These notes are guaranteed on a senior subordinated basis by all of our domestic subsidiaries.

On November 1, 1999, we acquired all of the common stock of Globe Communications Corp. and certain of the publishing assets and liabilities of Globe International, Inc. (collectively, the “Globe Properties” and the “Globe Acquisition”). The Globe Properties consist of several newspaper style magazines, including Globe, National Examiner and Sun as well as other titles including Mini Mags.

On February 14, 2002, we issued $150.0 million in aggregate principal amount of 10.25% senior subordinated notes due 2009 through a private placement. The gross proceeds from the offering were used to make a distribution to the LLC, to prepay term loans under our credit facility, and pay transaction costs. These notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness. These notes rank equally with all our existing and future senior subordinated indebtedness. These notes are guaranteed on a senior subordinated basis by all of our domestic subsidiaries. These notes, together with the senior subordinated notes issued in May 1999, constitute a single series of debt securities.

On January 23, 2003, we acquired Weider Publications LLC, a newly formed company to which the magazine business of Weider Publications, Inc. and Weider Interactive Networks, Inc. (collectively, “Weider” or the “Weider Properties”) had been contributed by Weider Health and Fitness, Weider Health and Fitness, LLC and Weider Interactive Networks, Inc. (collectively, the “Sellers”). Weider is the leading worldwide publisher of health and fitness magazines, with a total estimated monthly readership of 25 million in the United States, more than any other publisher in the health and fitness category. Weider currently publishes seven magazines, including Muscle & Fitness, Muscle & Fitness Hers, Shape, Men’s Fitness, Flex, Fit Pregnancy, and Natural Health, with an aggregate average monthly circulation of approximately 3.9 million copies. In connection with the acquisition of the Weider Properties, we borrowed $140.0 million in a term loan and issued $150.0 million in aggregate principal amount of 8.875% senior subordinated notes due 2011, and the LLC issued $50.0 million of new equity (of which approximately $8.8 million was an equity contribution from the Sellers). These notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness. These notes rank equally with all our existing and future senior subordinated indebtedness. These notes are guaranteed on a senior subordinated basis by all of our domestic subsidiaries.

On April 17, 2003, we completed a series of transactions whereby principals and affiliates of Evercore Partners LLP (“Evercore”) and Thomas H. Lee Partners (“T.H. Lee”), David J. Pecker, Chief Executive Officer of the Company, and other members of the Company’s management and certain other investors contributed approximately $434.6 million in cash and existing ownership interests of the LLC, our ultimate parent, valued at approximately $73.3 million, to a merger vehicle which was merged with and into the LLC in exchange for newly issued ownership interests of the LLC. These transactions are referred to collectively as the “Recapitalization” in this Form 10-K. Please see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for a summary of our ownership structure and Note 10, “Recapitalization of Equity,” in the Notes to Consolidated Financial Statements included herein.

Industry Data and Circulation Information

Information contained in this Form 10-K concerning publishing industry data, circulation information, rankings, readership information (e.g., multiple readers per copy) and other industry and market information, including our general expectations concerning the publishing industry, are based on estimates prepared by us based on certain assumptions and our knowledge of the publishing industry as well as data from various third party sources. These sources include, but are not limited to, the report of the ABC, BPA Circulation Statements, Statement of Ownership figures filed with the U.S. Postal Service, Mediamark Research Inc. (“MRI”) syndicated research data and Veronis Suhler Stevenson research data. While we are not aware of any misstatements regarding any industry data presented in this Form 10-K, we have not independently verified any of the data from any of these sources and, as a result, this data may be imprecise. Our estimates, in particular as they relate to our general expectations concerning the publishing industry, involve risks and uncertainties and are subject to change based on various factors. See Item 1A, “Risk Factors.”

Unless otherwise indicated, all average circulation information for our publications is an average of actual single copy circulation and subscription copies for the fiscal year ended March 31, 2006. All references to “circulation” are to single copy and subscription circulation, unless otherwise specified.

Segment Information

We have aggregated our business into five reporting segments: Celebrity Publications, Newspaper Publications, Women’s Health and Fitness Publications, Distribution Services and Corporate/Other. The aggregation of our business is based upon our publications having the following similarities: economic characteristics including gross margins, types of products and services, types of production processes, type or class of customer, and method of distribution, as required by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” For a discussion of certain financial information relating to these reporting segments, see Note 16, “Business Segment Information,” in the Notes to Consolidated Financial Statements included herein.

CELEBRITY PUBLICATIONS SEGMENT

Our Celebrity Publications segment aggregates the following titles, which have leading market positions in the categories they serve.

•

Star is a weekly celebrity news-based glossy magazine dedicated to covering the stars of movies, television and music. Star’s editorial content also incorporates fashion, beauty and accessories. Since its transformation at the beginning of fiscal year 2005 into a glossy magazine, Star’s subscription units have increased by 36.4%, newsstand revenues have decreased by 4.4% and ad revenues have increased by 42.3%. Star sells on average 848,000 single copies per week and has a total average weekly circulation of approximately 1.4 million copies, including subscriptions, and an estimated total weekly readership in the United States and Canada of 10.0 million.

•

Country Weekly is an entertainment magazine presenting every aspect of country music celebrities and their lifestyles, events and personalities, and has the highest bi-weekly circulation of any such magazine in its category. Country Weekly is a bi-weekly publication and has an average single copy circulation of 141,000 copies, with a total average bi-weekly circulation of approximately 447,000 copies, including subscriptions, and an estimated total bi-weekly readership of 3.5 million.

On June 14, 2006, we announced that we were implementing a strategy to refocus our business and devote our full resources to growing our core brands. As part of this strategy, we announced that we will explore the sale of our five market-leading special interest titles, including one title in our Celebrity Publications segment: Country Weekly. This publication represented total revenues and operating income of $15.0 million and $2.5 million, respectively, in fiscal year 2006. As a result of the Restatement, we have not been able to provide financial statements for these titles, which are necessary in order to proceed with any potential sale transaction.

Circulation

The following table sets forth average circulation (per issue) and U.S. cover prices for our Celebrity Publications segment for the fiscal years 2004, 2005 and 2006.

	For Fiscal Year Ended
	March 29, 2004		March 31, 2005		March 31, 2006
	(Circulation data in thousands)
Celebrity Publications Segment
Star
Total Circulation	1,192		1,317		1,432
Subscription Circulation	249		428		584
Single Copy Circulation	943	(2)	889	(3)	848	(3)
Cover Price	$2.19	(1)	$3.29	(1)	$3.49	(1)
Country Weekly
Total Circulation	434		443		447
Subscription Circulation	253		296		306
Single Copy Circulation	181	(4)	147	(5)	141	(6)
Cover Price	$3.99	(1)	$2.99	(1)	$2.99

(1)	On April 5, 2004, we expanded Star to 96 pages and rolled out Star as a glossy consumer magazine on a national basis. Accompanying this rollout, we increased the U.S. cover price on Star from $2.19 to $3.29. On the July 4, 2005 issue of Star, we increased the cover price from $3.29 to $3.49. On March 16, 2004, we expanded Country Weekly to 96 pages. Accompanying this, we increased the U.S. cover price of Country Weekly from $3.49 to $3.99. On July 20, 2004, we reduced Country Weekly to 72 pages. Accompanying this, we reduced the U.S. cover price of Country Weekly to $3.49, then to $2.99 on January 17, 2005.
(2)	Amount includes fifteen expanded issues for Star that included 84 pages versus a regular issue of 60 pages and priced at $2.99. Additionally, amount includes eleven issues of the glossy version of Star at 96 pages which were distributed only in the New York and Los Angeles markets at a cover price of $3.29. During these eleven weeks, the balance of the country received the 84 page tabloid version of Star at a $2.99 cover price.
(3)	Amount includes two expanded issues for Star that included 108 pages versus a regular issue of 96 pages and priced at $3.99.
(4)	Amount includes three expanded issues for Country Weekly that included 96 pages versus a regular issue of 72 pages and priced at $3.99.
(5)	Amount includes nine expanded issues for Country Weekly that included 96 pages versus a regular issue of 72 pages and priced at $3.99.
(6)	Amount includes four expanded issues for Country Weekly that included 84 pages versus a regular issue of 72 pages and priced at $3.49.

Subscription Sales

Our overall strategy with respect to subscriptions is to obtain the highest quality subscriptions in meeting our circulation rate base. To accomplish this strategy, we focus on magazine specific direct sales of our titles through inserts, direct mailings and in-house advertisements.

Advertising Revenue

Our advertising revenue is generated by national advertisers, including sports nutrition products, automotive, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, fashion, and direct response. Advertising revenue is typically strongest in the third quarter of our fiscal year.

Competition

Each of our Celebrity Publications faces competition in its subject area from a variety of publishers and competes for readers on the basis of the quality of its targeted editorial content. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results. As part of our re-launch of Star as a 96 page glossy magazine, we moved the displays of Star in most retail outlets to be next to People magazine and away from our newspaper publications. We believe that our most significant direct competitors in the celebrity print media are Time Warner Inc. (which publishes People, In Style and Entertainment Weekly), Wenner Media, Inc. (which publishes US Weekly), Bauer Publishing (which publishes In-Touch and Life & Style), and Northern & Shell North America Ltd. (which publishes OK!). Competition for Country Weekly is primarily from two national cable networks, CMT (Country Music Television) and Great American Country, along with their respective web sites.

NEWSPAPER PUBLICATIONS SEGMENT

Our Newspaper Publications segment aggregation includes the following titles, which have leading market positions in the categories they serve.

•

National Enquirer is a weekly general interest publication with an editorial content devoted to celebrities, investigative reporting, human interest stories and articles covering lifestyle topics such as crime, health, fashion and beauty. We sell approximately 802,000 single copies of National Enquirer per week primarily in the United States and Canada. National Enquirer has a total average weekly circulation of approximately 1.2 million copies, including subscriptions, and an estimated total weekly readership in the United States and Canada of 9.3 million.

•

Globe is a weekly newspaper with celebrity features that are less mainstream and more hard-hitting than National Enquirer, with a greater emphasis on investigative crime stories. Globe has an average weekly single copy circulation of 410,000 copies, with a total average weekly circulation of approximately 487,000 copies, including subscriptions, and an estimated total weekly readership of 1.4 million.

•

National Examiner’s editorial content consists of celebrity and human-interest stories, differentiating it from the other titles through its upbeat positioning as the “gossip, contests, women’s service and good news” newspaper. National Examiner has an average weekly single copy circulation of 185,000 copies, with a total average weekly circulation of approximately 209,000 copies, including subscriptions, and an estimated total weekly readership of 1.7 million.

Circulation

The following table sets forth average circulation (per issue) and U.S. cover prices for our Newspaper Publications segment for the fiscal years 2004, 2005 and 2006.

	For Fiscal Year Ended
	March 29, 2004		March 31, 2005		March 31, 2006
	(Circulation data in thousands)
Newspaper Publications Segment
National Enquirer
Single Copy Circulation	1,200	(2)	1,067	(3)	802	(4)
Cover Price	$2.35		$2.69	(1)	$2.99	(1)
Globe
Single Copy Circulation	482	(2)	458	(3)	410	(5)
Cover Price	$2.35		$2.49	(1)	$2.99	(1)
National Examiner
Single Copy Circulation	217	(6)	207	(5)	185	(5)
Cover Price	$2.19	(1)	$2.19		$2.29	(1)

(1)	On November 25, 2003, we increased the U.S. cover price of National Examiner from $1.99 to $2.19. On April 5, 2004, we increased the U.S. cover price on National Enquirer from $2.35 to $2.65, then to $2.69 on October 4, 2004. We increased the U.S. cover price on National Enquirer from $2.69 to $2.99 effective with the April 18, 2005 issue. On October 4, 2004, we increased the U.S. cover price on Globe from $2.35 to $2.39, then to $2.49 on January 31, 2005. On May 2, 2005 we increased the U.S. cover price on Globe from $2.49 to $2.69, then on August 22, 2005 from $2.69 to $2.79, then to $2.99 on February 13, 2006. We increased the U.S. cover price of National Examiner from $2.19 to $2.29 effective with the April 2005 issue.
(2)	Amount includes eight expanded issues for National Enquirer that included 84 pages versus a regular issue of 60 pages at $2.99. Amount includes eight expanded issues for Globe that included 84 pages versus a regular issue of 60 pages and priced at $2.99.
(3)	Amount includes twelve expanded issues of National Enquirer that included 84 pages versus a regular issue of 60 pages and priced at $2.99. Amount includes twelve expanded issues of Globe that included 84 pages versus a regular issue of 60 pages and priced at $2.99.
(4)	Amount includes two expanded issues of National Enquirer that included 84 pages versus a regular issues of 60 and 72 pages and priced at $3.29.
(5)	Amount includes ten expanded issues of Globe that included 84 pages versus a regular issue of 60 pages and priced at $2.99. Amount includes twelve issues for National Examiner that included 72 pages versus a regular issue of 48 pages priced at $2.99.
(6)	Amount includes eight expanded issues of National Examiner that included 72 pages versus a regular issue of 48 pages and priced at $3.95.

Competition

National Enquirer, Globe, and National Examiner compete in varying degrees with other publications sold at retailers’ checkout counters, as well as forms of media concentrating on celebrity news, such as internet sites, certain newspapers, magazines and television and radio programs. We believe that historical declines in single copy circulation of National Enquirer, Globe, and National Examiner have resulted in part from increased competition from these publications and other forms of media. Competition for circulation is largely based upon the content of the publication, its placement in retail outlets and, to a lesser extent, its price. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results.

WOMEN’S HEALTH AND FITNESS PUBLICATIONS SEGMENT

Our Women’s Health and Fitness Publications segment aggregates the following titles, which have leading market positions in the categories they serve.

•

Shape is the leader in circulation and advertising revenues in the women’s active lifestyle and health & fitness category. Shape’s mission is to help women lead a healthier lifestyle by providing information on exercise techniques, nutrition, psychology and other inspirational topics, while also offering extensive beauty & fashion coverage. The magazine was named to Adweek’s Hot List in 2003, 2004 and 2005. Shape has a total average monthly circulation of approximately 1.7 million copies, including monthly subscriptions of 1.3 million, and an estimated total monthly readership of 6.1 million.

•

Fit Pregnancy was spun off from Shape in 1995. Fit Pregnancy’s editorial focus makes it a premier lifestyle magazine for Shape women during pregnancy and the first six months after childbirth. Fit Pregnancy delivers authoritative information on health, fashion, food and fitness. Fit Pregnancy recently increased its editorial emphasis on the two-year postpartum period and as a result has expanded its postnatal products advertising. Fit Pregnancy has a total average bi-monthly circulation of approximately 505,000 copies, including bi-monthly subscriptions of 422,000, and an estimated total bi-monthly readership of 2.3 million.

Circulation

The following table sets forth average circulation (per issue) and U.S. cover prices for our Women’s Health and Fitness Publications segment for the fiscal years 2004, 2005 and 2006.

	For Fiscal Year Ended
	March 29, 2004	March 31, 2005	March 31, 2006
	(Circulation data in thousands)
Women’s Health and Fitness Publications Segment
Shape
Total Circulation	1,617	1,642	1,685
Subscription Circulation	1,222	1,286	1,338
Single Copy Circulation	395	356	347
Cover Price	$3.99	$3.99	$3.99
Fit Pregnancy
Total Circulation	514	495	505
Subscription Circulation	408	407	422
Single Copy Circulation	106	88	83
Cover Price	$4.95	$4.95	$4.95

Subscription Sales

Our overall strategy with respect to subscriptions is to obtain the highest quality subscriptions in meeting our circulation rate base. To accomplish this strategy, we focus on magazine specific direct sales of our titles through inserts, direct mailings and in-house advertisements.

Advertising Revenue

Our advertising revenue is generated by national advertisers, including sports nutrition products, automotive, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, fashion and direct response. Advertising revenue is typically strongest in the third quarter of our fiscal year.

Competition

Each of our Women’s Health and Fitness Publications faces competition in its subject area from a variety of publishers and competes for readers on the basis of the quality of its targeted editorial content. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results. We believe that our Women’s Health and Fitness Publications’ most significant direct competitors include Conde Nast Publications, Inc. (which publishes Self), Meredith Corporation (which publishes Fitness, Parents and Child), and Rodale Inc. (which publishes Women’s Health).

DISTRIBUTION SERVICES SEGMENT

DSI arranges for the placement of our publications and third-party publications with retailers, coordinates (also known as acting as a “category captain”) the racking of magazine fixtures for selected retailers and monitors through its merchandising staff that our magazines and third-party magazines are properly displayed in stores, primarily large supermarkets and major retail chains such as Wal-Mart and Target. DSI does not physically distribute our publications. All deliveries of our publications are made through third-party wholesalers. DSI’s merchandising services relate to various services performed by DSI to ensure that our third-party wholesalers properly deliver our publications and third-party publications to the correct rack locations at each retailer. DSI’s sales and marketing services relate to various promotional activities performed by DSI to increase our publications’ and third-party publications’ newsstand sales at retail locations.

In addition to the services DSI provides for our publications, DSI acts as a “category captain” for approximately 40% (based on our estimates) of all new front-end racking programs. This represents approximately 65% of all the racks placed annually in the United States and Canada by supermarkets and other retailers. Recently, DSI has begun to leverage its network of field representatives, which are regularly in retail outlets performing its services, by expanding its services to provide merchandising, resetting of rack programs and other information gathering services to consumer product companies outside the publishing industry. We have expanded the distribution of our magazine titles since the acquisition of the Weider Properties utilizing DSI’s retail relationships.

Approximately every three years, supermarkets and other retailers typically redesign their front-end racks, generally as part of store renovations or new store openings. As a “category captain,” DSI is selected by retailers to coordinate the selection and positioning of magazines on the retailers’ racks. Publishers, including the Company, which are allocated space on a rack, enter into contracts directly with the retailer for the payment of fees (deferred rack costs) or other charges with respect to that space. DSI uses its role as “category captain” of new front-end rack programs initiated annually by retailers in the United States to achieve better placement of our publications and of the publications of DSI’s third-party publishing clients.

Some of DSI’s third-party publishing clients include Hachette Filipacchi, which publishes Woman’s Day and Elle; Meredith Corporation, which publishes Family Circle, Fitness and Parents; Newsweek, Inc., which publishes Newsweek; Bauer Publishing, which publishes First for Women, Woman’s World, Life & Style and In-Touch; Rodale, Inc., which publishes Prevention, Men’s Health and Best Life; General Mills, which publishes Pillsbury and Betty Crocker; and New York Magazine Holdings, which publishes New York Magazine and specials. Some of DSI’s third-party non-publishing clients include Kroger, Pfizer, Cadbury Adams, Source Interlink and Frontline Marketing, Inc.

Competition

DSI competes with Time Warner Retail Services and Comag in providing marketing and distribution services.

CORPORATE/OTHER SEGMENT

Our Corporate/Other segment aggregates Muscle & Fitness and several other publications, ancillary sales and corporate overhead.

While most of the publications aggregated in the Corporate/Other segment have certain similar economic characteristics and also similar products and services, production process, type or class of customer, and method of distribution as some of the other publications which are aggregated in the other reporting segments (Celebrity Publications, Newspaper Publications and Women’s Health and Fitness Publications), their gross margins are dissimilar with such other publications. Accordingly, we aggregated those publications in the Corporate/Other reporting segment.

Our publications in the Corporate/Other segment include the following titles, which have leading market positions in the categories they serve.

•

Muscle & Fitness is the preeminent monthly fitness training magazine, appealing to exercise enthusiasts and athletes of all ages, especially those focused on resistance training, body fat control and sports nutrition. Muscle & Fitness has 66 years of brand equity and has served as a successful brand extension foundation for new titles. Muscle & Fitness has a total average monthly circulation of approximately 452,000 copies, including monthly subscriptions of 289,000, and an estimated total monthly readership of 6.6 million.

•

Men’s Fitness is a leading monthly magazine for men 18-34 years old with active lifestyles. The magazine promotes a multi-training approach towards exercise and nutrition, while also offering information and advice in the areas of career, relationships, fashion and sports. Men’s Fitness was re-launched in 2004 with a greater emphasis on men’s lifestyle. It has a total average monthly circulation of approximately 662,000 copies, including monthly subscriptions of 546,000, and an estimated total monthly readership of 6.1 million.

•

Muscle & Fitness Hers is designed for the active woman who demands more out of fitness. Muscle & Fitness Hers delivers a competitive edge for expert training, nutrition, health, beauty and fashion tips for today’s woman. Our readers work to maintain a healthy lifestyle that exists not only in the health clubs but extends to their personal relationships as well. Muscle & Fitness Hers readers are college educated, professional, fitness enthusiasts. The Muscle & Fitness Hers reader is a fashion savvy trendsetter who invests time and money in brand awareness. Muscle & Fitness Hers had a 2006 quarterly circulation of approximately 98,000 copies and an estimated total quarterly readership of 0.5 million. During 2007, Muscle & Fitness Hers was published bi-monthly

•

Flex, which was spun off from Muscle & Fitness in 1983, is a monthly magazine devoted to professional bodybuilding. The magazine delivers nutrition and performance science information for bodybuilding enthusiasts. As Flex is a premier title in the bodybuilding segment it receives a significant share of advertising devoted to the sports nutritional and vitamin business. Flex has a total average monthly circulation of approximately 110,000 copies, including monthly subscriptions of 39,000, and an estimated total monthly readership of 781,000.

•

Natural Health is a leading wellness magazine published ten times a year, offering readers practical information to benefit from the latest scientific knowledge and advancements in the field of natural health, including advice to improve beauty and fitness. Published for more than 30 years, Natural Health was re-launched in February 2005 and has since seen its newsstand sales increase. Natural Health has a total average circulation per issue of approximately 385,000 copies, including subscriptions of 326,000, and an estimated total readership of 1.9 million.

•

Weekly World News is a newspaper devoted to the publication of strange and supernatural stories presented in a tongue-in-cheek fashion. There is much humorous original content and the paper has created several characters that have become staples of pop culture. Weekly World News has an average weekly single copy circulation of 83,000 copies, with a total average weekly circulation of approximately 95,000 copies, including subscriptions, and an estimated total weekly readership of 0.8 million.

•

Sun is a newspaper whose editorial content is skewed to an older target audience and focuses on religion, health, holistic remedies, predictions and prophecies. Sun also includes entertaining and unusual articles from around the world. Sun has a total average weekly circulation of approximately 83,000 copies, including subscriptions, and an estimated total weekly readership of 0.7 million.

•

Mira! is a Spanish language newspaper that features exclusive news and gossip about the hottest stars in the Latino market in movies, television and music, along with interviews and in-depth stories spotlighting them at work and at play. It is distributed at checkout counters in mass merchandisers, supermarkets and bodegas in the top 43 Hispanic markets in the United States. The newspaper was launched in June 2000 and has a total bi-weekly circulation of approximately 130,000 copies including subscriptions, and an estimated total bi-weekly readership of 1.0 million. It is the largest newsstand Hispanic newspaper in the United States.

On June 14, 2006, we announced that we were implementing a strategy to refocus our business and devote our full resources to growing our core brands. As part of this strategy, we announced that we will explore the sale of our five market-leading special interest titles, including four titles in our Corporate/Other segment: Muscle & Fitness, Muscle & Fitness Hers, Flex and Mira!. These publications represented total revenues and operating income of $67.6 million and $24.9 million, respectively, in fiscal year 2006. As a result of the Restatement, we have not been able to provide financial statements for these titles, which are necessary in order to proceed with any potential sale transaction.

Circulation

The following table sets forth average circulation (per issue) and U.S. cover prices for our Corporate/Other segment publications for the fiscal years 2004, 2005 and 2006.

	For Fiscal Year Ended
	March 29, 2004		March 31, 2005		March 31, 2006
	(Circulation data in thousands)
Corporate/Other Segment
Muscle & Fitness
Total Circulation	459		444		452
Subscription Circulation	261		263		289
Single Copy Circulation	198		181		163
Cover Price	$4.99	(1)	$4.99		$5.99	(1)
Men’s Fitness
Total Circulation	619		651		662
Subscription Circulation	517		529		546
Single Copy Circulation	102		122		116
Cover Price	$3.99		$3.99		$3.99
Muscle & Fitness Hers
Total Circulation	247		216		98
Subscription Circulation	92		102		0
Single Copy Circulation	155		114		98
Cover Price	$3.99		$4.99	(1)	$4.99
Flex
Total Circulation	146		133		110
Subscription Circulation	54		50		39
Single Copy Circulation	92		83		71
Cover Price	$4.99	(1)	$4.99		$5.99	(1)
Natural Health
Total Circulation	317		311		385
Subscription Circulation	266		256		326
Single Copy Circulation	51		55		59
Cover Price	$3.95	(1)	$3.95		$3.95
Weekly World News
Single Copy Circulation	153	(3)	122	(4)	83
Cover Price	$1.99		$2.99	(2)	$2.99
Sun
Single Copy Circulation	115	(5)	94	(6)	76
Cover Price	$1.99		$2.99	(2)	$2.99
Mira!
Single Copy Circulation	75	(7)	88	(8)	84
Cover Price	$1.99		$1.99		$2.19	(2)

(1)	We decreased the U.S. cover price on Muscle & Fitness from $5.99 to $4.99 effective with the January 2004 issue, then subsequently increased the cover price to $5.99 effective with the July 2005 issue. We increased the U.S. cover price of Muscle & Fitness Hers from $3.99 to $4.99 effective with the May 2005 issue. We decreased the U.S. cover price on Flex from $5.99 to $4.99 effective with the February 2004 issue, then subsequently increased the cover price to $5.99 effective with the July 2005 issue. We decreased the U.S. cover price on Natural Health from $4.95 to $3.95 effective with the January 2004 issue.
(2)	On November 8, 2004, we expanded Weekly World News and Sun to 72 pages. Accompanying this, we increased the U.S. cover price on each of Weekly World News and Sun from $1.99 to $2.99. In August 2005, we increased the U.S. cover price of Mira! from $1.99 to $2.19 effective with the August 22, 2005 issue.
(3)	Amount includes twelve expanded issues of Weekly World News that included 72 pages versus a regular issue of 48 pages and priced at $2.99.
(4)	Amount includes seven expanded issues of Weekly World News that included 72 pages versus a regular issue of 48 pages and priced at $2.99.
(5)	Amount includes twelve expanded issues of Sun that included 72 pages versus a regular issue of 48 pages and priced at $2.89 - $2.99.
(6)	Amount includes seven expanded issues of Sun that included 72 pages versus a regular issue of 48 pages and priced at $2.99.
(7)	Amount includes two expanded issues of Mira! that included 72 pages versus a regular issue of 60 pages and priced at $2.49.
(8)	Amount includes three expanded issues of Mira! that included 72 pages versus a regular issue of 60 pages and priced at $2.99.

Subscription Sales

Our overall strategy with respect to subscriptions is to obtain the highest quality subscriptions in meeting our circulation rate base. To accomplish this strategy, we focus on magazine specific direct sales of our titles through inserts, direct mailings and in-house advertisements.

Advertising Revenue

Our advertising revenue is generated by national advertisers, including sports nutrition products, automotive, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, fashion, tobacco and direct response. Advertising revenue is typically strongest in the third quarter of our fiscal year.

Competition

Each of our Corporate/Other segment publications faces competition in its subject area from a variety of publishers and competes for readers on the basis of the quality of its targeted editorial content. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results. We believe that our Corporate/Other segment publications’ most significant direct competitors include Meredith Corporation (which publishes Fitness, Parents and Child), Rodale Inc. (which publishes Men’s Health and Women’s Health), Wenner Media, Inc. (which publishes Men’s Journal), Advanced Research Press (which publishes Muscular Development) and Muscle Media Publishing (which publishes Muscle Media).

Mira!, Sun and Weekly World News compete in varying degrees with other publications sold at retailers’ checkout counters, as well as forms of media concentrating on celebrity news, such as certain newspapers, magazines and television and radio programs. We believe that historical declines in single copy circulation of Mira!, Sun and Weekly World News, have resulted in part from increased competition from these publications and other forms of media. Competition for circulation is largely based upon the content of the publication, its placement in retail outlets and, to a lesser extent, its price. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results.

Ancillary Sales and Corporate Overhead

The Company has ancillary sales (primarily licensing, syndication, new media and product merchandise sales). New media comprises web sites for Star (starmagazine.com), Muscle & Fitness (muscleandfitness.com), Flex (flexonline.com), Men’s Fitness (mensfitness.com), Shape (shape.com), Natural Health (naturalhealthmagazine.com), Fit Pregnancy (fitpregnancy.com), National Enquirer (nationalenquirer.com), Country Weekly (countryweekly.com) and Weekly World News (weeklyworldnews.com). Additionally, we maintain an online fitness portal (fitnessonline.com) and also sell a paid subscription based interactive online weight loss & exercise program (iShape.com). Content producers at each publication’s website coordinate with the editorial staff of the respective publication. Our corporate sales staff manages all online advertising sales and marketing. Our business development group handles content syndication, online licensing and new media growth areas such as wireless.

Corporate expenses include production and circulation department costs, and support departments such as information technology, accounting, legal, and human resources and administration.

PRODUCTION, TRANSPORTATION, AND DISTRIBUTION

Outside vendors perform the pre-press operations for both our consumer and newspaper publications and are responsible for transmitting files electronically to our third party printing plants. We also outsource the printing, transportation, and distribution of all our publications.

We have a printing agreement expiring in our fiscal year 2016 with R.R. Donnelley & Sons Company (“RR Donnelly”) to print National Enquirer, Globe, Shape, Men’s Fitness, Fit Pregnancy, Muscle & Fitness, Muscle & Fitness Hers, Flex, Natural Health, Looking Good Now, National Examiner, Weekly World News, Sun, Mira! and Country Weekly. Additionally, we have printing agreements with Quad/Graphics, Inc. to print Star expiring in our fiscal year 2015, and Trend Offset Printing, Inc. to print Star expiring in our fiscal year 2012.

We have a pre-press agreement expiring in our fiscal year 2016 with RR Donnelley for Shape, Men’s Fitness, Muscle & Fitness Hers, Fit Pregnancy, Muscle & Fitness, Flex, and Natural Health. All other titles are under a pre-press contract with Vertis, Inc. (“Vertis”) expiring in our fiscal year 2012. See Note 11, “Related Party Transactions,” in the Notes to Consolidated Financial Statements herein for a discussion of our pre-press contract with Vertis.

We believe our relationships with our pre-press and printing companies are adequate and that there are printing and pre-press facilities available elsewhere, should the need arise.

Once printed, the newsstand copies are transported by unrelated third parties and sold primarily to four wholesalers. We estimate that these four wholesalers represent 85% of the newsstand distribution market, while the remaining 15% are represented by several smaller wholesalers. In fiscal year 2006, two wholesalers (Anderson News Company and The News Group, L.P.) each accounted for operating revenue greater than 10% of our total operating revenue and in the aggregate accounted for approximately 35% of our total operating revenue. Wholesalers deliver the copies to approximately 105,000 retail sales locations. Subscription copies are distributed primarily by the United States Postal Service.

Paper is the principal raw material utilized by our publications. We purchase the paper directly from several suppliers based upon pricing and, to a lesser extent, availability, then deliver the paper to our third party printing companies. Paper is a commodity product with pricing affected by demand, capacity and economic conditions. We believe that adequate sources of supply are available to fulfill our current as well as future requirements. Our operating income could be significantly affected by the price of paper used in our publications.

EMPLOYEE RELATIONS

At March 31, 2006, we employed approximately 1,421 persons equivalent to full-time employees (each, an “FTE”), of which 110 FTEs are in our Celebrity Publications segment, 71 FTEs are in our Newspaper Publications segment, 83 FTEs are in our Women’s Health and Fitness Publications segment, 708 FTEs are in our Distribution Services segment and 449 FTEs are in our Corporate/Other segment. None of our employees are represented by any union or other labor organization. We have had no strikes or work stoppages during the last five years. We believe that our relations with our employees are good.

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

OUR SUBSTANTIAL DEBT COULD IMPAIR OUR ABILITY TO OPERATE AND EXPOSE US TO CERTAIN RISKS.

Our future performance could be affected by our substantial amount of debt. As of February 28, 2007, our total principal amount of outstanding debt was approximately $1.1 billion, consisting of $510.0 million principal amount of debt under our credit facility and $550.0 million principal amount of two series of senior subordinated notes under our indentures. In addition, subject to certain exceptions, the covenants in our credit facility restrict us from paying cash dividends, incurring additional debt, entering into certain mergers or consolidations, making capital expenditures and selling or otherwise disposing of assets. See Note 6, “Credit Agreement,” and Note 7, “Senior Subordinated Indebtedness,” to the Notes to Consolidated Financial Statements included herein for a discussion of certain waivers we have obtained.

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

IF WE FAIL TO IMPLEMENT OUR BUSINESS STRATEGY, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

Our future financial performance and success are dependent in large part upon our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to improve our operating results. In particular, we cannot assure you that we will be able to increase circulation of our publications, obtain new sources of advertising revenues, generate additional revenues by building on the brand names of our publications, attract new clients for DSI or raise the cover prices of our publications without causing a decline in circulation. Furthermore, any growth through acquisitions and investments will be dependent upon identifying suitable acquisition or investment candidates and successfully consummating such transactions and integrating the acquired operations at reasonable costs. We may not successfully integrate any acquired businesses and may not achieve anticipated revenue and cost benefits.

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

WE MAY NOT BE ABLE TO IMPLEMENT AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results and reputation may be harmed. We identified that a material weakness in the design of internal controls over financial reporting existed at March 31, 2005 because we lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements to resolve non-routine or complex accounting matters. Subsequently, we also identified a number of errors in our financial statements which we have restated herein as part of the Restatement. Based on further evaluations performed by management with assistance from the Company’s consultants, and based on information obtained in connection with the inquiry performed by the Company’s audit committee in connection with the Restatement, management identified additional deficiencies related to the control environment, including deficiencies in the controls related to the Company’s monthly financial close and financial reporting processes and accounting systems, which are described in greater detail in Item 9A, “Controls and Procedures.” Management evaluated the impact of the deficiencies and has concluded that each of these deficiencies represents a material weakness. We are in the process of adding additional personnel to our financial staff and taking other steps to enhance our financial close process and financial reporting system in an effort to remediate these material weaknesses.

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

OUR SINGLE COPY REVENUES CONSIST OF COPIES SOLD PRIMARILY TO FOUR WHOLESALERS.

Single copy revenues consist of copies sold primarily to four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. In fiscal year 2006, two wholesalers (Anderson News Company and The News Group, L.P.) each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for approximately 35% of our total operating revenue. We have service agreements with our wholesalers, with three of them requiring at least 120 days prior notice of termination, with terms expiring on December 31, 2007. The fourth wholesaler agreement will terminate on June 30, 2007. Our operating results could be materially adversely affected if one or more of these service agreements were to end or the service were no longer available.

EMPLOYEE BENEFIT COSTS ARE INCREASING SIGNIFICANTLY.

Health insurance costs have increased significantly faster than inflation on an annual basis during the past few years. We also anticipate that in coming years, the cost of health care will continue to escalate, causing an increase to our expenses and employee contributions.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth certain information with respect to our principal locations as of February 28, 2007. All such locations are leased. We consider the locations presently used for our operations as adequate for our present needs.

Location	Principal Use	Approximate Square Feet	Lease Expiration Date
Boca Raton, FL 1000 American Media Way	Executive, editorial, and administrative offices	55,660	Lease expires in 2012

New York, NY One Park Avenue	Executive, editorial, sales and administrative offices	76,330	Lease expires in 2011 (sublease expires in 2010)

Woodland Hills, CA 21100 Erwin Street	Executive, editorial, sales and administrative offices	49,393	Lease expires in 2007

Delray Beach, FL 190 Congress Park Drive	Executive, editorial, sales and administrative offices	16,362	Lease expires in 2007

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of our security holder during the fourth quarter of fiscal year 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is wholly owned by Media.

Item 6. Selected Financial Data

The selected financial data for each of the five fiscal years in the period ended March 31, 2006 below have been derived from the consolidated financial statements of the Company, which have been audited by an independent registered public accounting firm. The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company’s Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Form 10-K. Refer to Note 2, “Restatement of Previously Issued Financial Statements,” in the Notes to Consolidated Financial Statements for details on the Restatement items.

	Fiscal Year Ended
	March 26, 2002 (As Restated)	March 25, 2003 (As Restated)(1)	March 29, 2004 (As Restated)	March 31, 2005 (As Restated)(2)	March 31, 2006
	(in 000’s)
Statement of Income (Loss) Data:
Operating revenues	$351,663	$377,968	$486,114	$501,787	$496,167
Operating expenses (3)	307,144	285,749	385,208	436,185	604,884

Operating income (loss)	44,519	92,219	100,906	65,602	(108,717)
Gain (loss) on insurance settlement	—	8,153	(740)	—	—
Interest expense	(61,653)	(55,146)	(68,380)	(78,945)	(86,026)
Amortization of deferred debt costs	(3,514)	(4,919)	(6,621)	(6,568)	(10,727)
Other income (loss), net (4)	(139)	445	(153)	(57)	1,712

Income (loss) before provision (benefit) for income taxes	(20,787)	40,752	25,012	(19,968)	(203,758)
Provision (benefit) for income taxes	2,153	20,559	12,044	(6,136)	(42,873)

Net income (loss)	$(22,940)	$20,193	$12,968	$(13,832)	$(160,885)

Balance Sheet Data:
Total assets	$1,081,787	$1,486,352	$1,473,659	$1,444,970	$1,289,314
Property and equipment, net	$21,477	$24,863	$23,994	$17,806	$10,590
Deferred rack costs, net	$22,321	$22,262	$23,405	$15,019	$20,943
Goodwill and other identified intangibles, net	$945,521	$1,288,013	$1,276,463	$1,262,365	$1,108,330
Total debt (5)	$748,459	$1,020,183	$990,922	$974,409	$1,000,321
Total stockholder’s equity	$92,128	$162,731	$184,408	$170,468	$9,324
Other Data:
Depreciation of property and equipment	$14,821	$6,380	$10,316	$11,120	$11,531
Amortization of deferred rack costs	$12,393	$18,496	$19,062	$20,843	$18,632

(1)	Includes 8 weeks of operations of the Weider Properties, as well as 53 weeks of operations for the AMI titles.
(2)	Beginning with the fiscal quarter ended March 31, 2005 and thereafter, we changed our fiscal year end to a calendar (or March 31, 2005) year end from a publishing calendar (or March 28, 2005) year end. This resulted in three additional days of operating expenses in our fourth fiscal quarter of fiscal year 2005. The three additional days decreased operating income and net income by approximately $1.0 million and $0.6 million, respectively. The three additional days did not have an effect on operating revenue.
(3)	Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, was adopted during the fiscal year ended March 25, 2003, at which time we ceased amortization of goodwill and other indefinite lived intangible assets. In fiscal year 2006, the Company recorded a provision for impairment of intangible assets and goodwill of $147.5 million and in fiscal year 2003, the Company recorded a provision for the impairment of goodwill of $13.7 million.
(4)	Other income (loss), net includes minority interest expense as well as other miscellaneous non- operating income and expense. Other income for the fiscal year 2006 includes cash received of $1.6 million related to the sale of stock. We had provided advertising to a third party during fiscal year 2001, resulting in a receivable due from such third party, which we previously deemed to be worthless. In fiscal year 2003, we exchanged the receivable associated with that advertising for stock in the third party, which we sold in fiscal year 2006.
(5)	Includes current maturities of long-term debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is a discussion of our financial condition and results of operations for the three fiscal years ended March 31, 2006. This discussion should be read in conjunction with our Consolidated Financial Statements, and the Notes thereto, and the Selected Financial Data found in Item 6. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the Restatement of the Consolidated Financial Statements for the fiscal years ended March 29, 2004 and March 31, 2005 as described in Note 2 to our Consolidated Financial Statements.

Restatement

Pursuant to Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that a material weakness existed in our internal control over financial reporting. As a result of this material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective. It was determined that the material weakness in internal control over financial reporting as of March 31, 2005 related to the fact that we lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements to resolve non-routine or complex accounting matters. This material weakness continued to exist as of March 31, 2006.

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

In connection with the then chief financial officer’s review, and the continued review by a new chief financial officer hired in August 2006, a number of errors were found in the Company’s previously issued financial statements. The errors are discussed in greater detail in Note 2, “Restatement of Previously Issued Financial Statements,” in the Notes to Consolidated Financial Statements included herein.

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

Executive Summary

We are a leading publisher in the field of celebrity journalism and health & fitness magazines. Our publications include Star, Shape, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Muscle & Fitness Hers, Flex, Looking Good Now, National Enquirer, Globe, Country Weekly, Sun, National Examiner, Weekly World News, Mira!, and other publications. Our magazines comprise approximately 23% of total U.S. and Canadian circulation for audited weekly publications. For fiscal year 2006, total average newsstand and subscription circulation per issue for all of our publications that are currently published and have a frequency of six or more times per year is approximately 8.2 million copies.

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

In fiscal years 2006 and 2005, respectively, approximately 59% and 60% of our total operating revenues were from circulation. Single copy sales accounted for approximately 83% and 86% of such circulation revenues in fiscal years 2006 and 2005, respectively, and the remainder was from subscription sales.

Our advertising revenues are generated by national advertisers, including sports nutrition products, automotive, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, fashion, tobacco and direct response. In fiscal years 2006 and 2005, approximately 34% and 33%, respectively, of our total operating revenues were from advertising.

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

On June 14, 2006 we announced that we were implementing a strategy to refocus the Company and devote its full resources to growing its core brands. As part of this strategy we announced that we will explore the sale of our five market leading special interest titles – Muscle & Fitness, Flex, Muscle & Fitness Hers, Country Weekly, and Mira!. These publications represented total revenues and operating income of $82.6 million and $27.4 million, respectively, in fiscal year 2006. As a result of the Restatement, we have not been able to provide financial statements for these titles, which are necessary in order to proceed with any potential sale transaction.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to revenue, trade receivables and allowance for doubtful accounts, goodwill and other intangible assets, deferred rack costs, income taxes and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. Critical accounting policies are those that are both most important to the portrayal of a company’s financial position and results of operations, and require management’s most difficult, subjective or complex judgments. The following accounting policies and estimates are those that management deems most critical. For a complete listing of our significant accounting policies, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements.

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

Goodwill and Other Intangible Assets

As of March 31, 2006, we had $623.6 million of goodwill, $427.2 million of indefinite-lived intangible assets and $57.5 million of finite-lived intangible assets, net of accumulated amortization. We account for goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Our reporting units are tested annually in accordance with SFAS No. 142 during the fourth quarter of each fiscal year to determine whether their carrying value exceeds their fair value. Goodwill and other indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would indicate that an impairment exists. Impairment losses, if any, are reflected in operating income or loss in the Consolidated Statements of Income (Loss). Our reporting units consist of our publications and other consolidated subsidiaries as each of these constitutes our operating segments and a business for which discrete financial information is available. In addition, our chief operating decision maker (our CEO) and our board of directors regularly review the operating results at the publication level. We have allocated goodwill to our reporting units by determining each of the reporting unit’s fair values at the date of acquisition. We have not changed the number of our reporting units or the manner in which the goodwill is allocated during fiscal year 2006.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Impairment losses, if any, are reflected in operating income or loss in the Consolidated Statements of Income (Loss).

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

As a result of our fiscal year 2006 SFAS No. 142 annual impairment analysis, we determined that the tradenames of National Enquirer, Star, Weekly World News, Country Weekly, National Examiner, Sun and MiniMag reporting units were impaired and consequently recorded a tradename impairment charge of approximately $122.5 million. As a result of our fiscal year 2006 SFAS No. 142 annual impairment analysis, we determined that the goodwill of our Star and Weekly World News reporting units were impaired and consequently recorded a goodwill impairment charge of approximately $24.9 million. These determinations were primarily the result of a change in management’s expectations of long-term cash flows attributable to expected future circulation declines and unexpected underperformance during fiscal year 2006. The combination of these factors had an adverse impact on the anticipated future cash flows of these reporting units used in the annual impairment analysis performed during the fourth quarter of fiscal year 2006. Weekly World News, Sun, and National Examiner’s expected negative future cash flows resulted in the determination of their previous indefinite-lived tradenames becoming finite lives at 8, 27, and 21 years, respectively. The net carrying amount of these tradenames was $13.6 million at the beginning of the fourth quarter of fiscal year 2006, after the impairment charge was recorded.

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

Tradename Impairment Charge Assumptions

The estimate of fair value of our tradename reporting units was based on our projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The valuation employed a combination of present value techniques to measure fair value and considered market factors. The key assumptions used to determine the fair value of our tradename reporting units during the fiscal year 2006 annual impairment test, including the impaired reporting units listed above, were:

a)	expected cash flow periods of five years;

b)	terminal values based upon terminal growth rates ranging from -10% to 5%; and

c)	discount rates ranging from 11.0% to 13.0% which were based on our best estimate of the weighted-average cost of capital adjusted for risks associated with the reporting units.

The key assumptions used to determine the fair value of our tradename reporting units during the fiscal year 2005 annual impairment test, including the impaired reporting units listed above, were:

a)	expected cash flow periods of five years;

b)	terminal values based upon terminal growth rates ranging from 1.5% to 6.0%; and

c)	discount rates ranging from 11.0% to 13.0% which were based on our best estimate of the weighted-average cost of capital adjusted for risks associated with the reporting units.

Management believes the rates used are consistent with the risks inherent in our current business model and with industry discount rates. Changes in our judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in a change in the impairment of tradenames. A variance in the discount rate used could have had a significant impact on the amount of tradename impairment charges recorded. For example, a 1% change in the discount rate would have caused an increase or decrease in the tradename impairment charges by approximately $35.0 million. Additionally, a 1% change in the discount rate would have changed the estimated fair value of our reporting units and may have caused other reporting units to incur impairment charges.

Goodwill Impairment Charge Assumptions

The estimate of fair value of our goodwill reporting units was based on our projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The valuation employed a combination of present value techniques to measure fair value and considered market factors. The key assumptions used to determine the fair value of our goodwill reporting units during the fiscal year 2006 annual impairment test, including the impaired reporting units listed above, were:

a)	expected cash flow periods of five years;

b)	multiples ranging from 3.9 to 10.5 used in the business enterprise value income and market approaches; and

c)	discount rates ranging from 11.0% to 13.0% which were based on our best estimate of the weighted-average cost of capital adjusted for risks associated with the reporting units.

The key assumptions used to determine the fair value of our goodwill reporting units during the fiscal year 2005 annual impairment test, including the impaired reporting units listed above, were:

a)	expected cash flow periods of five years;

b)	multiples ranging from 3.0 to 12.0 used in the business enterprise value income and market approaches; and

c)	discount rates ranging from 11.0% to 13.0% which were based on our best estimate of the weighted-average cost of capital adjusted for risks associated with the reporting units.

Management believes the rates used are consistent with the risks inherent in our current business model and with industry discount rates. Changes in management’s judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in a change in the impairment of goodwill. A variance in the enterprise value used could have had a significant impact on the amount of goodwill impairment charges recorded. For example, a 5% decrease in the enterprise value would have caused impairments of two other publications and an increase in goodwill impairment charges of approximately $12.6 million to our existing impaired publications, and a 5% increase in the enterprise value would have caused no impairment to Star and a $0.1 million impairment to Weekly World News.

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

Contingent Liabilities

We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Reserves for contingent liabilities are reflected in our consolidated financial statements based on management’s assessment, along with legal counsel, of the expected outcome of the contingencies. If the final outcome of our contingencies differs from that currently expected, it would result in a change to earnings in the period determined.

RESULTS OF OPERATIONS - Comparison of Fiscal Year Ended March 31, 2006 to Fiscal Year Ended March 31, 2005

The following table presents our results of operations by segment for the periods indicated (in thousands).

	For the Fiscal Year Ended
	March 29, 2004 (As Restated)	March 31, 2005 (As Restated)	March 31, 2006
Operating Revenue
Celebrity Publications	$107,660	$128,587	$135,004
Newspaper Publications	154,695	158,188	142,964
Women’s Health and Fitness Publications	66,576	78,836	74,468
Distribution Services	32,904	31,201	31,118
Corporate/Other	133,166	114,171	121,801
Intersegment Eliminations	(8,887)	(9,196)	(9,188)

Total Operating Revenue	$486,114	$501,787	$496,167

Operating Income (Loss) (1)
Celebrity Publications	$39,816	$26,289	$(27,933)
Newspaper Publications	67,987	70,667	(11,415)
Women’s Health and Fitness Publications	29,108	31,482	23,847
Distribution Services	7,352	8,915	7,315
Corporate/Other	(43,357)	(71,751)	(100,531)

Total Operating Income (Loss)	$100,906	$65,602	$(108,717)

(1)	Operating income for fiscal year 2006 includes impairment losses for tradenames and goodwill of $61.4 million for Celebrity Publications, $68.1 million for Newspaper Publications and $17.9 million for Corporate/Other.

During the fourth quarter of fiscal year 2005, the Company changed its reporting period from a 52-53 week year ending on the last Monday in March to a calendar month reporting period ending March 31. As a result of this change, the fourth quarter of fiscal year 2005 includes three additional days of operating expense. The three additional days decreased operating income and net income by approximately $1.0 million and $0.6 million, respectively. The three additional days did not have an effect on operating revenue.

Operating Revenue

Total operating revenue was $496.2 million and $501.8 million, respectively, for the fiscal years ended March 31, 2006 and March 31, 2005, representing a decrease in revenue of $5.6 million, or 1.1%. This decrease in operating revenue is primarily attributable to a $15.2 million decrease in operating revenue relating to our Newspaper Publications and a $4.4 million decrease in operating revenue relating to our Women’s Health and Fitness Publications, partially offset by an increase in operating revenue relating to our Celebrity Publications of $6.4 million and a $7.6 million increase in operating revenue in Corporate/Other.

Single copy revenue consists of copies sold primarily to four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Newspaper Publications, Women’s Health and Fitness Publications, and Corporate/Other segments. In fiscal years 2006 and 2005, two wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 35% of our total operating revenue. We have service agreements with our wholesalers, with three of them requiring at least 120 days prior notice of termination, with terms expiring on December 31, 2007. The fourth wholesaler agreement will terminate on June 30, 2007. Our operating results could be materially adversely affected if one or more of those service agreements were to end or the service were no longer available.

Operating Expense

Total operating expense was $604.9 million and $436.2 million, respectively, for the fiscal years ended March 31, 2006 and March 31, 2005, representing an increase of $168.7 million, or 38.7%. This increase in operating expense is primarily due to the impairment write-down of certain tradenames and goodwill in the amount of $147.5 million, higher operating costs of $16.1 million associated with the launches of Celebrity Living and Looking Good Now, higher subscription related costs of $11.0 million required to maintain the rate base, and Restatement related costs of $4.3 million. These expenses were partially offset by decreased television advertising expenses of $4.8 million and decreased restructuring expenses of $1.8 million.

Workforce Reduction

During fiscal year 2006, we initiated a plan to relocate our subscription circulation department and certain Shape magazine editors from Woodland Hills, California, to our New York City offices. Our relocation plan involved the termination of 22 employees. This activity resulted in fiscal year 2006 second quarter charges of $0.5 million for termination benefits which were included in selling, general and administrative expenses in the accompanying Consolidated Statement of Loss. These severance benefits will be fully paid as of the end of the fiscal year 2007 first quarter. See Note 9, “Restructuring Activities,” in the Notes to Consolidated Financial Statements included herein.

During fiscal year 2005, we initiated a plan to relocate National Enquirer from Boca Raton, Florida to New York City, New York. Our relocation plan involved the termination of 34 employees and hiring employees in our New York City location. This activity resulted in a charge of $2.3 million for termination benefits in 2005 and $0.2 million for costs in 2006 associated with the relocation of employees. These relocation plan costs were included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income (Loss). Through March 31, 2006, we paid $2.2 million in termination benefits and paid $0.2 million in relocation costs of existing employees. As of March 31, 2006, we have a remaining accrued severance balance of $0.1 million, which will be paid in fiscal year 2007. We have completed this restructuring plan.

See Note 9, “Restructuring Activities,” in the Notes to Consolidated Financial Statements included herein for a discussion of the move of National Enquirer from New York City, New York back to Boca Raton, Florida in fiscal year 2007.

Interest Expense

Interest expense was $86.0 million and $78.9 million, respectively, for fiscal years 2006 and 2005, representing an increase of $7.1 million, or 9.0%. This increase in interest expense primarily relates to a higher effective weighted-average interest rate during fiscal year 2006 of 6.7% as compared to 4.6% in fiscal year 2005.

Amortization of Deferred Debt Costs

Total amortization of deferred debt costs was $10.7 million and $6.6 million, respectively, for the fiscal years ended March 31, 2006 and March 31, 2005, representing an increase of $4.1 million, or 63.3%. This increase in amortization of deferred debt costs was primarily attributable to the write-off of approximately $4.3 million of deferred debt costs related to the 2003 Credit Agreement which was replaced by the 2006 Credit Agreement (each as defined in “Liquidity and Capital Resources” below).

Other Income (Loss), Net

Other income (loss), net increased by $1.8 million to $1.7 million for fiscal year 2006. This increase in other income (loss), net is primarily attributable to $1.6 million in cash received from the sale of stock. We had provided advertising to a third party during fiscal year 2001, resulting in a receivable due from such third party, which we previously deemed to be worthless. In fiscal year 2003, we exchanged the receivable associated with that advertising for stock in the third party, which we sold in fiscal year 2006.

Income Taxes

The income tax benefit increased by $36.8 million to $42.9 million for fiscal year 2006 when compared to an income tax benefit of $6.1 million for fiscal year 2005. This increase in the income tax benefit is primarily due to an increase in the pre-tax loss of $183.8 million from fiscal year 2005 to 2006 partially offset by a valuation allowance of $23.0 million established in fiscal year 2006. Additionally, we recorded a provision for impairment of goodwill in the amount of $24.9 million during fiscal year 2006 which did not result in an income tax benefit. The effective tax rate for fiscal year 2006 and 2005 was a 21.0% benefit and 30.7% benefit, respectively.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $135.0 million for the fiscal year ended March 31, 2006, representing an increase of $6.4 million, or 5.0%, from the fiscal year ended March 31, 2005. This increase in revenue is primarily attributable to increased advertising revenue of $7.3 million from Star due to higher advertising rates achieved as a result of the re-launch of Star as a glossy consumer magazine.

Operating Income

Operating income before tradename and goodwill impairment expense in the Celebrity Publications segment increased in the fiscal year ended March 31, 2006 by $7.2 million, or 27.4%, to $33.5 million from the fiscal year ended March 31, 2005. This increase in operating income was primarily caused by the above mentioned revenue increase. In addition, we recorded a $36.8 million impairment charge, primarily relating to Star’s tradename, and a $24.6 million goodwill impairment charge related to Star resulting in an operating loss in the Celebrity Publications segment of $27.9 million for fiscal year 2006.

Newspaper Publications Segment

Operating Revenue

Total operating revenue in the Newspaper Publications segment was $143.0 million for the fiscal year ended March 31, 2006, representing a decrease of $15.2 million, or 9.6%, from the fiscal year ended March 31, 2005. This decrease in revenue is primarily a result of decreased circulation and advertising revenue of National Enquirer of $8.4 million and $4.7 million, respectively, and decreases in operating revenue of National Examiner and Globe of $0.7 million and $0.6 million, respectively. The decline in circulation revenue of National Enquirer was a result of a 25% decrease in circulation, partially offset by a cover price increase from $2.69 to $2.99, effective with the April 18, 2005 issue. This decline in circulation resulted in a lower advertising rate base and the resulting decrease in advertising revenue.

Operating Income

Operating income before tradename impairment expense in the Newspaper Publications segment decreased in the fiscal year ended March 31, 2006 by $14.0 million, or 19.7%, to $56.7 million from the fiscal year ended March 31, 2005. This decrease in operating income is primarily attributable to the above mentioned revenue decrease, partially offset by a decrease in operating expense of $1.3 million. In addition, we recorded a $68.1 million impairment charge for tradename impairment primarily relating to National Enquirer resulting in an operating loss in the Newspaper Publications segment of $11.4 million for fiscal year 2006.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $74.5 million for the fiscal year ended March 31, 2006, representing a decrease of $4.4 million, or 5.5%, from the fiscal year ended March 31, 2005. This decrease in revenue is primarily a result of a decrease in Shape’s advertising and circulation revenue of $3.7 million and $0.8 million, respectively, partially offset by an increase in advertising revenue of $0.7 of Fit Pregnancy. The decrease in advertising revenue of Shape is a result of certain athletic footwear manufacturers converting their advertising budgets from print ads to television ads, as well as the loss of certain beauty product customers.

Operating Income

Operating income in the Women’s Health and Fitness Publications segment decreased in the fiscal year ended March 31, 2006 by $7.6 million, or 24.3%, to $23.8 million from the fiscal year ended March 31, 2005. This decrease in operating income is primarily attributable to the above mentioned revenue decrease, as well as increased subscription acquisition costs of $3.0 million to increase and support the rate base and increased production costs of $1.3 million for Shape.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment was $21.9 million, net of eliminations, for the fiscal year ended March 31, 2006, representing a decrease of $0.1 million, or 0.3%, from the fiscal year ended March 31, 2005.

Operating Income

Operating income in the Distribution Services segment decreased in the fiscal year ended March 31, 2006 by $1.6 million, or 17.9%, to $7.3 million from the fiscal year ended March 31, 2005. This decrease in operating income is primarily attributable to a 8.4% increase, or $1.6 million, in direct costs of the services provided. The increased costs were a result of our investment in additional headcount to service new customer accounts and to support the re-launch of Star.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $121.8 million for the fiscal year ended March 31, 2006, representing an increase of $7.6 million, or 6.7%, from the fiscal year ended March 31, 2005. This increase in revenue is primarily attributable to new launch revenues of $6.7 million from Celebrity Living (launched April 2005) and $1.7 million from Looking Good Now (launched January 2005) as well as increased advertising revenue of $6.1 million for Muscle & Fitness. This increase was partially offset by a decrease in advertising revenue for Men’s Fitness of $1.6 million, attributable to reductions in advertising pages and advertising revenue per page. Further offsetting the increase in operating revenue was a decrease in revenue from Muscle & Fitness Hers of $3.1 million, resulting from a reduction in the number of issues published from nine issues during fiscal year 2005 to four issues during fiscal year 2006. The increase in revenue was additionally offset by a decrease in operating revenue of $1.4 million for Weekly World News, $0.6 million for Globe Digest and $1.3 million for special publications.

Operating Loss

Operating loss before tradename and goodwill impairment expense in the Corporate/Other segment increased in the fiscal year ended March 31, 2006 by $10.9 million, or 15.1%, to $82.6 million from the fiscal year ended March 31, 2005. This increase in operating loss is primarily due to an increase of $8.3 million in advertising, accounting and finance costs, the increased costs of $15.9 million associated with the new launch publications of Celebrity Living and Looking Good Now, partially offset by the above mentioned revenue increase, as well as decreases in insurance and restructuring expenses of $1.1 million and $1.8 million, respectively. In addition, we recorded a $17.9 million impairment charge for tradename and goodwill impairments, increasing the total operating loss in the Corporate/Other segment to $100.5 million for fiscal year 2006.

RESULTS OF OPERATIONS - Comparison of Fiscal Year Ended March 31, 2005 to Fiscal Year Ended March 29, 2004

During the fourth quarter of fiscal year 2005, the Company changed its reporting period from a 52-53 week year ending on the last Monday in March to a calendar month reporting period ending March 31. As a result of this change, the fourth quarter of fiscal year 2005 includes three additional days of operating expense. The three additional days decreased operating income and net income by approximately $1.0 million and $0.6 million, respectively. The three additional days did not have an effect on operating revenue.

Operating Revenue

Total operating revenue was $501.8 million and $486.1 million, respectively, for the fiscal years ended March 31, 2005 and March 29, 2004, representing an increase in revenue of $15.7 million, or 3.2%. This increase in revenue is primarily due to a $22.9 million, or 16.2%, increase in advertising revenue to $163.6 million. The overall increase is due to increased advertising revenue for Shape and Star of $17.1 million and $6.2 million, respectively.

Single copy revenue consists of copies sold primarily to four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Newspaper Publications, Women’s Health and Fitness Publications, and Corporate/Other segments. In fiscal years 2005 and 2004 two wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 35% and 36%, respectively, of our total operating revenue. Our operating results could be materially adversely affected if one or more of the service agreements with these wholesalers were to end or the service were no longer available.

Operating Expense

Total operating expense was $436.2 million and $385.2 million, respectively, for the fiscal years ended March 31, 2005 and March 29, 2004, representing an increase of $51.0 million, or 13.2%. This increase in operating expense is primarily due to higher newsprint costs of $17.2 million, higher printing costs of $5.2 million, higher subscription related costs of $7.2 million and an increase in selling, general and administrative expense of $18.7 million including advertising, legal charges, medical insurance, facility related costs and three extra days of payroll expense due to the change in our fiscal year end. Star’s increased cost structure as a glossy magazine contributed to $33.6 million of the increases described above. These increases are partially offset by a decrease in a non-recurring recapitalization cost of $2.3 million which was incurred in fiscal year 2004.

Workforce Reduction

During the fiscal year ended March 31, 2005, we initiated a plan to relocate National Enquirer from Boca Raton, Florida to New York City, New York. Our relocation plan involved the termination of 34 employees and hiring employees in our New York City location. This activity resulted in a charge of $2.3 million for termination benefits in 2005 and $0.2 million for costs in 2006 associated with the relocation of employees. These relocation plan costs were included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income (Loss). Through March 31, 2006, we paid $2.2 million in termination benefits and paid $0.2 million in relocation costs of existing employees. As of March 31, 2006 we have a remaining accrued severance balance of $0.1 million, which will be paid in fiscal year 2007. We have completed this restructuring plan.

See Note 9, “Restructuring Activities” in the Notes to Consolidated Financial Statements herein for a discussion of the move of National Enquirer from New York City, New York back to Boca Raton, Florida in fiscal year 2007.

During the fiscal year ended March 29, 2004, we initiated a plan to relocate Star and Mira! from Boca Raton, Florida to New York City, New York. Our relocation plan involved the termination of 94 employees and hiring employees in our New York City location. This activity resulted in a charge of $2.6 million for termination benefits and $0.1 million for costs associated with the relocation of existing employees. These costs were included in selling, general and administrative expense in the accompanying Consolidated Statements of Income (Loss) for fiscal year 2004. Through March 31, 2005, we paid termination benefits totaling $2.6 million and paid $0.1 million of costs associated with relocation of existing employees. We have completed this restructuring plan.

Interest Expense

Interest expense was $78.9 million and $68.4 million, respectively, for the fiscal years ended March 31, 2005 and March 29, 2004, representing an increase of $10.5 million, or 15.4%. This increase in interest expense relates to interest expense of $3.7 million for fiscal year 2005 related to our interest rate swap agreement versus interest income of $4.4 million in fiscal year 2004 related to the swap agreement. Additionally, there was a higher effective weighted-average interest rate during fiscal year 2005 of 4.6% as compared to 4.0% in fiscal year 2004.

Income Taxes

The provision for income taxes decreased by $18.1 million to a $6.1 million income tax benefit for fiscal year 2005 when compared to an income tax provision of $12.0 million for fiscal year 2004. This decrease in the income tax provision is primarily due to a decrease in pre-tax income of approximately $45.0 million. The effective tax rate for fiscal year 2004 and 2005 was a 48.2% provision and a 30.7% benefit, respectively.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $128.6 million for the fiscal year ended March 31, 2005, representing an increase of $20.9 million, or 19.4%, from the fiscal year ended March 29, 2004. This increase in revenue is primarily a result of higher advertising and circulation revenues of Star of $6.2 million and $14.7 million, respectively. The increase in circulation revenue is a result of a 10% increase in total circulation, as well as a cover price increase from $2.19 per issue to $3.29 per issue effective April 5, 2004. The increase in total circulation, along with the re-launch of Star as a glossy consumer magazine with more advertising pages resulted in the increase in advertising revenue.

Operating Income

Operating income in the Celebrity Publications segment decreased in the fiscal year ended March 31, 2005 by $13.5 million, or 34.0%, to $26.3 million from the fiscal year ended March 29, 2004. This decrease in operating income is primarily due to the increased cost structure of Star as a glossy magazine of $33.6 million. The increase in Star-related expenses included $11.7 million related to an upgrade in paper, $6.4 million relating to printing additional copies primarily for subscriptions, $4.2 million of promotional launch costs, $4.1 million relating to increased subscription acquisition costs to increase the rate base, $1.6 million relating to increased advertising sales costs, and $1.6 million in increased editorial costs. These decreases were partially offset by the increases in operating revenue mentioned above.

Newspaper Publications Segment

Operating Revenue

Total operating revenue in the Newspaper Publications segment was $158.2 million for the fiscal year ended March 31, 2005, representing an increase of $3.5 million, or 2.2%, from the fiscal year ended March 29, 2004. This increase in revenue is primarily a result of National Enquirer cover price increases from $2.35 to an average of $2.69 which were partially offset by a 11.1% decline in newsstand units as well as a 1.1% decline in subscription revenue.

Operating Income

Operating income in the Newspaper Publications segment increased in the fiscal year ended March 31, 2005 by $2.7 million, or 4.0%, to $70.7 million from the fiscal year ended March 29, 2004. This increase in operating income is primarily due to the above mentioned revenue increase.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $78.8 million for the fiscal year ended March 31, 2005, representing an increase of $12.3 million, or 18.4%, from the fiscal year ended March 29, 2004. This increase in revenue is primarily a result of an increase in advertising revenue of Shape of $17.1 million, partially offset by a decrease in circulation revenue of $5.1 million of Shape. The increase in advertising revenue of Shape is due to an increase of 19% in paid advertising pages as well as a 3% increase in rate base resulting in an increase of approximately $10.6 million. In addition, the revenues reported for fiscal year 2005 include 12 issues of Shape compared to 11 issues in fiscal year 2004 resulting in an increase of approximately $7.3 million. The decrease in circulation revenue is primarily attributable to a decrease in newsstand copies sold as well as a decrease in revenues earned per subscription copy sold.

Operating Income

Operating income in the Women’s Health and Fitness Publications segment increased in the fiscal year ended March 31, 2005 by $2.4 million, or 8.2%, to $31.5 million from the fiscal year ended March 29, 2004. This increase in operating income is primarily attributable to the above mentioned revenue increase, partially offset by increased production and subscription acquisition costs of Shape of $5.1 million and $1.8 million, respectively.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment was $22.0 million, net of eliminations, for the fiscal year ended March 31, 2005, representing a decrease of $2.0 million, or 8.3%, from the fiscal year ended March 29, 2004. This decrease is due to the loss of a customer.

Operating Income

Operating income in the Distribution Services segment increased in the fiscal year ended March 31, 2005 by $1.6 million, or 21.3%, to $8.9 million from the fiscal year ended March 29, 2004. This increase in operating income is primarily attributable to a decrease in personnel related costs partially offset by the above mentioned decrease in revenue.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $114.2 million for the fiscal year ended March 31, 2005, representing a decrease of $19.0 million, or 14.3%, from the fiscal year ended March 29, 2004. This decrease in revenue is primarily a result of fewer issues of our special publications, resulting in a decrease in revenue of $7.2 million. The decrease in revenue is further attributable to a decrease in circulation revenue and advertising revenue of $3.4 million and $1.2 million, respectively, of Muscle & Fitness primarily as a result of one less issue recognized in fiscal year 2005 as compared to fiscal year 2004 . Further contributing to the decrease in total revenues is a decrease in circulation revenue for the following publications: Globe Digest ($3.2 million), Flex ($2.1 million), Muscle & Fitness Hers ($2.4 million) and Auto World Digest ($2.3 million). These decreases were partially offset by an increase in circulation revenue and advertising revenue of $1.2 and $2.0 million, respectively, for Men’s Fitness.

Operating Loss

Operating loss in the Corporate/Other segment increased in the fiscal year ended March 31, 2005 by $28.4 million, or 65.5%, to $71.8 million from the fiscal year ended March 29, 2004. This increase in operating loss is primarily due to the above mentioned revenue decrease and an increase of $12.3 million in advertising sales costs and other corporate costs. The increase in advertising sales costs were the result of increased headcount and office space in conjunction with the creation of a corporate sales organization and the hiring of an advertising sales president, as well as additional corporate advertising such as billboards and ads in advertising trade journals. The increase in other corporate costs was primarily a result of the hiring of group publishers to oversee the publishing of multiple publications.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and amounts available to be borrowed under our bank credit agreement (the “2006 Credit Agreement”). The 2006 Credit Agreement allows for term loans, swingline loans, a $60.0 million revolving credit commitment and letters of credit in an aggregate principal amount of up to $510.0 million. As of March 31, 2006, we had cash and cash equivalents of $19.6 million, no amounts outstanding on the revolving credit facility and a working capital deficit of $38.8 million. As of December 31, 2006, we had cash and cash equivalents of $64.7 million and an outstanding balance on the revolving credit facility of $60.0 million.

We believe that available cash at March 31, 2006 should help mitigate future possible cash flow requirements. Our revolving credit commitment matures in January 2012 but may mature sooner if we do not refinance our outstanding 10.25% senior subordinated notes due 2009 (the “2009 Notes”) on or prior to February 1, 2009 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be February 1, 2009) or we do not refinance our outstanding 8.875% senior subordinated notes due 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”) on or prior to October 15, 2010 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be October 15, 2010). To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that such additional sources of funding will be available to us on acceptable terms.

At March 31, 2006, our outstanding indebtedness totaled $1.0 billion, of which $450.0 million represented borrowings under our 2006 Credit Agreement and $550.3 million represented our senior subordinated notes (see discussion below). See Item 1A, “Risk Factors,” for risks associated with our indebtedness.

Working Capital

Consolidated working capital deficit increased by $19.3 million to $38.8 million as of March 31, 2006, as compared to $19.5 million as of March 31, 2005. This increase in working capital deficit from fiscal year 2005 to 2006 is primarily attributable to an increase in accrued expenses of $24.5 million and a $13.9 million decrease in prepaid expenses and other current assets. These items were partially offset by an increase in cash and cash equivalents of $15.6 million and a decrease in deferred revenues of $5.5 million. The increase in accrued expenses is primarily due to a $5.4 million liability incurred in fiscal year 2006 related to our investment in Mr. Olympia, LLC, an increase in accrued rack costs of $4.7 million, an increase in due to third party publishers of $4.2 million and an increase in accrued income and other taxes of $5.1 million. The decrease in prepaid expenses and other current assets is primarily due to a $10.6 million decrease in net deferred current income tax assets.

Cash Flow—Comparison of Fiscal Year Ended March 31, 2006 to Fiscal Year Ended March 31, 2005

Net cash provided by operating activities was $4.9 million for fiscal year 2006, as compared to $17.4 million for fiscal year 2005. During fiscal year 2006, net cash provided by operating activities was primarily attributable to $153.8 million of non-cash expenses primarily as a result of the $147.5 million impairment of intangible assets and goodwill, an increase in accrued expenses and other current liabilities of $19.1 million and an increase in accounts payable of $3.3 million, partially offset by a net loss of $160.9 million, a net increase in trade receivables of $4.9 million and a $5.5 million decrease in deferred revenues. Net cash provided by operating activities for fiscal year 2005 was primarily attributable to $34.3 million of non-cash expenses, a net decrease in deferred rack costs of $9.1 million and a decrease in trade receivables of $9.8 million, partially offset by a net loss of $13.8 million, an increase in prepaid expenses and other current assets of $9.9 million, a decrease in deferred revenues of $7.4 million and a decrease in accrued expenses and other current liabilities of $5.2 million.

Net cash used in investing activities was $2.8 million for fiscal year 2006, as compared to $5.4 million for fiscal year 2005. The uses of cash for investing activities in fiscal year 2006 were primarily attributable to $4.4 million for purchases of property and equipment and $0.6 million related to the investment in Mr. Olympia, LLC, partially offset by $1.6 million relating to proceeds from the sale of an investment, $0.4 million relating to proceeds from the sale of assets and $0.2 million related to payments received on a long-term note receivable. The uses of cash for investing activities in fiscal year 2005 were primarily attributable to $5.0 million for purchases of property and equipment and $0.7 million related to the acquisition of a business partially offset by $0.2 million relating to proceeds from the sale of assets.

Net cash provided by financing activities was $13.5 million for fiscal year 2006, as compared to net cash used in financing activities of $18.1 million for fiscal year 2005. Net cash provided by financing activities in fiscal year 2006 is primarily attributable to $520.0 million of proceeds from term loan and revolving credit facility borrowings partially offset by $494.0 million of term loan and revolving credit facility principal repayments and $12.5 million relating to the payment of debt issuance costs. Net cash used in financing activities in fiscal year 2005 is primarily attributable to $42.4 million of term loan and revolving credit facility repayments and $1.5 million relating to the payment of debt issuance costs partially offset by $26.0 million of proceeds from term loan and revolving credit facility borrowings.

Cash Flow—Comparison of Fiscal Year Ended March 31, 2005 to Fiscal Year Ended March 29, 2004

Net cash provided by operating activities was $17.4 million for fiscal year 2005, as compared to $11.4 million for fiscal year 2004. Net cash provided by operating activities for fiscal year 2005 was primarily attributable to $34.3 million of non-cash expenses, a net decrease in deferred rack costs of $9.1 million and a decrease in trade receivables of $9.8 million, partially offset by a net loss of $13.8 million, an increase in prepaid expenses and other current assets of $9.9 million, a decrease in deferred revenues of $7.4 million and a decrease in accrued expenses and other current liabilities of $5.2 million. Net cash provided by operating activities for fiscal year 2004 was primarily attributable to net income of $13.0 million and $40.4 million of non-cash expenses. These impacts were partially offset by increases in trade receivables of $10.4 million, inventories of $19.9 million, deferred rack costs of $1.6 million and prepaid expenses and other current assets of $2.3 million and decreases in, accounts payable of $2.0 million and deferred revenues of $5.7 million.

Net cash used in investing activities was $5.4 million for fiscal year 2005, as compared to $17.8 million for fiscal year 2004. The uses of cash for investing activities in fiscal year 2005 were primarily attributable to $5.0 million for purchases of property and equipment and $0.7 million related to the acquisition of a business, partially offset by $0.2 million relating to proceeds from the sale of assets. The uses of cash for investing activities in fiscal year 2004 were primarily attributable to $9.6 million for purchases of property and equipment and $8.4 million relating to the acquisition of Weider.

Net cash used in financing activities was $18.1 million for fiscal year 2005, as compared to $24.1 million for fiscal year 2004. Net cash used in financing activities in fiscal year 2005 is primarily attributable to $42.4 million of term loan and revolving credit facility principal repayments and $1.5 million relating to the payment of debt issuance costs, partially offset by $26.0 million of proceeds from term loan and revolving credit facility borrowings. Net cash used in financing activities in fiscal year 2004 is primarily attributable to $99.2 million of term loan and revolving credit facility principal repayments and $1.1 million relating to the payment of debt issuance costs, partially offset by $70.0 million of proceeds from term loan and revolving credit facility borrowings and a $6.1 million capital contribution.

Credit Agreement and Subordinated Indebtedness

On January 30, 2006, we entered into the 2006 Credit Agreement, replacing the then existing Amended and Restated Credit Agreement dated as of January 23, 2003 (the “2003 Credit Agreement”). The 2003 Credit Agreement had allowed for term loans, revolving loans and letters of credit in an aggregate principal amount of up to $485.0 million. On the date of termination, aggregate extensions of credit outstanding under the 2003 Credit Agreement totaled $443.0 million plus $2.0 million of accrued interest. These amounts and approximately $5.0 million of professional and bank fees incurred to establish the 2006 Credit Agreement were paid off with $450.0 million of borrowings under the 2006 Credit Agreement.

The 2006 Credit Agreement allows for revolving loans, term loans, swingline loans and letters of credit in an aggregate principal amount of up to $510.0 million. The 2006 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default which are similar to the 2003 Credit Agreement. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2006 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying cash dividends, incurring additional indebtedness, creating liens, making acquisition or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. We have obtained a number of waivers and amendments to the 2006 Credit Agreement since January 30, 2006. As of March 31, 2006, we were in compliance with these covenants under the 2006 Credit Agreement (as amended). Although there can be no assurances, we anticipate that, based on current projections, our operating results for fiscal year 2008 will be sufficient to satisfy the financial covenants under the 2006 Credit Agreement. The indebtedness under the 2006 Credit Agreement, like the 2003 Credit Agreement, is secured by security interests in substantially all of the Company’s assets and the assets of all of its domestic subsidiaries. In addition, the Company’s obligations are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, substantially all of its existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of its subsequently acquired or organized subsidiaries.

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

As of March 31, 2006, under the 2006 Credit Agreement, the Company had $450.0 million of borrowings under the term loan commitments and there were no amounts outstanding under the revolving credit commitment. The 2006 and 2003 Credit Agreements require the Company to pay a commitment fee ranging from 3/8% to 1/2% of the unused portion of the revolving commitment. Commitment fee payments under the 2006 and 2003 Credit Agreements totaled $0.3 million, $0.3 million and $0.2 million for fiscal years 2004, 2005 and 2006, respectively.

Borrowings under the term loan commitments included in the 2006 Credit Agreement are payable in varying quarterly installments commencing in fiscal year 2009. The Company is required to make Excess Cash Flow payments (as defined), which will be applied ratably to the then outstanding term loans. There were no required Excess Cash Flow payments for the fiscal year ended March 31, 2006.

The effective interest rate under the 2006 Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 31, 2006, was 6.7% and the effective weighted-average interest rates for the fiscal years 2004, 2005 and 2006 were 4.0%, 4.6% and 6.7%, respectively. The increase in the effective weighted-average interest rate is tied to the increase in LIBOR.

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable rate debt. The agreement, which expired on January 15, 2007, had a notional amount of $150.0 million. Under that agreement, we received a fixed rate of 8.875% and paid LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment.

We have recorded a liability for the swap agreement at its fair value of $2.3 million and $2.7 million as of March 31, 2005 and 2006, respectively. The change in the fair value of the swap has been recognized as a net addition (reduction) to interest expense of $(4.4) million, $3.7 million, and $1.5 million for fiscal years ended 2004, 2005 and 2006, respectively. On January 15, 2004, we received $1.6 million in connection with the interim settlement of this swap agreement. On July 15, 2004, we received $1.2 million in connection with the interim settlement of this swap agreement. On January 18, 2005, we received $0.2 million in connection with the interim settlement of this swap agreement. On July 15, 2005, we received $0.2 million in connection with the interim settlement of this swap agreement. On January 15, 2006, we paid $1.2 million in connection with the interim settlement of this swap agreement. On July 28, 2006, we paid $1.6 million in connection with the interim settlement of this swap agreement. At each reset date we either receive or pay money based on the current interest rates as of that date. The final settlement date was January 15, 2007, which coincided with the swap agreement termination date. On January 24, 2007, we paid $1.6 million in connection with the final settlement of this swap agreement.

We are subject to interest risk on our credit facilities and any future financing requirements.

Our fixed rate debt consists primarily of senior subordinated notes. On May 7, 1999, we issued $250.0 million in aggregate principal amount of 10.25% senior subordinated notes due May 2009. The notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness. These notes rank equally with all the Company’s existing and future senior subordinated indebtedness. The notes are guaranteed on a senior subordinated basis by all of the Company’s domestic subsidiaries.

On February 14, 2002, we issued $150.0 million in aggregate principal amount of 10.25% senior subordinated notes due May 2009 through a private placement. The gross proceeds from the offering were $150.8 million including a premium on the notes of $0.8 million. We used the gross proceeds of the offering (a) to make a $75.4 million distribution to the LLC, (b) to prepay $68.4 million of the term loans under our then existing credit agreement and (c) to pay transaction costs. These notes are unsecured and subordinated in right of payment to all the Company’s existing and future senior indebtedness. These notes rank equally with all the Company’s existing and future senior subordinated indebtedness. These notes are guaranteed on a senior subordinated basis by all of the Company’s domestic subsidiaries. These notes, together with the senior subordinated notes issued in May 1999, constitute a single series of debt securities.

On January 23, 2003, we issued $150.0 million aggregate principal amount of 8.875% senior subordinated notes due January 2011 through a private placement. The net proceeds from the offering were $145.9 million, including a discount on the notes of $4.1 million. We used the net proceeds of the offering to (a) fund the acquisition of Weider Publications LLC, and (b) pay transaction costs. These notes are unsecured and subordinated in right of payment to all the Company’s existing and future senior indebtedness. These notes rank equally with all of the Company’s existing and future senior subordinated indebtedness. These notes are guaranteed on a senior subordinated basis by all of the Company’s domestic subsidiaries.

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

On June 23, 2006, we entered into another Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “June 2006 Waiver”). The June 2006 Waiver, among other things, provided for (i) extensions of the Restatement Waiver (with certain changes to the conditions), the Cross Default Waiver and the Additional Limitations, (ii) an extension of the deadline for delivery of the Company’s financial statements for periods through June 30, 2006, (iii) certain amendments and waivers to the financial covenants under the 2006 Credit Agreement, (iv) the approval of the sale of the assets as described in Note 19 to the Notes to Consolidated Financial Statements, and (v) the approval of certain other changes relating to the foregoing items. Pursuant to the June 2006 Waiver, we paid amendment fees in cash equal to $2.50 per $1,000 of the outstanding and available credit facilities (totaling $510.0 million) under the 2006 Credit Agreement, for an aggregate payment of $1.3 million.

On June 26, 2006, we entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “June 2006 Subordinated Debt Consent Agreements”). Pursuant to the June 2006 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes provided their consents to specified amendments to the Indentures. Pursuant to the June 2006 Subordinated Debt Consent Agreements, the Company paid in cash $2.50 per $1,000 in principal amount of Notes to each holder of

Notes, for an aggregate payment to all Note holders of $1.4 million. In addition, pursuant to the requirements of the June 2006 Subordinated Debt Consent Agreements, the Company entered into (i) a Fourth Supplemental Indenture, dated as of June 26, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Second Supplemental Indenture, dated as of June 26, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “June 2006 Supplemental Indentures”). The principal purpose of the June 2006 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its quarterly report on Form 10-Q for the quarter ended December 31, 2005 to August 15, 2006, (ii) its annual report on Form 10-K for the fiscal year ended March 31, 2006 to September 15, 2006 and (iii) the quarterly report on Form 10-Q for the quarter ended June 30, 2006 to September 29, 2006.

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

On August 18, 2006, we entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “August 2006 Subordinated Debt Consent Agreements”). Pursuant to the August 2006 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes provided their consents to specified amendments to the Indentures. Pursuant to the August 2006 Subordinated Debt Consent Agreements the Company paid in cash $1.25 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $0.7 million. In addition, pursuant to the requirements of the August 2006 Subordinated Debt Consent Agreements, on August 18, 2006, the Company entered into (i) a Fifth Supplemental Indenture, dated as of August 18, 2006, among the Company, the Note Guarantors names therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Third Supplemental Indenture, dated as of August 18, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “August 2006 Supplemental Indentures”). The principal purpose of the August 2006 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its quarterly report on Form 10-Q for the quarter ended December 31, 2005 (the “Third Quarter 2006 Form 10-Q”) to October 31, 2006, (ii) its annual report on Form 10-K for the fiscal year ended March 31, 2006 (the “2006 Form 10-K”) to October 31, 2006, (iii) its quarterly report on Form 10-Q for the quarter ended June 30, 2006 (the “First Quarter 2007 Form 10-Q”) to December 15, 2006 and (iv) its quarterly report on Form 10-Q for the quarter ended September 30, 2006 (the “Second Quarter 2007 Form 10-Q”) to January 31, 2007.

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

On November 2, 2006, we entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “November 2006 Subordinated Debt Consent Agreements”). Pursuant to the November 2006 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes provided their consents to specified amendments to the Indentures. Pursuant to the November 2006 Subordinated Debt Consent Agreements the Company paid in cash $2.50 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $1.4 million. In addition, pursuant to the requirements of the November 2006 Subordinated Debt Consent Agreements, on November 2, 2006, the Company entered into (i) a Sixth Supplemental

Indenture, dated as of November 2, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Fourth Supplemental Indenture, dated as of November 2, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “November 2006 Supplemental Indentures”). The principal purpose of the November 2006 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its Third Quarter 2006 Form 10-Q to January 16, 2007, (ii) its 2006 Form 10-K to January 16, 2007, (iii) its First Quarter 2007 Form 10-Q to February 15, 2007, (iv) its Second Quarter 2007 Form 10-Q to February 15, 2007 and (v) its Third Quarter 2007 Form 10-Q to February 15, 2007. In addition, each of the November 2006 Supplemental Indentures permits the Company, upon notice to the trustee, to extend the filing dates of (x) the Third Quarter 2006 Form 10-Q and the 2006 Form 10-K to February 15, 2007 in return for a cash payment to all holders of Notes equal to $1.25 per $1,000 principal amount and (y) the First Quarter 2007 Form 10-Q, the Second Quarter 2007 Form 10-Q and the Third Quarter 2007 Form 10-Q to March 15, 2007 in return for a cash payment to all holders of Notes equal to $1.25 per $1,000 principal amount.

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

On February 9, 2007, we entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “February 2007 Waiver”). The February 2007 Waiver provided, among other things, for an extension of the existing waiver of certain specified defaults or events of default for specified periods under the 2006 Credit Agreement as a result of the Restatement, so long as the Restatement does not result in changes in operating income and Consolidated EBITDA (calculated in accordance with the 2006 Credit Agreement) in excess of certain specified amounts for specified periods as amended pursuant to the February 2007 Waiver. The February 2007 Waiver also provided, among other things, for (a) the extension for delivery of the Company’s financial statements for (i) the fiscal quarter ended December 31, 2005 to March 15, 2007, (ii) the fiscal year ended March 31, 2006 to March 15, 2007, (iii) the fiscal quarter ended June 30, 2006 to April 15, 2007, (iv) the fiscal quarter ended September 30, 2006 to April 15, 2007 and (v) the fiscal quarter ended December 31, 2006 to April 15, 2007 (failure to satisfy the foregoing delivery deadlines does not become an “Event of Default” under the 2006 Credit Agreement unless such failure continues unremedied for 30 days after the Company receives notice of such failure from the administrative agent), (b) the continuing waiver of any cross default resulting from any failure by the Company to comply with the indentures governing its senior subordinated notes by failing to timely file its periodic reports with the SEC, unless the trustee or the noteholders (i) deliver certain notices to the Company as a result of the Company’s failure to comply with its reporting covenants or (ii) commence any proceeding with respect to their rights and remedies thereunder, (c) an increase in the margins applicable to borrowings under the 2006 Credit Agreement, (d) certain additional reporting requirements for a limited period, (e) certain amendments and waivers to the financial covenants under the 2006 Credit Agreement, (f) the issuance of additional notes to the holders of the Company’s bonds under certain circumstances, (g) the continuation of limitations affecting the Company’s ability to (i) repurchase its outstanding senior subordinated notes, (ii) make certain restricted payments and (iii) give consideration to noteholders to waive the failure to comply with the reporting covenant under its indentures, in each case during the period that the Restatement is in process, and (h) a further increase in margins applicable to borrowings in the event of a specified downgrade in the ratings by Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services of the debt under the 2006 Credit Agreement or in the event certain payments are made to the holders of the Company’s outstanding bonds. Pursuant to the February 2007 Waiver, we paid an amendment fee in cash to lenders who approved the February 2007 Waiver equal to $1.25 per $1,000 in principal amount of the outstanding and available credit facilities of such lenders resulting in an aggregate payment of $0.5 million.

On February 15, 2007, we entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “February 2007 Subordinated Debt Consent Agreements”). Pursuant to the February 2007 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes have provided their consents to specified amendments to the Indentures. Pursuant to the February 2007 Subordinated Debt Consent Agreements, we paid in cash $1.25 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $0.7 million. In addition, pursuant to the requirements of the February 2007 Subordinated Debt Consent Agreements, on February 15, 2007, we entered into (i) a Seventh Supplemental Indenture, dated as of February 15, 2007, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Fifth Supplemental Indenture, dated as of February 15, 2007, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “February 2007 Supplemental Indentures”). The principal purpose of the February 2007 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its Third Quarter 2006 Form 10-Q to April 16, 2007 and (ii) its 2006 Form 10-K to April 16, 2007. In addition, each of the February 2007 Supplemental Indentures permits the Company, upon notice to the trustee, to extend the filing dates of its First Quarter 2007 Form 10-Q, the Second Quarter 2007 Form 10-Q and the Third Quarter 2007 Form 10-Q, respectively, from March 15, 2007 to May 15, 2007 in return for a cash payment to all holders of Notes equal to $1.25 per $1,000 principal amount. We have extended the filing dates for these three quarterly reports to May 15, 2007.

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

At March 31, 2005, March 31, 2006 and February 28, 2007, our short- and long-term debt was rated by the two major credit-rating agencies listed below. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant.

Credit Rating Agency	Year	Long-Term Debt
Moody’s	2005	Ba3
	2006	Caa1
	2007	Caa2

Standard & Poor’s	2005	B
	2006	CCC
	2007	CCC-

Contractual Obligations

The impact that our aggregate contractual obligations as of March 31, 2006 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt obligations, principal (1)	$1,000,000	$—	$450,000	$550,000	$—
Long-term debt obligations, interest (2)	$276,788	$84,463	$164,660	$27,665	$—
Operating lease obligations	$20,404	$5,171	$7,787	$5,614	$1,832
Printing agreement obligations (3)	$702,662	$68,071	$142,330	$150,998	$341,263
Pre-press obligations	$56,018	$6,588	$13,774	$14,613	$21,043
Trademark license agreement (4)	$2,000	$200	$400	$400	$1,000
Mr. Olympia, LLC agreement	$2,400	$300	$600	$600	$900

Total contractual obligations	$2,060,272	$164,793	$779,551	$749,890	$366,038

(1)	Includes principal payments on both fixed and variable rate obligations.
(2)	Includes interest payments on both fixed and variable rate obligations. The interest payments associated with our variable rate obligations (for amounts borrowed under the 2006 Credit Agreement) is based upon interest rates in effect at March 31, 2006. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.
(3)	During fiscal year 2005, we renegotiated our printing contracts for our publications. We have a printing agreement expiring in our fiscal year 2016 with an unrelated printer to print National Enquirer, Globe, Shape, Men’s Fitness, Fit Pregnancy, Muscle & Fitness, Muscle & Fitness Hers, Flex, Natural Health, Looking Good Now, National Examiner, Weekly World News, Sun, Mira! and Country Weekly. We also have printing agreements to print Star with unrelated printers expiring in our fiscal year 2015 and fiscal year 2012, respectively. Based on current pricing and production levels, these contracts which require pricing adjustments based on changes in the consumer price index are estimated to cost approximately $702.7 million over their remaining life.
(4)	As part of the Weider Acquisition, we entered into a trademark license agreement with Weider Health and Fitness which grants us the exclusive right to use the Weider trademarks on the cover and in the editorial content of existing Weider titles of the acquired business and in any future healthy living or fitness-related publications in any media. We were also given the non-exclusive right to use the trade name Joe Weider on products and services other than publications. We pay Weider Health and Fitness $0.2 million per year pursuant to the trademark license agreement and we have estimated that such payments will continue through 2016. We also have the right to use the Weider, Team Weider and Joe Weider trademarks in most other countries in the world.

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 prescribes that tax positions that meet a more-likely-than-not recognition threshold be measured to determine the amount of benefit to be recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us beginning in fiscal year 2008. We are currently evaluating the impact, if any, that FIN 48 will have on the results of our operations, financial position or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Interest rate changes affect our income before taxes and cash provided from operating activities. A 1% change in our weighted interest rate on our variable debt would have resulted in a change of $6.0 million in our interest expense for the year ended March 31, 2006.

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable rate debt. The agreement, which expired on January 15, 2007, had a notional amount of $150.0 million. Under that agreement, we received a fixed rate of 8.875% and paid LIBOR in arrears plus a spread of 5.38% subject to a collar adjustment.

We have recorded a liability for the swap agreement at its fair value of $2.3 million and $2.7 million as of March 31, 2005 and 2006, respectively. The change in the fair value of the swap has been recognized as a net addition (reduction) to interest expense of $(4.4) million, $3.7 million, and $1.5 million for fiscal years ended 2004, 2005 and 2006, respectively. On January 15, 2004, we received $1.6 million in connection with the interim settlement of this swap agreement. On July 15, 2004, we received $1.2 million in connection with the interim settlement of this swap agreement. On January 18, 2005, we received $0.2 million in connection with the interim settlement of this swap agreement. On July 15, 2005, we received $0.2 million in connection with the interim settlement of this swap agreement. On January 15, 2006, we paid $1.2 million in connection with the interim settlement of this swap agreement. On July 28, 2006, we paid $1.6 million in connection with the interim settlement of this swap agreement. At each reset date we either receive or pay money based on the current interest rates as of that date. The final settlement date was January 15, 2007, which coincided with the swap agreement termination date. On January 24, 2007, we paid $1.6 million in connection with the final settlement of this swap agreement.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS:

Page(s)
Report of Independent Registered Public Accounting Firm	47

Consolidated Balance Sheets as of March 31, 2005 (As Restated) and March 31, 2006	48

Consolidated Statements of Income (Loss) for the Fiscal Years Ended March 29, 2004 (As Restated), March 31, 2005 (As Restated) and March 31, 2006	49

Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss) for the Fiscal Years Ended March 29, 2004 (As Restated), March 31, 2005 (As Restated) and March 31, 2006	50

Consolidated Statements of Cash Flows for the Fiscal Years Ended March 29, 2004 (As Restated), March 31, 2005 (As Restated) and March 31, 2006	51

Notes to Consolidated Financial Statements	52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of American Media Operations, Inc.:

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of American Media Operations, Inc., a wholly owned subsidiary of American Media, Inc., and subsidiaries (the “Company”) as of March 31, 2005 and 2006, and the related consolidated statements of income (loss), stockholder’s equity and comprehensive income (loss), and cash flows for each of the three fiscal years in the period ended March 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2005 and 2006, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the accompanying 2004 and 2005 consolidated financial statements have been restated. In addition, the financial statement schedule listed in the Index at Item 15 has also been restated.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Fort Lauderdale, Florida

March 22, 2007

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2005 (As Restated, See Note 2)	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,994	$19,591
Trade receivables, net of allowance for doubtful accounts of $8,652 and $9,211, respectively	51,199	50,373
Inventories	39,711	36,619
Prepaid expenses and other current assets	32,104	18,203

Total current assets	127,008	124,786

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	4,400	2,544
Furniture, fixtures and equipment	42,011	39,308
Less – accumulated depreciation and amortization	(28,605)	(31,262)

Total property and equipment, net	17,806	10,590

OTHER ASSETS:
Deferred debt costs, net	19,950	21,678
Deferred rack costs, net	15,019	20,943
Other long-term assets	2,822	2,987

Total other assets	37,791	45,608

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill, net of accumulated amortization of $74,757	648,526	623,617
Other identified intangibles, net of accumulated amortization of $122,172 and $134,756, respectively	613,839	484,713

Total goodwill and other identified intangible assets	1,262,365	1,108,330

TOTAL ASSETS	$1,444,970	$1,289,314

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Term loan	$5,859	$—
Accounts payable	28,750	32,044
Accrued expenses and other current liabilities	37,648	62,175
Accrued interest	25,012	25,656
Deferred revenues	49,205	43,691

Total current liabilities	146,474	163,566

NON-CURRENT LIABILITIES:
Term loan	418,125	450,000
Senior subordinated notes, including bond premium	550,425	550,321
Deferred income taxes	159,478	116,103

Total liabilities	1,274,502	1,279,990

COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDER’S EQUITY:
Common stock, $.20 par value; 10,000 shares authorized; 7,508 shares issued and outstanding	2	2
Additional paid-in capital	281,701	281,671
Accumulated deficit	(111,575)	(272,460)
Accumulated other comprehensive income	340	111

Total stockholder’s equity	170,468	9,324

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,444,970	$1,289,314

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the Three Fiscal Years in the Period Ended March 31, 2006

(in thousands)

	Fiscal Year Ended
	March 29, 2004 (As Restated, See Note 2)	March 31, 2005 (As Restated, See Note 2)	March 31, 2006
OPERATING REVENUES:
Circulation	$310,968	$303,109	$293,500
Advertising	140,716	163,572	168,360
Other	34,430	35,106	34,307

Total operating revenues	486,114	501,787	496,167

OPERATING EXPENSES:
Editorial	58,689	60,565	66,906
Production	139,143	160,937	163,750
Distribution, circulation and other cost of sales	75,148	83,130	97,332
Selling, general and administrative	87,708	106,335	105,329
Depreciation and amortization	24,520	25,218	24,115
Provision for impairment of intangible assets and goodwill	—	—	147,452

Total operating expenses	385,208	436,185	604,884

OPERATING INCOME (LOSS)	100,906	65,602	(108,717)

OTHER INCOME (EXPENSE):
Interest expense	(68,380)	(78,945)	(86,026)
Amortization of deferred debt costs	(6,621)	(6,568)	(10,727)
Loss on insurance settlement	(740)	—	—
Other income (loss), net	(153)	(57)	1,712

Total other income (expense)	(75,894)	(85,570)	(95,041)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	25,012	(19,968)	(203,758)

PROVISION (BENEFIT) FOR INCOME TAXES	12,044	(6,136)	(42,873)

NET INCOME (LOSS)	$12,968	$(13,832)	$(160,885)

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the Three Fiscal Years in the Period Ended March 31, 2006

(in thousands, except share information)

			Additional Paid-In Capital	Accumulated Deficit (As Restated, See Note 2)	Accumulated Other Comprehensive Income (Loss) (As Restated, See Note 2)	Total Stockholder’s Equity (As Restated, See Note 2)	Comprehensive Income (Loss) (As Restated, See Note 2)

	Common Stock
	Shares	Amount
Balances, March 31, 2003, as previously reported	7,508	$2	$273,480	$(98,248)	$(314)	$174,920
Effect of restatement (Note 2)	—	—	—	(12,463)	275	(12,188)

Balances, March 31, 2003, as restated	7,508	2	273,480	(110,711)	(39)	162,732
Net income	—	—	—	12,968	—	12,968	$12,968
Equity contribution resulting from recapitalization	—	—	8,311	—	—	8,311
Non-cash compensation charge	—	—	66	—	—	66
Foreign currency translation	—	—	—	—	332	332	332

Total comprehensive income							$13,300

Balances, March 29, 2004, as restated	7,508	2	281,857	(97,743)	293	184,409
Net loss	—	—	—	(13,832)	—	(13,832)	$(13,832)
Return of equity investment	—	—	(156)	—	—	(156)
Foreign currency translation	—	—	—	—	47	47	47

Total comprehensive loss							$(13,785)

Balances, March 31, 2005, as restated	7,508	2	281,701	(111,575)	340	170,468
Net loss	—	—	—	(160,885)	—	(160,885)	$(160,885)
Return of equity investment	—	—	(30)	—	—	(30)
Foreign currency translation	—	—	—	—	(229)	(229)	(229)

Total comprehensive loss							$(161,114)

Balances, March 31, 2006	7,508	$2	$281,671	$(272,460)	$111	$9,324

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Fiscal Years in the Period Ended March 31, 2006

(in thousands)

	Fiscal Year Ended
	March 29, 2004 (As Restated, See Note 2)	March 31, 2005 (As Restated, See Note 2)	March 31, 2006
Cash Flows from Operating Activities:
Net income (loss)	$12,968	$(13,832)	$(160,885)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	10,316	11,120	11,531
Amortization of identified intangibles	14,204	14,098	12,584
Provision for impairment of intangible assets and goodwill	—	—	147,452
Provision for bad debts	1,541	2,180	6,218
Amortization of deferred debt costs	6,621	6,568	10,727
Amortization of deferred rack costs	19,062	20,843	18,632
Gain on sale of investment	—	—	(1,607)
Provision for excess and obsolete inventory	—	538	466
Deferred income tax provision (benefit)	7,512	84	(32,804)
Other	193	(267)	(811)
Decrease (increase) in operating assets:
Trade receivables	(10,394)	9,780	(4,930)
Inventories	(19,860)	(1,255)	2,626
Prepaid expenses and other current assets	(2,283)	(9,877)	2,864
Deferred rack costs	(20,650)	(11,788)	(24,556)
Other long-term assets	(499)	(2,032)	(165)
Increase (decrease) in operating liabilities:
Accounts payable	(2,034)	1,200	3,294
Accrued expenses and other current liabilities	(176)	(5,196)	19,127
Accrued interest	581	2,666	644
Deferred revenues	(5,687)	(7,414)	(5,514)

Total adjustments	(1,553)	31,248	165,778

Net cash provided by operating activities	11,415	17,416	4,893

Cash Flows from Investing Activities:
Purchases of property and equipment	(9,608)	(4,963)	(4,390)
Acquisition of business, net of cash acquired	(8,421)	(666)	—
Proceeds from sale of assets	232	187	399
Proceeds from sale of investment	—	—	1,607
Investment in Mr. Olympia, LLC	—	—	(600)
Payments received on long-term note receivable	—	32	194

Net cash used in investing activities	(17,797)	(5,410)	(2,790)

Cash Flows from Financing Activities:
Proceeds from term loan and revolving credit facility borrowings	70,000	26,000	520,000
Term loan and revolving credit facility principal repayments	(99,158)	(42,408)	(493,984)
Capital contribution	6,138	—	—
Return of equity investment	—	(156)	(30)
Payment of deferred debt costs	(1,057)	(1,522)	(12,455)

Net cash provided by (used in) financing activities	(24,077)	(18,086)	13,531

Effect of exchange rate changes on cash	29	29	(37)

Net Increase (Decrease) in Cash and Cash Equivalents	(30,430)	(6,051)	15,597
Cash and Cash Equivalents, Beginning of Period	40,475	10,045	3,994

Cash and Cash Equivalents, End of Period	$10,045	$3,994	$19,591

Supplemental Disclosures of Cash Flow and Non-Cash Investing and Financing Activities Information:
Cash paid during the period for -
Income taxes	$6,350	$1,328	$1,154
Interest	$67,799	$76,279	$85,382
Non-cash equity contribution resulting from recapitalization	$2,173	$—	$—

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of American Media Operations, Inc. and its subsidiaries (collectively, the “Company”). The Company is a wholly owned subsidiary of American Media, Inc. (“Media”). Media’s parent entity is EMP Group LLC (the “LLC”). The Company consolidates all majority owned subsidiaries and investments in entities in which it has a controlling influence. Non-majority owned investments are accounted for using the equity method when the Company has the ability to significantly influence the operating decisions of the issuer. When the Company does not have the ability to significantly influence the operating decisions of an issuer, the cost method is used. For entities that are considered variable interest entities, the Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51”. All significant intercompany accounts and transactions have been eliminated in consolidation

The Company publishes six weekly publications: National Enquirer, Star, Globe, National Examiner, Weekly World News and Sun; two bi-weekly publications: Country Weekly and Mira!; six monthly publications: Muscle & Fitness, Muscle & Fitness Hers, Shape, Men’s Fitness, Flex, and Looking Good Now; one bi-monthly publication: Fit Pregnancy; and one publication which is published ten times per year: Natural Health. Distribution Services, Inc. (“DSI”), the Company’s subsidiary, arranges for the placement of the Company’s publications and third-party publications with retailers and monitors through its merchandising staff that these publications are properly displayed in stores, primarily large supermarkets and major retail chains such as Wal-Mart and Target. DSI coordinates (also known as acting as a “category captain”) the racking of magazine fixtures for selected retailers. In addition, DSI provides sales of marketing, merchandising and information gathering services for third parties including non-magazine clients.

During the fourth quarter of fiscal year 2005, the Company changed its reporting period from a 52-53 week year ending on the last Monday in March to a calendar month reporting period ending March 31. As a result of this change, the fourth quarter of fiscal year 2005 includes three additional days of operating expense. The three additional days decreased operating income and net income by approximately $1.0 million and $0.6 million, respectively. The three additional days did not have an effect on operating revenue.

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

Wholesaler Concentration

Single copy revenues consist of copies sold primarily to four wholesalers, which the Company estimates represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Newspaper Publications, Women’s Health and Fitness Publications, and Corporate/Other segments. In fiscal 2004, 2005, and 2006, two wholesalers each accounted for greater than 10% of the Company’s total operating revenue and in the aggregate accounted for approximately 36%, 35%, and 35%, respectively, of the Company’s total operating revenue. The Company has service agreements with its wholesalers, with three of them requiring at least 120 days prior notice of termination, with terms expiring on December 31, 2007. The fourth wholesaler agreement will terminate on June 30, 2007. The Company’s operating results could be materially adversely affected if one or more of those service agreements were to end or the service were no longer available.

Barter Transactions

The Company trades advertisements in its publications in exchange for advertising and goods and services. Revenue and related expenses from barter transactions are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) No. 99-17, Accounting for Advertising Barter Transactions and Accounting Principles Board Opinion (“APB”) No. 29, Accounting for Nonmonetary Transactions. Revenue from barter transactions is recognized in accordance with the Company’s revenue recognition policies. Expense from barter transactions is recognized as incurred. Revenue and expense from barter transactions for the fiscal years 2004, 2005 and 2006 was not significant.

Editorial Costs

External editorial costs relating to photos, artwork and text are expensed as the issue relating to each specific cost is recognized as revenue. Internal editorial costs are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand or deposited in demand deposit accounts with financial institutions and highly liquid investments with an original maturity of three months or less. Book overdrafts of $9.4 million and $0.6 million have been recorded in accounts payable as of March 31, 2005 and 2006, respectively, and are included in cash flows from operating activities.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. Inventories are comprised of the following at March 31 (in thousands):

	2005	2006
Raw materials — paper	$32,459	$28,620
Finished product — paper, production and distribution costs of future issues	7,252	7,999

Total inventory	$39,711	$36,619

Direct-Response Advertising Costs

Direct-response advertising costs that are intended to solicit subscriptions and are expected to result in probable future benefits are capitalized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 93-7, Reporting on Advertising Costs. These costs are amortized over the period during which future benefits are expected to be received which is generally the related one-year subscription period. The asset balance of the capitalized direct-response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. Capitalized direct-response advertising costs were $4.3 million and $5.1 million at March 31, 2005 and 2006, respectively, and were included in prepaid expenses and other current assets in the Consolidated Balance Sheets. There were no material write-downs of capitalized direct-response advertising costs in any of the three fiscal years in the period ended March 31, 2006.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and indefinite-lived intangible assets in accordance SFAS No. 142, Goodwill and Other Intangible Assets. The Company’s reporting units are tested annually in accordance with SFAS No. 142 during the fourth quarter of each fiscal year to determine whether their carrying value exceeds their fair value. Goodwill and other indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would indicate that an impairment exists. Impairment losses, if any, are reflected in operating income or loss in the Consolidated Statements of Income (Loss). The Company’s reporting units consist of its publications and other consolidated subsidiaries.

In accordance with SFAS No. 144, the Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Impairment losses, if any, are reflected in operating income or loss in the Consolidated Statements of Income (Loss).

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following at March 31 (in thousands):

	2005	2006
Retail display pockets and allowances	$13,433	$14,696
Rack costs	4,773	9,462
Personnel and related costs	10,000	8,388
Mr. Olympia LLC (see Note 13)	—	5,400
Due to third party publishers	485	4,710
Income and other taxes	1,845	6,990
Interest rate swap	2,300	2,742
Production costs	901	2,660
Other	3,911	7,127

Accrued expenses and other current liabilities	$37,648	$62,175

Deferred Revenues

Deferred revenues are comprised of the following at March 31 (in thousands):

	2005	2006
Subscriptions	$43,740	$39,784
Advertising	5,465	3,907

Deferred revenues	$49,205	$43,691

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

Contingent Liabilities

The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Reserves for contingent liabilities are reflected in the Company’s consolidated financial statements based on management’s assessment, along with legal counsel, of the expected outcome of the contingencies. If the final outcome of the contingencies differs from that currently expected, it would result in a change to earnings in the period determined.

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

Interest earned (payable) under the interest rate swap is credited (charged) to interest expense using the accrual method. The related accrued receivable or payable is included in accrued interest payable. The fair market value of the interest rate swap agreement is reflected in the accompanying consolidated financial statements. See Note 4, “Fair Value of Financial Instruments.” The Company does not utilize derivative financial instruments for trading or other speculative purposes.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This statement revises FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in their statements of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) is effective for the Company in the first quarter of fiscal year 2007. The Company does not expect that the adoption of SFAS No. 123(R) will have a material impact on the results of its operations, financial position or cash flows.

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 prescribes that tax positions that meet a more-likely-than-not recognition threshold be measured to determine the amount of benefit to be recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning in fiscal year 2008. The Company is currently evaluating the impact, if any, that FIN 48 will have on the results of its operations, financial position or cash flows.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement. SAB No. 108 requires that companies utilize a “dual-approach” to assessing the quantitative effects of financial statement misstatements. The dual-approach includes both an income statement focused and balance sheet focused assessment. SAB No. 108 is effective for the Company’s fiscal year 2007. The Company is currently evaluating the impact of the adoption of SAB No. 108, but does not expect that it will have a significant impact on the results of its operations, financial position or cash flows.

(2) Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s fiscal year 2005 financial statements, the Company’s management determined that errors existed in previously issued financial statements. As a result, the Company is restating the accompanying Consolidated Balance Sheet as of March 31, 2005, Consolidated Statements of Income (Loss), Stockholder’s Equity and Comprehensive Income (Loss) and Cash Flows for the fiscal years ended March 29, 2004 and March 31, 2005 and Notes related thereto from amounts previously reported (collectively, the “Restatement”) to correct the accounting, presentation and disclosure for the following: (i) deferred rack costs; (ii) subscription marketing programs; (iii) subscription selling agent costs; (iv) deferred rack cost accruals and amortization; (v) terminal promotion costs and classification; (vi) accruals for retail display pockets and allowances; (vii) subscriptions receivable and deferred revenue presentation; (viii) provision for income taxes; (ix) operating tax contingencies; (x) inventory matters; (xi) paper consumption; (xii) paid time off; (xiii) severance; (xiv) bonuses; (xv) deferred advertising; (xvi) revenue recognition; (xvii) segment reporting; (xviii) impairment of goodwill; (xix) sale of Frontline Marketing, Inc. (“FMI”); (xx) editorial costs; (xxi) foreign currency translation and other comprehensive income; (xxii) errors in financial statement classification; (xxiii) loss on insurance settlement; and (xxiv) supplemental disclosures of cash flow information, all of which are described in greater detail below.

The effect of these Restatement adjustments increased (decreased) the March 31, 2003 ending accumulated deficit and accumulated other comprehensive loss by $12.5 million and $(0.3) million, respectively.

A summary of the increase (decrease) effect on net income as a result of the Restatement is as follows (in thousands):

	2004	2005
Circulation	$(6,375)	$(16,174)
Operating Tax Contingencies	(237)	(2,748)
Production	(8)	(1,085)
Employee Related Costs	(1,256)	17
Weider Acquisition	1,516	(70)
Revenue Recogntion	(4,791)	(582)
Other	(2,252)	(537)

Pre-tax Income Effect	(13,403)	(21,179)
Income Taxes	2,808	7,152

Net Income Effect	$(10,595)	$(14,027)

Circulation

•

Deferred Rack Costs: Deferred rack costs previously reported on the Consolidated Balance Sheets as a component of furniture, fixtures and equipment should have been reported as a deferred cost. As a result, the Company has restated its classification of such amounts to deferred rack costs, net. In addition, the amortization of display racks on the Consolidated Statements of Income (Loss) previously reported as depreciation and amortization should have been recognized as a reduction to circulation revenues on the Consolidated Statements of Income (Loss), in accordance with Emerging Issues Task Force No. 01-9, Accounting for Consideration Given by a Vendor to a Customer. The Company previously reflected deferred rack costs as cash flows from investing activities. Such costs are now reflected as cash flows from operating activities in the Consolidated Statement of Cash Flows.

The effect of this correction was a decrease in both circulation revenue and depreciation expense of $16.6 million and $19.3 million for fiscal years 2004 and 2005, respectively. This correction did not have any effect on the Company’s operating income (loss).

•

Subscription Marketing Programs: Subscription related revenue was incorrectly recorded for certain subscriptions sold by third party agents due to the Company’s inability to estimate payment percentages due to a lack of historical information. In addition, commissions paid to such agents were previously deferred and amortized, but should have been expensed when incurred.

The effect of this correction was a decrease in circulation revenue of $2.8 million for fiscal year 2004, and a decrease in circulation revenue of $4.9 million and an increase in selling, general and administrative expense of $0.6 million for fiscal year 2005.

•

Subscription Selling Agent Costs: Certain payments to subscription selling agents for generating new subscriptions should have been expensed as incurred. Previously, the Company deferred these costs and amortized them over the related subscription period. As a result of this restatement adjustment, the previously recorded amortization expense has been reversed and the total amount of payments to the subscription selling agents have been expensed in the period incurred. For fiscal years 2004 and 2005, this restatement adjustment resulted in an increase in distribution, circulation and other cost of sales of $0.7 million and $2.9 million, respectively.

•

Deferred Rack Cost Accruals and Amortization: Certain deferred rack costs were incorrectly recorded upon the processing of payments rather than accrued when placed in service. In addition, the related amortization expense relating to such racks should have commenced when placed into service. Additionally, certain rack payments were previously being amortized over the incorrect useful life. The effect of this correction was a decrease in circulation revenue of $2.8 million and $2.1 million, respectively, for fiscal years 2004 and 2005.

•

Terminal Promotion Costs and Classification: Certain terminal promotion costs relating to the placement of the Company’s publications at transportation terminals were previously being amortized over the incorrect useful life. In addition, certain terminal promotion costs were incorrectly recorded in distribution, circulation and other cost of sales rather than as a reduction in circulation revenue. The effect of this correction was a decrease in circulation revenue of $0.7 million and $2.5 million, respectively, for fiscal years 2004 and 2005 and a decrease to distribution, circulation and other cost of sales of $1.1 million and $0.2 million, respectively, for fiscal years 2004 and 2005.

•

Accruals for Retail Display Pockets and Allowances: The Company has determined that errors existed with respect to certain retail display pocket and allowance accruals. The accruals recorded were insufficient. The effect of this correction was a decrease in circulation revenue of $0.4 million and $3.3 million, respectively, for fiscal years 2004 and 2005.

•

Subscriptions Receivable and Deferred Revenue Presentation: Subscription accounts receivable were previously incorrectly netted against deferred revenues on the Consolidated Balance Sheet. The Company should have recorded the receivable, net of an allowance for doubtful accounts, with a corresponding allowance against the related deferred revenues. The effect of this correction was an increase of $6.0 million to both accounts receivable and deferred revenues in fiscal year 2005.

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

Impact on Financial Statements

Increase (Decrease) to Net Income (in thousands)

	2004	2005
(Provision) Benefit for Income Taxes
Tax effect of book income restatements	$4,959	$7,836
Tax provision errors	(2,151)	(684)

Total Income Taxes	$2,808	$7,152

Circulation revenue	$339	$(1,802)
Selling, general and administative expense	(555)	(360)
Interest expense	(21)	(586)

Total Operating Tax Contingencies	$(237)	$(2,748)

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

•

Paper Consumption: The Company has determined that errors existed with respect to certain paper consumption accruals. The effect of this correction was an $8 thousand and a $0.1 million increase to production expense for fiscal years 2004 and 2005, respectively.

Employee Related Costs

•

Paid Time Off (“PTO”): The Company has determined that errors existed with respect to certain PTO accruals. The effect of this correction was an increase in selling, general, and administrative expense of $0.6 million and $0.1 million for fiscal years 2004 and 2005, respectively.

•

Severance: The Company has determined that errors existed with respect to certain severance accruals. The effect of this correction was a $0.1 million increase and $0.1 million decrease to selling, general, and administrative expense for fiscal years 2004 and 2005, respectively.

•

Bonuses: The Company has determined that errors existed with respect to certain bonus accruals. The effect of this correction was an increase in selling, general, and administrative expense of $0.6 million for fiscal year 2004, and a decrease in selling, general, and administrative expense of $0.1 million for fiscal year 2005.

Weider Acquisition

•

Deferred Advertising: The Company incorrectly amortized deferred revenue associated with an obligation to provide advertising at a discounted rate in certain of the Company’s publications. The Company was previously amortizing the deferred revenue based on actual advertising pages used rather than on the maximum number of pages which expire annually. In addition, the Company incorrectly recognized all of the revenue as advertising revenue. The Company should have recognized advertising revenue for actual advertising pages used with the remaining revenue recognized in other revenue. The liability was established as part of the Weider acquisition in fiscal year 2003. As a result of this restatement adjustment, advertising revenue decreased by $0.2 million, other revenue increased by $2.2 million, and editorial expense increased by $0.5 million for fiscal year 2004. Advertising revenue decreased by $2.5 million, other revenue increased by $2.6 million, and editorial expense increased by $0.2 million for fiscal year 2005.

Revenue Recognition

•

Advertising, subscription and newsstand revenue relating to the Company’s monthly publications was previously recognized in the incorrect period. The effect of this correction was a decrease in operating revenue of $8.6 million and a decrease in operating expense of $3.8 million for fiscal year 2004 and a decrease in operating revenue of $1.1 million and a decrease in operating expense of $0.5 million for fiscal year 2005.

Other

•

Segment Reporting: The Company has concluded that it operates in five reporting segments: Newspaper Publications, Celebrity Publications, Women’s Health and Fitness Publications, Distribution Services and Corporate/Other, rather than aggregated into one reporting segment as previously reported. The aggregation of the Company’s business is based upon the Company’s publications having the following similarities: economic characteristics including gross margins, types of products and services, types of production processes, type or class of customer, and method of distribution, as required by

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As a result, the Company has included segment reporting and enterprise-wide disclosures as part of its financial presentation. See Note 16, “Business Segment Information,” for further discussion.

•

Impairment of Goodwill: The Company previously performed its annual goodwill impairment analyses using the incorrect reporting unit based on its one reporting segment (described in “Segment Reporting” above) rather than at the individual publication or reporting unit level. As a result, the Company should have recorded a goodwill impairment charge of $13.7 million in fiscal year 2003 relating to Weekly World News. This adjustment reduced the March 31, 2003 ending accumulated deficit balance.

•

Sale of Frontline Marketing, Inc. (FMI): Gains recorded on the sale in fiscal year 2001 of the Company’s 80% owned subsidiary, FMI, should have been deferred until cash was received for the net realizable value of the note rather than recognized in fiscal year 2001 through fiscal year 2003. In addition, all cash payments on a related $2.0 million note receivable should have been recorded on a cost recovery method of accounting. As a result of this Restatement adjustment, other income increased by a total of $0.1 million for fiscal years 2004 and 2005.

•

Editorial Costs: The Company has determined that errors existed with respect to certain editorial cost accruals. The effect of this correction was an increase in editorial expense of $0.3 million for fiscal year 2004, and a decrease in editorial expense of $0.1 million for fiscal year 2005.

•

Foreign Currency Translation and Other Comprehensive Income: Realized gains and losses on foreign currency transactions were incorrectly recorded in Other Comprehensive Income. In addition, the Company’s method of translating its foreign subsidiary’s financial statements into U.S. Dollars was incorrect. The effect of this correction was an increase to selling, general and administrative expense of $0.4 million in each of fiscal years 2004 and 2005 and an increase in depreciation and amortization of $0.1 million in each of fiscal years 2004 and 2005.

•

Errors in Financial Statement Classification: Certain amounts in the fiscal year 2005 Consolidated Balance Sheet were incorrectly classified. These amounts have been reclassified to conform to the fiscal year 2006 presentation, including classifying: (i) $8.4 million of non-trade receivable items as prepaid expenses and other current assets rather than as trade receivables; (ii) $3.5 million of trade receivable items as trade receivables rather than as prepaid expenses and other current assets; (iii) $0.7 million of deferred revenues related to a marketing subscription program as deferred revenues rather than as a reduction to trade receivables; (iv) $0.3 million of rack related costs as deferred rack costs rather than as prepaid and other current assets; (v) $0.7 million of rack related costs as deferred rack costs rather than as other long-term assets; (vi) $0.6 million of display rack accruals as accrued expenses and other current liabilities rather than as accounts payable; and (vii) $5.1 million of book overdrafts as a reduction of cash and cash equivalents rather than as an increase to cash and cash equivalents and accounts payable. The book overdrafts primarily related to a zero balance bank account where a right of offset existed against certain of the Company’s other bank accounts. These reclassifications did not affect previously reported cash flows from operations.

Certain amounts in the fiscal year 2004 and 2005 Consolidated Statements of Cash Flows were incorrectly classified. These amounts have been reclassified to conform to the fiscal year 2006 presentation, including classifying: (i) in fiscal year 2004, $70.0 million of proceeds from term loan and revolving credit facility borrowings and $99.2 million of term loan and revolving credit facility principal repayments rather than presenting the net $29.2 million of term loan and revolving credit facility principal repayments; and (ii) in fiscal year 2005, $26.0 million of proceeds from term loan and revolving credit facility borrowings and $42.4 million of term loan and revolving credit facility principal repayments rather than presenting the net $16.4 million of term loan and revolving credit facility principal repayments.

•

Loss on Insurance Settlement: The Company incorrectly recorded a gain on insurance settlement in 2004 that should have been recorded in 2003. The effect of this correction was an increase to the loss on insurance settlement of $0.5 million for fiscal year 2004. In addition, in fiscal year 2004, the loss on insurance settlement was incorrectly classified as an operating expense rather than as an other expense in the Consolidated Statements of Income (Loss). The loss on insurance settlement was not part of the Company’s ongoing operations.

•

Supplemental Disclosures of Cash Flow Information: The Company has determined that errors existed with respect to cash paid for income taxes and interest for fiscal years 2004 and 2005. The effect of this correction was an increase to income taxes paid of $0.3 million and $0.2 million for fiscal years 2004 and 2005, respectively, and a decrease to interest paid of $2.9 million for fiscal year 2004 and an increase to interest paid of $3.7 million for fiscal year 2005.

Restatement Summary

The Company’s accompanying Consolidated Financial Statements have been restated to give effect to the adjustments described above. The following tables summarize the impact of the Restatement on the Consolidated Balance Sheet as of March 31, 2005, and the Consolidated Statements of Income (Loss) and the Consolidated Statements of Cash Flows for the fiscal years ended March 29, 2004 and March 31, 2005.

CONSOLIDATED BALANCE SHEET

(in thousands)

	As of March 31, 2005
	As Previously Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,121	$(5,127)	$3,994
Trade receivables, net of allowance for doubtful accounts	62,133	(10,934)	51,199
Inventories	35,131	4,580	39,711
Prepaid expenses and other current assets	17,510	14,594	32,104
Income tax receivable	8,004	(8,004)	—

Total current assets	131,899	(4,891)	127,008

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	4,400	—	4,400
Furniture, fixtures and equipment	41,637	374	42,011
Display racks	43,477	(43,477)	—
Less – accumulated depreciation and amortization	(51,150)	22,545	(28,605)

Total property and equipment, net	38,364	(20,558)	17,806

OTHER ASSETS:
Deferred debt costs, net	19,950	—	19,950
Deferred rack costs, net	—	15,019	15,019
Long-term note receivable, net	1,361	(1,361)	—
Other long-term assets	3,469	(647)	2,822

Total other assets	24,780	13,011	37,791

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill, net	661,639	(13,113)	648,526
Other identified intangibles, net of accumulated amortization	613,839	—	613,839

Total goodwill and other identified intangible assets	1,275,478	(13,113)	1,262,365

TOTAL ASSETS	$1,470,521	$(25,551)	$1,444,970

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Term loan	$5,859	$—	$5,859
Accounts payable	34,456	(5,706)	28,750
Accrued expenses and other current liabilities	36,238	1,410	37,648
Accrued interest	25,012	—	25,012
Deferred revenues	28,677	20,528	49,205

Total current liabilities	130,242	16,232	146,474

NON-CURRENT LIABILITIES:
Term loan	418,125	—	418,125
Senior subordinated notes, including bond premium	550,425	—	550,425
Deferred income taxes	164,781	(5,303)	159,478

Total liabilities	1,263,573	10,929	1,274,502

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock	2	—	2
Additional paid-in capital	281,701	—	281,701
Accumulated deficit	(74,490)	(37,085)	(111,575)
Accumulated other comprehensive income (loss)	(265)	605	340

Total stockholder’s equity	206,948	(36,480)	170,468

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,470,521	$(25,551)	$1,444,970

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands)

	Fiscal Year Ended March 29, 2004				Fiscal Year Ended March 31, 2005
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
OPERATING REVENUES:
Circulation	$335,434	$(24,466)		$310,968	$336,732	$(33,623)		$303,109
Advertising	147,933	(7,217)		140,716	167,669	(4,097)		163,572
Other	32,305	2,125		34,430	32,220	2,886		35,106

Total operating revenues	515,672	(29,558)		486,114	536,621	(34,834)		501,787

OPERATING EXPENSES:
Editorial	58,740	(51)		58,689	60,081	484		60,565
Production	141,230	(2,087)		139,143	160,283	654		160,937
Distribution, circulation and other cost of sales	75,203	(55)		75,148	80,687	2,443		83,130
Selling, general and administrative	85,721	1,987		87,708	104,567	1,768		106,335
Depreciation and amortization	40,977	(16,457)		24,520	44,190	(18,972)		25,218
Loss on insurance settlement	200	(200)		—	—	—		—

Total operating expenses	402,071	(16,863)		385,208	449,808	(13,623)		436,185

OPERATING INCOME	113,601	(12,695)		100,906	86,813	(21,211)		65,602

OTHER INCOME (EXPENSE):
Interest expense	(75,001)	6,621	(A)	(68,380)	(85,513)	6,568	(A)	(78,945)
Amortization of deferred debt costs	—	(6,621	)(A)	(6,621)	—	(6,568	)(A)	(6,568)
Loss on insurance settlement	—	(740)		(740)	—	—		—
Other income (loss), net	(185)	32		(153)	(89)	32		(57)

Total other income (expense)	(75,186)	(708)		(75,894)	(85,602)	32		(85,570)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	38,415	(13,403)		25,012	1,211	(21,179)		(19,968)

PROVISION (BENEFIT) FOR INCOME TAXES	14,852	(2,808)		12,044	1,016	(7,152)		(6,136)

NET INCOME (LOSS)	$23,563	$(10,595)		$12,968	$195	$(14,027)		$(13,832)

(A)	Amount was reclassified to conform with the fiscal year 2006 presentation of separately presenting amortization of deferred debt costs.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended March 29, 2004			Fiscal Year Ended March 31, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Cash Flows from Operating Activities:
Net income (loss)	$23,563	$(10,595)	$12,968	$195	$(14,027)	$(13,832)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of assets	(80)	80	—	(182)	182	—
Bond premium amortization	(103)	103	—	(103)	103	—
Depreciation and amortization	40,977	(40,977)	—	44,190	(44,190)	—
Depreciation of property and equipment	—	10,316	10,316	—	11,120	11,120
Non-cash compensation charge	66	(66)	—	—	—	—
Amortization of identified intangibles	—	14,204	14,204	—	14,098	14,098
Provision for bad debts	—	1,541	1,541	—	2,180	2,180
Amortization of deferred debt costs	6,621	—	6,621	6,568	—	6,568
Amortization of deferred rack costs	—	19,062	19,062	—	20,843	20,843
Provision for excess and obsolete inventory	—	—	—	—	538	538
Deferred income tax provision	12,088	(4,576)	7,512	6,458	(6,374)	84
Other	—	193	193	—	(267)	(267)
Decrease (increase) in operating assets:
Trade receivables	(14,354)	3,960	(10,394)	4,774	5,006	9,780
Income tax receivable	—	—	—	(8,004)	8,004	—
Inventories	(16,096)	(3,764)	(19,860)	(613)	(642)	(1,255)
Prepaid expenses and other current assets	(3,249)	966	(2,283)	(8,129)	(1,748)	(9,877)
Deferred rack costs	—	(20,650)	(20,650)	—	(11,788)	(11,788)
Other long-term assets	—	(499)	(499)	—	(2,032)	(2,032)
Increase (decrease) in operating liabilities:
Accounts payable	11,346	(13,380)	(2,034)	(7,620)	8,820	1,200
Accrued expenses and other current liabilities	(8,909)	8,733	(176)	3,958	(9,154)	(5,196)
Accrued interest	581	—	581	2,666	—	2,666
Accrued income taxes	(5,312)	5,312	—	(4,770)	4,770	—
Deferred revenues	(7,603)	1,916	(5,687)	(10,937)	3,523	(7,414)

Total adjustments	15,973	(17,526)	(1,553)	28,256	2,992	31,248

Net cash provided by operating activities	39,536	(28,121)	11,415	28,451	(11,035)	17,416

Cash Flows from Investing Activities:
Purchases of property and equipment	(25,870)	16,262	(9,608)	(23,441)	18,478	(4,963)
Acquisition of business, net of cash acquired	(8,421)	—	(8,421)	—	(666)	(666)
Proceeds from sale of assets	232	—	232	219	(32)	187
Payments received on long-term note receivable	31	(31)	—	23	9	32

Net cash used in investing activities	(34,028)	16,231	(17,797)	(23,199)	17,789	(5,410)

Cash Flows from Financing Activities:
Proceeds from term loan and revolving credit facility borrowings	—	70,000	70,000	—	26,000	26,000
Term loan and revolving credit facility principal repayments	(29,158)	(70,000)	(99,158)	(16,408)	(26,000)	(42,408)
Capital contribution	6,138	—	6,138	—	—	—
Return of equity investment	—	—	—	(156)	—	(156)
Payment of deferred debt costs	(1,057)	—	(1,057)	(1,522)	—	(1,522)

Net cash used in financing activities	(24,077)	—	(24,077)	(18,086)	—	(18,086)

Effect of exchange rate changes on cash	286	(257)	29	(237)	266	29

Net Decrease in Cash and Cash Equivalents	(18,283)	(12,147)	(30,430)	(13,071)	7,020	(6,051)
Cash and Cash Equivalents, Beginning of Period	40,475	—	40,475	22,192	(12,147)	10,045

Cash and Cash Equivalents, End of Period	$22,192	$(12,147)	$10,045	$9,121	$(5,127)	$3,994

Supplemental Disclosures of Cash Flow and Non-Cash Investing and Financing Activities Information:
Cash paid during the period for -
Income taxes	$6,083	$267	$6,350	$1,121	$207	$1,328
Interest	$70,720	$(2,921)	$67,799	$72,569	$3,710	$76,279
Non-cash equity contribution resulting from recapitalization	$2,173	$—	$2,173	$—	$—	$—

(3) Goodwill and Other Identified Intangible Assets

As of March 31, 2005 and 2006, the Company had goodwill with carrying values of approximately $648.5 million and $623.6 million, respectively. Other identified intangible assets not subject to amortization had a carrying value of $557.4 million and $427.2 million as of March 31, 2005 and 2006, respectively, and consist of trade names with indefinite lives. During fiscal year 2006, the Company recorded a $6.0 million increase to tradenames in association with its investment in Mr. Olympia, LLC. The $6.0 million increase to tradenames consisted of a $0.6 million cash payment and a $5.4 million increase to accrued expenses and other current liabilities. See Note 13, “Mr. Olympia, LLC,” for further discussion.

Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

	March 31, 2005				March 31, 2006
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames (a)	8 -27	$—	$—	$—	$18,186	$(4,771)	$13,415
Covenants not to compete	5 -10	22,500	(10,361)	12,139	22,500	(13,268)	9,232
Subscriber lists	3 -15	66,171	(31,794)	34,377	66,171	(37,620)	28,551
Advertising relationships	3	7,750	(5,303)	2,447	7,750	(7,750)	—
Non-subscriber customer relationships	8	10,150	(2,639)	7,511	10,150	(3,857)	6,293

		$106,571	$(50,097)	$56,474	$124,757	$(67,266)	$57,491

(a)	Weekly World News, National Examiner and Sun tradenames were determined to have finite lives during the fourth quarter of fiscal year 2006, and will be amortized over their respective estimated useful lives.

Amortization expense of intangible assets for the fiscal years ended March 29, 2004, March 31, 2005 and March 31, 2006 was $14.2 million, $14.1 million and $12.6 million, respectively. Based on the carrying value of identified intangible assets recorded at March 31, 2006, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2007	$8,998
2008	8,864
2009	7,975
2010	7,292
2011	5,848
Thereafter	18,514

$57,491

Impairment Charges

As a result of the fiscal year 2006 SFAS No. 142 annual impairment analysis, the Company determined that the tradenames of the National Enquirer, Star, Weekly World News, Country Weekly, National Examiner, Sun and MiniMag reporting units were impaired and consequently recorded a tradename impairment charge of approximately $122.5 million. As a result of the fiscal year 2006 SFAS No. 142 annual impairment analysis, the Company determined that the goodwill of the Star and Weekly World News reporting units were impaired and consequently recorded a goodwill impairment charge of approximately $24.9 million. These determinations were primarily the result of a change in management’s expectations of long-term cash flows attributable to expected future circulation declines and unexpected underperformance during fiscal year 2006. The combination of these factors had an adverse impact on the anticipated future cash flows of these reporting units used in the annual impairment analysis performed during the fourth quarter of fiscal year 2006. Weekly World News, Sun, and National Examiner’s expected negative future cash flows resulted in the determination of their previous indefinite-lived tradenames becoming finite lives at 8, 27, and 21 years, respectively. The net carrying amount of these tradenames with finite lives was $13.6 million at the beginning of the fourth quarter of fiscal year 2006, after the impairment charge was recorded.

The reduced circulation levels at these reporting units were primarily the result of decreased demand of the reporting units’ publications attributable to continued industry circulation declines and increased competition. In performing the SFAS No. 142 impairment assessment, management determined that this shift in demand was more than temporary, consequently impacting the forecast used in the Company’s goodwill and indefinite-lived intangible analysis. During the fourth quarter of fiscal year 2005, management had expected improvements in these reporting units’ operating performance due to changes in editorial staffing and content; however, as a result of the factors specified above, the National Enquirer, Star, Weekly World News, Country Weekly, National Examiner, Sun and MiniMag reporting units achieved lower than expected results during fiscal year 2006. As a result of these factors, management determined that these reporting units would be unable to meet expected profitability measures which indicated that the anticipated long-term cash flows from the business would be materially less than previously expected over the period used in the SFAS No. 142 impairment analysis. Although the Company has made operational changes in an effort to improve the performance and profitability of these impaired reporting units, the Company is uncertain of the time period that the changes will take to improve the performance and the extent to which the changes may be effective.

Tradename Impairment Charge Assumptions

The estimate of fair value of the Company’s tradename reporting units was based on the Company’s projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The valuation employed a combination of present value techniques to measure fair value and considered market factors. The key assumptions used to determine the fair value of the Company’s tradename reporting units during the fiscal year 2006 annual impairment test, including the impaired reporting units listed above, were:

a)	expected cash flow periods of five years;

b)	terminal values based upon terminal growth rates ranging from -10% to 5%; and

c)	discount rates ranging from 11.0% to 13.0% which were based on the Company’s best estimate of the weighted-average cost of capital adjusted for risks associated with the reporting units.

The key assumptions used to determine the fair value of the Company’s tradename reporting units during the fiscal year 2005 annual impairment test, including the impaired reporting units listed above, were:

a)	expected cash flow periods of five years;

b)	terminal values based upon terminal growth rates ranging from 1.5% to 6.0%; and

c)	discount rates ranging from 11.0% to 13.0% which were based on the Company’s best estimate of the weighted-average cost of capital adjusted for risks associated with the reporting units.

Management believes the rates used are consistent with the risks inherent in the Company’s current business model and with industry discount rates. Changes in management’s judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in a change in the impairment of tradenames. A variance in the discount rate used could have had a significant impact on the amount of tradename impairment charges recorded. For example, a 1% change in the discount rate would have caused an increase or decrease in the tradename impairment charges by approximately $35.0 million. Additionally, a 1% change in the discount rate would have changed the estimated fair value of the Company’s reporting units and may have caused other reporting units to incur impairment charges.

Goodwill Impairment Charge Assumptions

The estimate of fair value of the Company’s goodwill reporting units was based on the Company’s projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The valuation employed a combination of present value techniques to measure fair value and considered market factors. The key assumptions used to determine the fair value of the Company’s goodwill reporting units during the fiscal year 2006 annual impairment test, including the impaired reporting units listed above, were:

a)	expected cash flow periods of five years;

b)	multiples ranging from 3.9 to 10.5 used in the business enterprise value income and market approaches; and

c)	discount rates ranging from 11.0% to 13.0% which were based on the Company’s best estimate of the weighted-average cost of capital adjusted for risks associated with the reporting units.

The key assumptions used to determine the fair value of the Company’s goodwill reporting units during the fiscal year 2005 annual impairment test, including the impaired reporting units listed above, were:

a)	expected cash flow periods of five years;

b)	multiples ranging from 3.0 to 12.0 used in the business enterprise value income and market approaches; and

c)	discount rates ranging from 11.0% to 13.0% which were based on the Company’s best estimate of the weighted-average cost of capital adjusted for risks associated with the reporting units.

Management believes the rates used are consistent with the risks inherent in the Company’s current business model and with industry discount rates. Changes in management’s judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in a change in the impairment of goodwill. A variance in the enterprise value used could have had a significant impact on the amount of goodwill impairment charges recorded. For example, a 5% decrease in the enterprise value would have caused impairments of two other publications and an increase in goodwill impairment charges of approximately $12.6 million to our existing impaired publications and a 5% increase in the enterprise value would have caused no impairment to Star and a $0.1 million impairment to Weekly World News.

As a result of the Company’s impairment testing under SFAS No. 142, impairment charges for fiscal year 2006 by reportable segment are as follows (in thousands):

	Newspaper Publications	Celebrity Publications	Corporate/ Other	Total
Trademarks	$68,126	$36,797	$17,620	$122,543
Goodwill	—	24,613	296	24,909

	$68,126	$61,410	$17,916	$147,452

Changes in the carrying amount of goodwill by reportable segment are as follows:

	Newspaper Publications	Celebrity Publications	Women’s Health and Fitness Publications	Corporate/ Other	Total
Balance as of March 29, 2004 and March 31, 2005	$241,570	$204,550	$83,649	$118,757	$648,526

Impairment charges in fiscal year 2006	—	(24,613)	—	(296)	(24,909)

Balance as of March 31, 2006	$241,570	$179,937	$83,649	$118,461	$623,617

(4) Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

	March 31, 2005				March 31, 2006
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Term loan, including current portion	$423,984		$423,984		$450,000		$450,000
Subordinated indebtedness	550,000	(a)	567,500	(a)	550,000	(a)	491,250	(a)
Interest rate swap liability	(2,300)		(2,300)		(2,742)		(2,742)

(a)	Amount does not include the bond premium.

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

The Company has recorded a liability for the swap agreement at its fair value of $2.3 million and $2.7 million as of March 31, 2005 and 2006, respectively. The change in the fair value of the swap has been recognized as a net addition (reduction) to interest expense of $(4.4) million, $3.7 million, and $1.5 million for fiscal years ended 2004, 2005 and 2006, respectively. On January 15, 2004, the Company received $1.6 million in connection with the interim settlement of this swap agreement. On July 15, 2004, the Company received $1.2 million in connection with the interim settlement of this swap agreement. On January 18, 2005, the Company received $0.2 million in connection with the interim settlement of this swap agreement. On July 15, 2005, the Company received $0.2 million in connection with the interim settlement of this swap agreement. On January 15, 2006, the Company paid $1.2 million in connection with the interim settlement of this swap agreement. On July 28, 2006, the Company paid $1.6 million in connection with the interim settlement of this swap agreement. At each reset date the Company either receives or pays money based on the current interest rates as of that date. The final settlement date was January 15, 2007, which coincided with the swap agreement termination date. On January 24, 2007, the Company paid $1.6 million in connection with the final settlement of this swap agreement.

(5) Income Taxes

The Company files a consolidated Federal income tax return with Media and calculates the Company’s income tax on a separate return basis. The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	March 29, 2004	March 31, 2005	March 31, 2006
Current:
Federal	$1,220	$(5,499)	$(10,523)
State	3,003	(1,153)	33
Foreign	309	432	421

Total current	4,532	(6,220)	(10,069)

Deferred:
Federal	5,746	(613)	(30,662)
State	1,788	724	(2,119)
Foreign	(22)	(27)	(23)

Total deferred	7,512	84	(32,804)

Provision (benefit) for income taxes	$12,044	$(6,136)	$(42,873)

A reconciliation of the federal statutory tax rate with the effective tax rate is as follows:

	Fiscal Year Ended
	March 29, 2004	March 31, 2005	March 31, 2006
U.S. statutory income tax (benefit) rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	12.5	(1.4)	(0.6)
Meals and entertainment	1.6	2.5	0.2
Goodwill impairment	—	—	4.3
Valuation allowance on deferred tax benefits	—	—	10.0
Deferred tax on undistributed foreign earnings	—	2.6	—
Other, net	(0.9)	0.6	0.1

Effective rate	48.2%	(30.7)%	(21.0)%

Deferred income taxes reflect the net tax effects of a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and b) net operating loss and tax credit carry forwards, net of valuation allowances. The tax effected net deferred tax assets and liabilities are comprised of the following at March 31 (in thousands):

	2005	2006
Deferred Income Tax Assets - Current
Reserves and accruals	$5,136	$5,556
Revenue recognition (A)	2,668	—
Subscription marketing programs (A)	3,109	3,143
Interest rate swap	873	2,102
Inventory matters, paper consumption and editorial costs (A)	668	897

Gross deferred income tax assets - current	12,454	11,698
Valuation allowance	—	(5,215)

Deferred income tax assets - current	$12,454	$6,483

Deferred Income Tax Liabilities - Current
Expenses deducted for tax, deferred for books	$(784)	$(657)
Subscription selling agent costs (A)	1,371	(971)
Uniform cost capitalization	(142)	(1,429)
Other current deferred tax liabilities	(175)	(1,272)

Deferred income tax liabilities - current	$270	$(4,329)

Net deferred income tax assets - current	$12,724	$2,154

Deferred Income Tax Assets - Non-Current
Reserves and accruals	$723	$731
Net operating losses	367	34,016
Debt costs amortized for tax, expensed for books	438	221
Deferred foreign taxes	54	77
Expenses recorded for books, not deducted for tax	1,761	2,119
Other non-current deferred tax assets	3,633	2,766

Gross deferred income tax assets - non-current	6,976	39,930
Valuation allowance	—	(17,799)

Deferred income tax assets - non-current	$6,976	$22,131

Deferred Income Tax Liabilities - Non-Current
Goodwill and other intangibles	$(160,225)	$(124,067)
Depreciation	(2,885)	(72)
Circulation expenses	298	(11,571)
Capitalized salaries	(2,072)	(2,361)
Other non-current deferred tax liabilities	(1,570)	(163)

Deferred income tax liabilities - non-current	$(166,454)	$(138,234)

Net deferred income tax liabilities - non-current	$(159,478)	$(116,103)

(A)	See Note 2, “Restatement of Previously Issued Financial Statements.”

The net deferred income tax assets - current of $12.7 million and $2.2 million as of March 31, 2005 and 2006, respectively, is included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. The net deferred income tax liabilities – non-current of $159.5 million and $116.1 million as of March 31, 2005 and 2006, respectively, is included in deferred income taxes in the accompanying Consolidated Balance Sheets.

At March 31, 2005 and 2006, the Company had gross U.S. federal and state net operating loss carryforwards as follows (in thousands):

	2005	2006
Federal	$—	$86,644
State	23,926	79,244

Total	$23,926	$165,888

The federal net operating loss carry forwards expire in 2026 and approximately one-half of the state net operating loss carryforwards expire in 2016 and the remainder expires in 2026.

The asset and liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2006, the Company established a valuation allowance of $23.0 million to reduce both current and non-current deferred income tax assets primarily related to net operating loss carry forwards.

The valuation allowance was provided against a portion of the deferred tax assets, exclusive of the deferred tax liability for amortization of indefinite-lived intangibles, as the Company does not believe that it is more likely than not that those benefits will be realized. The Company’s deferred tax liabilities related to the amortization of indefinite-lived intangibles are not considered a future source of income to support the realization of deferred tax assets within the carryforward period. In the future, the Company will record additional deferred tax expense in the event a valuation allowance against net operating loss carryforwards is required due to amortization of goodwill and indefinite-lived assets that are deductible for tax purposes, but no longer amortized in the consolidated financial statements.

The Company accrued for contingent liabilities related to state income taxes and interest it may be required to pay in various taxing jurisdictions. As of March 31, 2005 and 2006, the Company recorded $4.1 million and $3.2 million, respectively, of such contingency accruals in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. A portion of this contingency relates to ongoing state tax audits.

In addition to the accruals for contingent income tax liabilities, the Company has also accrued for contingent liabilities for non-income related taxes. As of March 31, 2005 and 2006, these accruals amounted to $4.7 million and $5.8 million, respectively, and are recorded in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

(6) Credit Agreement

On January 30, 2006, the Company entered into a bank credit agreement (the “2006 Credit Agreement”), replacing its then existing Amended and Restated Credit Agreement dated as of January 23, 2003 (the “2003 Credit Agreement”). The 2003 Credit Agreement had allowed for term loans, revolving loans and letters of credit in an aggregate principal amount of up to $485.0 million. On the date of termination, aggregate extensions of credit outstanding under the 2003 Credit Agreement totaled $443.0 million plus $2.0 million of accrued interest. These amounts and approximately $5.0 million of professional and bank fees incurred to establish the 2006 Credit Agreement were paid off with $450.0 million of borrowings under the 2006 Credit Agreement.

The 2006 Credit Agreement allows for revolving loans, term loans, swingline loans and letters of credit in an aggregate principal amount of up to $510.0 million. The Company’s revolving credit commitment matures in January 2012 but may mature sooner if the Company does not refinance its outstanding 10.25% senior subordinated notes due 2009 (the “2009 Notes”) on or prior to February 1, 2009 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be February 1, 2009) or the Company does not refinance its outstanding 8.875% senior subordinated notes due 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”) on or prior to October 15, 2010 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be October 15, 2010). The 2006 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default which are similar to the 2003 Credit Agreement. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2006 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying cash dividends, incurring additional indebtedness, creating liens, making acquisition or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. The Company has obtained a number of waivers and amendments to the 2006 Credit Agreement since January 30, 2006. As of March 31,

2006, the Company was in compliance with these covenants under the 2006 Credit Agreement (as amended). Although there can be no assurances, the Company anticipates that, based on current projections, its operating results for fiscal year 2008 will be sufficient to satisfy the financial covenants under the 2006 Credit Agreement. The indebtedness under the 2006 Credit Agreement, like the 2003 Credit Agreement, is secured by security interests in substantially all of the Company’s assets and the assets of all of its domestic subsidiaries. In addition, the Company’s obligations are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, substantially all of its existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of its subsequently acquired or organized subsidiaries.

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

As of March 31, 2006, under the 2006 Credit Agreement, the Company had $450.0 million of borrowings under the term loan commitments and there were no amounts outstanding under the revolving credit commitment. The 2006 and 2003 Credit Agreements require the Company to pay a commitment fee ranging from  3/8% to  1/2% of the unused portion of the revolving commitment. Commitment fee payments under the 2006 and 2003 Credit Agreements totaled $0.3 million, $0.3 million and $0.2 million for fiscal years 2004, 2005 and 2006, respectively.

Borrowings under the term loan commitments included in the 2006 Credit Agreement are payable in varying quarterly installments commencing in fiscal year 2009. The Company is required to make Excess Cash Flow payments (as defined), which will be applied ratably to the then outstanding term loans. There were no required Excess Cash Flow payments for the fiscal year ended March 31, 2006.

The effective interest rate under the 2006 Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 31, 2006, was 6.7% and the effective weighted-average interest rates for the fiscal years 2004, 2005 and 2006 were 4.0%, 4.6% and 6.7%, respectively. The increase in the effective weighted-average interest rate is tied to the increase in LIBOR.

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

On June 23, 2006, the Company entered into another Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “June 2006 Waiver”). The June 2006 Waiver, among other things, provided for (i) extensions of the

Restatement Waiver (with certain changes to the conditions), the Cross Default Waiver and the Additional Limitations, (ii) an extension of the deadline for delivery of the Company’s financial statements for periods through June 30, 2006, (iii) certain amendments and waivers to the financial covenants under the 2006 Credit Agreement, (iv) the approval of the sale of the assets as described in Note 19 to the Notes to Consolidated Financial Statements, and (v) the approval of certain other changes relating to the foregoing items. Pursuant to the June 2006 Waiver, the Company paid amendment fees in cash equal to $2.50 per $1,000 of the outstanding and available credit facilities (totaling $510.0 million) under the 2006 Credit Agreement, for an aggregate payment of $1.3 million.

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

Payments of principal due under the 2006 Credit Agreement (excluding any amounts that may be borrowed under the credit commitment or required to be prepaid under the Excess Cash Flow provision), are as follows (in thousands):

Fiscal Year
2007	$—
2008	—
2009	450,000
2010	—
2011	—
Thereafter	—

$450,000

(7) Senior Subordinated Indebtedness

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

On February 14, 2002, the Company issued $150.0 million in aggregate principal amount of 10.25% senior subordinated notes due May 2009 through a private placement. The gross proceeds from the offering were $150.8 million including a premium on the notes of $0.8 million. The Company used the gross proceeds of the offering (a) to make a $75.4 million distribution to the LLC, (b) to prepay $68.4 million of the term loans under the Company’s then existing credit agreement and (c) to pay transaction costs. These notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness. These notes rank equally with all of the Company’s existing and future senior subordinated indebtedness. These notes are guaranteed on a senior subordinated basis by all of the Company’s domestic subsidiaries. These notes, together with the senior subordinated notes issued in May 1999, constitute a single series of debt securities.

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

Payments of principal due under the senior subordinated notes are as follows (in thousands):

Fiscal Year
2007	$—
2008	—
2009	—
2010 (a)	400,000
2011	150,000

$550,000

(a)	The 2009 Notes mature in May 2009 (fiscal year 2010).

The Company has no material assets or operations other than investments in its subsidiaries. The senior subordinated notes are unconditionally guaranteed, on a senior subordinated basis, by all of its domestic subsidiaries. Each domestic subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the senior subordinated notes on a senior subordinated basis. Subordinated note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. The note guarantors are comprised of all of the Company’s domestic subsidiaries. Subordinated note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the 2006 Credit Agreement, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the 2006 Credit Agreement. Furthermore, the subordinated notes indentures permit note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations.

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

(8) Deferred Debt Costs

Certain costs incurred in connection with the issuance of the Company’s long-term debt have been deferred and are amortized using the effective interest method over periods ranging from 3 years to 10 years. For fiscal years 2004, 2005 and 2006, amortization of deferred debt costs, which is included in amortization of deferred debt costs in the accompanying Consolidated Statements of Income (Loss), totaled approximately $6.6 million, $6.6 million and $10.7 million, respectively. The fiscal year 2006 expense includes a write-off of approximately $4.3 million of deferred debt costs associated with the 2003 Credit Agreement which was replaced by the 2006 Credit Agreement.

In connection with the 2006 Credit Agreement, the Company deferred approximately $4.9 million of issuance costs and is amortizing that amount over the life of the 2006 Credit Agreement in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”).

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

Deferred debt costs, net are comprised of the following at March 31 (in thousands):

	2005	2006
Credit agreement	$21,964	$4,924
Senior subordinated indebtedness	24,791	25,023
Consent and waiver fees	—	6,218
Less - accumulated amortization	(26,805)	(14,487)

	$19,950	$21,678

(9) Restructuring Activities

During fiscal year 2006, the Company initiated a plan to relocate its subscription circulation department and certain Shape magazine editors from Woodland Hills, California, to its New York City offices. The Company’s relocation plan involved the termination of 22 employees. This activity resulted in fiscal year 2006 second quarter charges of $0.5 million for termination benefits which were included in selling, general and administrative expense in the accompanying Consolidated Statement of Loss for fiscal year 2006 and in the Corporate/Other reporting segment. These severance benefits will be fully paid as of the end of the fiscal year 2007 first quarter. The following table sets forth the detail and activity in the restructuring expense accrual related to this activity during fiscal year 2006 (in thousands):

	2006 Restructuring Expense	2006 Cash Payments	Balances March 31, 2006
Relocation of Shape and Subscription Circulation
Accrued liabilities:
Severance	$511	$(460)	$51

During the fiscal year 2005, the Company initiated a plan to relocate National Enquirer to New York City. The Company’s relocation plan involved the termination of 34 employees. This activity resulted in a fiscal year 2005 charge of $2.3 million for termination benefits and a fiscal year 2006 charge of $0.2 million for costs associated with the relocation of employees which were included in selling, general and administrative expense in the accompanying Consolidated Statements of Income (Loss) and in the Newspaper Publication reporting segment. Through March 31, 2006, the Company has paid termination benefits of $2.2 million and paid $0.2 million of costs associated with relocation of existing employees. The Company has an accrual at March 31, 2006 of $0.1 million for the termination benefits associated with this action which approximates fair value due to the short-term nature of the payments. These severance benefits will be paid in fiscal year 2007. The Company has completed this restructuring plan.

The following table sets forth the detail and activity in the restructuring expense accrual related to this activity during fiscal year 2006 (in thousands):

	Balances March 31, 2005	2006 Restructuring Expense	2006 Cash Payments	Balances March 31, 2006
Relocation of National Enquirer
Accrued liabilities:
Severance	$2,297	$—	$(2,159)	$138
Relocation	—	177	(177)	—

	$2,297	$177	$(2,336)	$138

On April 4, 2006, the board of directors of the Company committed to a plan (the “Plan”) to restructure certain of its operations. The Plan was adopted to improve the Company’s profitability and future net cash flows, and includes actions that the Company has taken and intends to take, including: discontinuing the publication of Celebrity Living Weekly, MPH and Shape En Espanol, the relocation of the operations associated with the National Enquirer from New York City, New York back to Boca Raton, Florida, centralizing certain operations, and reducing certain other operating, general and administrative expenses.

The Company recorded a provision for restructuring charges in connection with the Plan for the fiscal quarters ended June 30, 2006 and September 30, 2006 of approximately $2.9 million and $0.1 million, respectively.

(10) Recapitalization of Equity

On April 17, 2003, the Company completed a series of transactions whereby principals and affiliates of Evercore Partners LLP (“Evercore”) and Thomas H. Lee Partners (“T.H. Lee”), David J. Pecker (the Chief Executive Officer of the Company), other members of Company management and certain other investors contributed approximately $434.6 million in cash and existing ownership interests, valued at approximately $73.3 million, of the LLC, the Company’s ultimate parent, to a merger entity which was then merged with and into the LLC in exchange for newly issued ownership interests of the LLC.

The amount of $6.1 million of capital contributions from financing activities presented in the Consolidated Statement of Cash Flows for the fiscal year ended March 29, 2004 resulted from this recapitalization. This amount represents operating expenses and other items that were funded in cash as part of this recapitalization. This amount is comprised of management fees paid to the Company’s equity holders, T.H. Lee and Evercore ($2.0 million in the aggregate), management bonuses paid ($2.3 million) in connection with efforts associated with these transactions and paid-in capital contributed to the Company in the form of cash as a result of this recapitalization ($1.8 million). The management fees paid to the Company’s equity holders were accounted for as a prepaid asset and charged to expense by the Company over the one-year period of benefit. The management bonuses paid were charged to expense by the Company. As part of this recapitalization, these items were reflected in the Company’s financial statements and were treated as an equity contribution from the Company’s equity holders.

Upon completion of the merger, the LLC’s existing limited liability company agreement was amended and restated in its entirety. The board of managers of the LLC consists of three designees of Evercore, three designees of T.H. Lee, one of whom is subject to Evercore’s prior approval, and the Chief Executive Officer of Media, who is subject to the approval of Evercore and T.H. Lee. While Evercore and T.H. Lee jointly control the LLC, the new limited liability company agreement requires that certain significant actions of the LLC be approved by David J. Pecker and a majority of the other investors of the LLC.

In addition, in connection with the merger, David J. Pecker and Media entered into a new employment agreement, which governs the terms of David J. Pecker’s employment as Chief Executive Officer of Media for a term of five years. Also, Media, THL Managers V, L.L.C., an affiliate of T.H. Lee, and Evercore Advisors L.P., an affiliate of Evercore, entered into a Management Agreement pursuant to which THL Managers V, L.L.C. and Evercore Advisors L.P. provide certain management and advisory services to Media for an annual fee of $1.0 million each. The fee of this Management Agreement is amortized to expense by the Company over the annual period. See Note 11, “Related Party Transactions.”

(11) Related Party Transactions

Evercore and T.H. Lee own approximately 10.1% and 62.3% of Vertis, Inc. (“Vertis”), respectively. Vertis performs significant portions of the Company’s Newspaper Publications pre-press operations. Purchases of this service from Vertis totaled $4.5 million, $4.8 million, and $5.1 million for fiscal years 2004, 2005 and 2006, respectively. At March 31, 2005 and 2006, the Company had payables due to Vertis of $42,000 and $390,000, respectively.

Management fees of $1.0 million were paid to each of Evercore and T.H. Lee in fiscal years 2004, 2005, and 2006, respectively. Pursuant to certain of the supplemental indentures the Company entered into in fiscal year 2007, such payment will accrue but will not be made in fiscal year 2007 or thereafter until the Company is in compliance with certain of its leverage ratios. Evercore and T.H. Lee own 21.8% and 58.8%, respectively, of the LLC.

(12) Non-Cash Compensation Charge

The Company’s common stock is owned by Media and all of Media’s common stock is owned by the LLC. The ownership interests in the LLC are represented by units of various classes. The units of the LLC are exchangeable for the common stock of Media under certain circumstances and with restrictions. Certain members of the Company’s management were granted a non-voting class of units in the LLC, which vest over a five-year period, at below appraised fair market value. Included in selling, general and administrative expense in the accompanying Consolidated Statements of Income (Loss) for fiscal year 2004 is a non-cash compensation charge of $0.1 million, which represents the vested portion of the appraised fair value of these units over the amount paid. As of March 29, 2004, these units were fully vested and the remaining portion of the appraised value of these units over the amount paid was charged to expense during fiscal year 2004. Since these expenses result from a transaction in the ownership interests of the LLC, such amounts have been treated as a contribution to capital. Return of equity investment which is included in the Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss) and the Consolidated Statements of Cash Flows represents payments made to employees or former employees related to the redemption of Class A units in the LLC. These payments were approved by the Company’s Board of Directors.

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

The Company has concluded that it is the primary beneficiary of the limited liability company and, consequently, the Company accounts for the limited liability company as a consolidated subsidiary. As of March 31, 2006, the Company has recorded the $3.0 million Put/Call Option and the $3.0 million Olympia Trademarks as an indefinite lived intangible asset in the accompanying Consolidated Balance Sheet as of March 31, 2006. In addition, the Company has recorded $5.4 million of accrued other liabilities which represents the remaining obligation for the Put/Call Option and the license fee associated with the Olympia Trademarks.

(14) Commitments and Contingencies

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

Printing Agreement

During fiscal year 2005, the Company renegotiated its third party printing contracts for the Company’s publications. The Company has a printing agreement expiring in fiscal year 2016 with R.R. Donnelley & Sons Company (“RR Donnelley”) to print National Enquirer, Globe, Shape, Men’s Fitness, Fit Pregnancy, Muscle & Fitness, Muscle & Fitness Hers, Flex, Natural Health, Looking Good Now, National Examiner, Weekly World News, Sun, Mira! and Country Weekly. Additionally, the Company has printing agreements with Quad/Graphics, Inc. to print Star expiring in fiscal year 2015, and Trend Offset Printing, Inc. to print Star expiring in fiscal year 2012. Based on current pricing and production levels, these contracts which require pricing adjustments based on changes in the consumer price index are estimated to cost approximately $702.7 million over their remaining life as follows (in thousands):

Fiscal Year
2007	$68,071
2008	70,113
2009	72,217
2010	74,383
2011	76,615
Thereafter	341,263

$702,662

Pre-press Agreement

The Company has a pre-press agreement expiring in its fiscal year 2016 with RR Donnelley for Shape, Men’s Fitness, Muscle &Fitness Hers, Fit Pregnancy, Muscle & Fitness, Flex, and Natural Health. All other titles are under a pre-press agreement with Vertis, expiring in the Company’s fiscal year 2012. See Note 11, “Related Party Transactions.” Commitments under these agreements at March 31, 2006 are as follows (in thousands):

Fiscal Year
2007	$6,588
2008	6,785
2009	6,989
2010	7,199
2011	7,414
Thereafter	21,043

$56,018

Operating Leases

Minimum annual commitments under non-cancelable operating leases at March 31, 2006 are as follows (in thousands):

Fiscal Year
2007	$5,171
2008	4,841
2009	2,946
2010	2,798
2011	2,816
Thereafter	1,832

$20,404

Rent expenses under real property and equipment leases were $5.2 million, $7.5 million and $7.4 million for fiscal years 2004, 2005 and 2006, respectively, and is included in selling, general and administrative expense in the accompanying Consolidated Statements of Income (Loss).

Trademark License Agreement

As part of the Weider Acquisition, the Company entered into a trademark license agreement with Weider Health and Fitness which grants the Company the exclusive right to use the Weider trademarks on the cover and in the editorial content of existing Weider titles of the acquired business and in any future healthy living or fitness-related publications in any media. The Company was also given the non-exclusive right to use the trade name Joe Weider on products and services other than publications. The Company pays Weider Health and Fitness $0.2 million per year pursuant to the trademark license agreement and has estimated that such payments will continue through 2016. The Company also has the right to use the Weider, Team Weider and Joe Weider trademarks in most other countries in the world.

(15) Selected Quarterly Financial Data (Unaudited)

Quarterly financial data for fiscal years 2005 and 2006 is as follows (in thousands):

	Operating Revenues	Operating Income (Loss)		Net Income (Loss)
2005

Q1 2005, as previously reported	$133,447	$24,802		$720
Q1 2005, as restated (b)	123,245	19,978		(2,309)

Q2 2005, as previously reported	136,562	22,266		2,701
Q2 2005, as restated (b)	131,875	20,389		1,524

Q3 2005, as previously reported	129,393	20,933		(281)
Q3 2005, as restated (b)	122,408	14,988		(4,857)

Q4 2005, as previously reported	137,219	18,812		(2,945)
Q4 2005, as restated (b)	124,259	10,247		(8,190)

2006

Q1 2006, as previously reported	131,131	15,216		(2,279)
Q1 2006, as restated (b)	125,567	13,502		(3,409)

Q2 2006, as previously reported	134,670	15,022		(10,910)
Q2 2006, as restated (b)	127,863	16,120		(10,032)

Q3 2006	119,260	5,800		(20,585)

Q4 2006	123,477	(144,139	) (a)	(126,859	)(a)

(a)	Operating loss and Net loss for the fourth quarter of fiscal year 2006 includes a provision for impairment of intangible assets and goodwill of $147.5 million.
(b)	See Note 2, “Restatement of Previously Issued Financial Statements,” for related discussion.

(16) Business Segment Information

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

The Corporate/Other segment aggregation includes the following publications: Muscle & Fitness, Men’s Fitness, Muscle & Fitness Hers, Flex, Natural Health, Weekly World News, Sun, and Mira! In addition, the Corporate/Other segment also includes ancillary sales and corporate overhead. Ancillary sales primarily relates to licensing, syndication, new media and product merchandise sales. Corporate expenses not allocated to other segments include production and circulation department costs, and support departments such as information technology, accounting, legal, human resources and administration. While most of the publications aggregated in the Corporate/Other segment have certain similar economic characteristics and also similar products and services, production process, type or class of customer, and method of distribution as some of the other publications which are aggregated into the other reporting segments (Celebrity Publications, Newspaper Publications and Women’s Health and Fitness Publications), their gross margins are dissimilar with such other publications. Accordingly, the Company has aggregated those publications into the Corporate/Other reporting segment.

The Company’s accounting policies are the same for all reportable segments.

See Note 2, “Restatement of Previously Issued Financial Statements,” for a related discussion regarding segment reporting.

Segment Data

The following table presents the results of and assets employed in the Company’s five reporting segments for the fiscal years ended 2004, 2005 and 2006, respectively. The information includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany advertising and other services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation.

	Segment (in thousands)					(in thousands)
	Celebrity Publications (1)	Newspaper Publications (1)	Women’s Health and Fitness Publications (1)	Distribution Services (1)	Corporate/ Other (1)(2)	Elimination Entries (1)		Consolidated Total (1)
Operating revenues
Fiscal year ended 2004	$107,660	$154,695	$66,576	$32,904	$133,166	$(8,887	)(4)	$486,114
Fiscal year ended 2005	$128,587	$158,188	$78,836	$31,201	$114,171	$(9,196	)(4)	$501,787
Fiscal year ended 2006	$135,004	$142,964	$74,468	$31,118	$121,801	$(9,188	)(4)	$496,167

Operating income (loss)
Fiscal year ended 2004	$39,816	$67,987	$29,108	$7,352	$(43,357)	$—		$100,906
Fiscal year ended 2005	$26,289	$70,667	$31,482	$8,915	$(71,751)	$—		$65,602
Fiscal year ended 2006 (3)	$(27,933)	$(11,415)	$23,847	$7,315	$(100,531)	$—		$(108,717)

Depreciation and amortization
Fiscal year ended 2004	$2,001	$2,193	$—	$1,187	$19,139	$—		$24,520
Fiscal year ended 2005	$2,056	$2,334	$—	$699	$20,129	$—		$25,218
Fiscal year ended 2006	$2,011	$2,490	$—	$528	$19,086	$—		$24,115

Amortization of deferred rack costs
Fiscal year ended 2004	$4,023	$7,026	$79	$—	$7,934	$—		$19,062
Fiscal year ended 2005	$6,007	$6,419	$325	$—	$8,092	$—		$20,843
Fiscal year ended 2006	$4,117	$6,654	$146	$—	$7,715	$—		$18,632

Provision for impairment of intangible assets and goodwill
Fiscal year ended 2004	$—	$—	$—	$—	$—	$—		$—
Fiscal year ended 2005	$—	$—	$—	$—	$—	$—		$—
Fiscal year ended 2006	$61,410	$68,126	$—	$—	$17,916	$—		$147,452

Total Assets
At March 31, 2005	$371,606	$544,161	$103,891	$20,323	$404,989	$—		$1,444,970
At March 31, 2006	$318,187	$480,422	$99,756	$23,937	$367,012	$—		$1,289,314

(1)	Fiscal year 2004 and 2005 and the first and second fiscal quarters of 2006 have been restated.
(2)	Income tax expense (benefit) of $12.0 million, $(6.1) million and $(42.9) million, interest expense of $68.4 million, $79.0 million and $86.0 million, and amortization of deferred debt costs of $6.6 million, $6.6 million and $10.7 million for fiscal years ended 2004, 2005 and 2006, respectively, are included in the Corporate/Other segment.
(3)	Operating income (loss) includes the provision for impairment of intangible assets of $36.8 million for Celebrity Publications, $68.1 million for Newspaper Publications and $17.6 million for Corporate/Other and the provision for impairment of goodwill of $24.6 million for Celebrity Publications and $0.3 million for Corporate/Other.
(4)	Amount represents revenues from transactions with other operating segments of the Company.

(17) Restructuring, Severance, Launch and Restatement Professional Fees

The Company incurred restructuring, severance, charges for the launch or re-launch of publications, and charges for professional fees associated with the Restatement in operating income (loss) for each of the three years ended March 31, 2006. A summary of net pre-tax charges, incurred for each of the three years ended March 31, 2006 is as follows (in thousands):

	Fiscal Year Ended
	March 29, 2004	March 31, 2005	March 31, 2006
Restructuring and other severance costs	$2,690	$2,482	$2,581
Launch and re-launch expenses	3,751	10,620	13,030
Restatement professional fees	—	—	4,321

	$6,441	$13,102	$19,932

(18) Benefit Plans

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 20% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. During fiscal years 2004, 2005 and 2006, the Company made matching contributions of 100% of the first 2% of participating employee’s eligible contributions. The Company’s matching contributions were approximately $0.5 million in each of fiscal years 2004, 2005 and 2006.

(19) Subsequent Events

Assets Held for Sale

On June 14, 2006, the Company announced that it was implementing a strategy to refocus the Company and devote its full resources to growing its core brands. As part of this strategy the Company announced that it will explore the sale of its five market leading special interest titles: Muscle & Fitness, Flex, Muscle & Fitness Hers, Country Weekly, and Mira!. These publications represented total revenues and operating income of $82.6 million and $27.4 million, respectively, in fiscal year 2006.

Credit Rating

Subsequent to the Company’s announcement that it was restating its financial statements, Standard & Poor’s and Moody’s ratings services each placed its ratings on the Company on CreditWatch with negative implications, based on the Company’s need to restate certain of its financial statements. See Note 2, “Restatement of Previously Issued Financial Statements” for more details.

At February 28, 2007, the Company’s short- and long-term debt was rated by the two major credit-rating agencies listed below. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant.

Credit Rating Agency	Rating
Moody’s	Caa2
Standard & Poor’s	CCC-

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Pursuant to Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that a material weakness existed in our internal control over financial reporting. As a result of this material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective. It was determined that the material weakness in internal control over financial reporting as of March 31, 2005 related to the fact that we lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements to resolve non-routine or complex accounting matters. This material weakness continued to exist as of March 31, 2006.

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

In connection with the then chief financial officer’s review, and the continued review by a new chief financial officer hired in August 2006, a number of errors were found in the Company’s previously issued financial statements. The errors are discussed in greater detail in Note 2, “Restatement of Previously Issued Financial Statements,” in the Notes to Consolidated Financial Statements included herein. In addition, the audit committee of the Company’s board of directors, aided by an independent law firm and forensic accountants, conducted an inquiry.

Based on further evaluations performed by management with assistance from its consultants, and based on information obtained in connection with the audit committee’s inquiry, management identified additional deficiencies related to the internal control system, including deficiencies in the controls related to the Company’s monthly financial close and financial reporting processes and accounting systems. Specifically, the deficiencies resulted from the absence of the following controls: (i) oversight of accounting and financial reporting personnel; (ii) certain key reconciliation controls; (iii) controls over the appropriate application of generally accepted accounting principles; (iv) review procedures; (v) controls over the ability of financial management to override financial reporting and accounting systems; (vi) controls over information technology system development, program changes, system access and end-user computing; and (vii) an effective control environment. Management evaluated the impact of the deficiencies and has concluded that each of the control deficiencies described above represents a material weakness as of March 31, 2006.

Based on the inquiry commenced by the audit committee and on recommendations made by the audit committee and its advisors, the Company’s board of directors and its senior management implemented a number of remedial actions, including the hiring of a new chief accounting officer and other members of its financial reporting staff, as well as a new executive vice president of consumer marketing responsible for subscription circulation data and processes. Other remedial actions are also being implemented. The Company also continues to take steps to enhance its financial close process and financial reporting system. Although such efforts are well underway, these enhancements will not be considered effective until the remedial process is implemented in full and operational for a period of time, and our principal executive officer and principal financial officer conclude that our disclosure controls and procedures are operating effectively. As of March 31, 2006, therefore, our disclosure controls and procedures continued to be ineffective.

In light of the material weaknesses described above, the Company performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management has concluded that the Company’s consolidated financial statements for the periods covered in this Annual Report on Form 10-K are fairly stated in all material aspects in accordance with generally accepted accounting principles.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the directors and executive officers of Media and the Company as of February 28, 2007. All officers serve at the pleasure of the applicable Board of Directors

Name	Age	Position(s)	Director or Officer Since
David J. Pecker	55	Chairman, Chief Executive Officer, and Director of Media and the Company	May 1999
Austin M. Beutner	45	Director of Media and the Company	May 1999
Jeff Sagansky	53	Director of Media and the Company	March 2005
Anthony J. DiNovi	44	Director of Media and the Company	April 2003
Soren L. Oberg	36	Director of Media and the Company	April 2003
Michael Garin	60	Director of Media and the Company	April 2003
Saul D. Goodman	38	Director of Media and the Company	March 2006
Richard Bressler	49	Director of Media and the Company	March 2006
Daniel G. Ross	30	Director of Media and the Company	October 2006
John J. Miller	53	President, Chief Operating Officer	January 2006
Michael B. Kahane	45	Executive Vice President, Corporate Secretary and General Counsel of Media and the Company	August 2001
John F. Craven	56	Executive Vice President and Chief Financial Officer of Media and the Company	August 2006
Michael J. Porche	50	Chief Executive Officer and President of DSI	May 1999
Bonnie Fuller	50	Executive Vice President and Chief Editorial Director	July 2003
Kevin Hyson	57	Executive Vice President and Chief Marketing Officer	May 1999
David Leckey	53	Executive Vice President Consumer Marketing	February 2006
John Swider	46	Executive Vice President	May 2006
Saul M. Kredi	37	Senior Vice President and Chief Accounting Officer	June 2006

David J. Pecker became Chairman, Chief Executive Officer, and a Director of Media and the Company on May 7, 1999. Prior to that, Mr. Pecker had been the Chief Executive Officer since 1992, and President since 1991, of Hachette. Prior to 1991, he was Executive Vice President/Publishing and Chief Operating and Chief Financial Officer of Hachette. Mr. Pecker has 25 years of publishing industry experience having worked as the Director of Financial Reporting at CBS, Inc. Magazine Group and as the Vice President and Controller of Diamandis Communications Inc. Mr. Pecker currently serves as a director of the Magazine Publishers’ Association of America, and as a director of the Madison Square Boys and Girls Club of New York. Mr. Pecker received an honorary doctorate degree in Commercial Science from Pace University in 1998, and is a director of the Federal Drug Enforcement Foundation.

Austin M. Beutner became a Director of Media and the Company in May 1999 and is President and Co-Chief Executive Officer of Evercore, which he co-founded in 1996. He also serves as Chairman of Evercore Capital Partners and Chairman of Evercore Ventures. Mr. Beutner currently serves on the board of Continental Energy Services. He also serves as Chairman of the California Governor’s Council on Physical Fitness and Sports, as a Trustee of the California Institute of the Arts, as a board member of Carlthorp School and is a member of the Council on Foreign Relations. From 1994 to 1996, Mr. Beutner was President and Chief Executive Officer of the U.S. Russia Investment Fund, a private investment fund capitalized with $440 million by the U.S. Government. Before his affiliation with the U.S. Russia Investment Fund, he was a General Partner of The Blackstone Group.

Jeff Sagansky became a Director of Media and the Company in March 2005. He also serves on the boards of the E.W. Scripps Company and Permission TV and is Chairman of People’s Choice Cable. Since December 2002, he has been an investor in the media and telecommunications industry. He has also held executive positions with companies in the entertainment industry. From 1998 through 2002, Mr. Sagansky was CEO of Paxson Communications Corporation. Prior to that, Mr. Sagansky was Co-President of Sony Pictures Entertainment where he was responsible for Sony Entertainment’s worldwide television operations and strategic planning.

Prior to joining Sony, Mr. Sagansky was CEO of CBS Entertainment, where he engineered CBS’s ratings rise from third to first place in eighteen months with programs including “The Nanny,” “Dr. Quinn, Medicine Woman,” “Touched By An Angel,” “Chicago Hope,” “Picket Fences” and “Northern Exposure.” Prior to that, as President of Tri Star Pictures, Mr. Sagansky developed and oversaw production of a wide variety of films including Glory, which won an Academy Award for Denzel Washington, Peggy Sue Got Married, directed by Francis Ford Coppola, and Look Who’s Talking, starring John Travolta and Kirstie Alley. Mr. Sagansky, as Senior Vice President of Series Programming at NBC Entertainment, was involved with the development of such landmark television programs as “St. Elsewhere,” “Cheers,” “Miami Vice,” and “The Cosby Show.”

Anthony J. DiNovi became a Director of Media and the Company in April 2003 and is Co-President of Thomas H. Lee Partners, L.P. (“THL”), a Boston- based private equity firm. THL is one of the oldest and most successful private equity investment firms in the United States. Since its founding in 1974, THL Partners has become the preeminent growth buyout firm, investing approximately $12 billion of equity capital in more than 100 businesses with an aggregate purchase price of more than $100 billion, completing over 200 add-on acquisitions for portfolio companies, and generating superior returns for its investors and partners. The firm currently manages approximately $20 billion of committed capital. Prior to joining THL in 1988, Mr. DiNovi was in the corporate finance departments of Goldman, Sachs & Co. and Wertheim Schroder & Co., Inc. Mr. DiNovi currently serves as a director of American Media, Inc.; Dunkin’ Brands, Inc.; Michael Foods, Inc.; Nortek, Inc.; Vertis, Inc.; and West Corporation. He previously has served as a director of Encoda Systems, Inc.; Endurance Specialty Insurance, Ltd.; Experian Information Solutions, Inc.; Eye Care Centers of America, Inc.; FairPoint Communications, Inc.; First Alert Inc.; Fisher Scientific International, Inc.; The Learning Company, Inc.; and National Waterworks, Inc. Mr. DiNovi holds an A.B., magna cum laude in Social Studies, from Harvard College and an M.B.A. with High Honors from Harvard Graduate School of Business Administration.

Soren L. Oberg became a Director of Media and the Company in April 2003 and is a Managing Director at THL, having joined the firm in 1993. Prior to joining THL, Mr. Oberg worked at Morgan Stanley & Co. Incorporated in the Merchant Banking Division and at Hicks, Muse, Tate & Furst Incorporated. Mr. Oberg is currently also a Director on the following boards: West Corporation; Grupo Corporativo Ono; Cumulus Media Partners; Vertis, Inc.; and Hawkeye Renewables, LLC. His prior directorships include: Encoda Systems, Inc.; National Waterworks, Inc.; and LiveWire, LLC. Mr. Oberg holds an A.B., cum laude, in Applied Mathematics from Harvard College and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Oberg presently serves as a Founding Board Member of the Canada Wide Virtual Science Fair and is active in various private and nonprofit institutions.

Michael Garin became a Director of Media and the Company in April 2003 and is the Chief Executive Officer of Central European Media Enterprises, which operates the leading group of TV networks and stations across Central and Eastern Europe. From 1999 to 2001, Mr. Garin was President and Chief Operating Officer of Digital Convergence Corporation, an Internet technology company. In March 2002, Digital Convergence filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Previously, Mr. Garin spent 11 years as the Global Head of Media, Telecommunications and Information Services Investment Banking at ING Barings, LLC. Mr. Garin co-founded Lorimar Telepictures Corporation in 1978 and served as a Director until 1988. Mr. Garin also worked in numerous roles for Time Inc.

Saul D. Goodman became a Director of Media and the Company in March 2006 and is a Senior Managing Director of Evercore. Prior to joining Evercore in 1998, Mr. Goodman was a Vice President in the Investment Banking Division of Lehman Brothers, where he focused on media and telecommunications clients. Since joining Evercore, Mr. Goodman was involved in advising The Hearst Corporation on its investment in Fitch Ratings, CBS on its merger with Viacom Inc., ACNielsen Corporation on its sale to VNU N.V., Robert Mondavi Corporation on its sale to Constellation Brands and Spectrasite Inc. on its merger with American Towers Corporation. He also was involved with Evercore Capital Partners’ investments in Media and Telenet Holding N.V. Mr. Goodman currently serves on the Board of Directors of Telenet Holding N.V. Mr. Goodman has a B.S. from the University of Florida and an M.B.A. from the Columbia University Graduate School of Business.

Richard J. Bressler became a Director of Media and the Company in March 2006 and joined Thomas H. Lee Partners as a Managing Director in January 2006. From May 2001 through 2005, Mr. Bressler was the Senior Executive Vice President and Chief Financial Officer of Viacom Inc., with responsibility for managing all strategic, financial, business development, and technology functions. Before joining Viacom, Mr. Bressler was Executive Vice President of AOL Time Warner Inc. and Chief Executive Officer of AOL Time Warner Investments. Prior to that, Mr. Bressler served in various capacities with Time Warner Inc., including as Chairman and Chief Executive Officer of Time Warner Digital Media. He also served as Executive Vice President and Chief Financial Officer of Time Warner Inc. from March 1995 to June 1999. Before joining Time Inc. in 1988, Mr. Bressler was a partner with the accounting firm of Ernst & Young since 1979. Mr. Bressler serves on the Boards of Warner Music Group, Gartner, Inc. and

VNU. In addition, he serves as Chairman for the Center for Communication Board, the Duke University Fuqua School of Business’s Board of Visitors, New School University’s Board of Trustees, the J.P. Morgan Chase National Advisory Board and the Columbia University School of the Arts Deans’ Council. Mr. Bressler holds a B.B.A. from Adelphi University.

Daniel G. Ross became a Director of Media and the Company in October 2006 and is a Vice President with Evercore, which he joined in September 2002. From July 2000 to August 2002, Mr. Ross was employed with the private investment firm Texas Pacific Group.

John J. Miller became President and Chief Operating Officer of the Company in January 2006 after nearly 30 years as an executive with Hachette Filipacchi Media. Most recently he held the position of Senior Vice President, Group Publishing Director of the Women’s Service and Shelter Division of Hachette overseeing six magazines and five websites. Previously, Mr. Miller had served as Senior Vice President, Group Publisher of the Hachette Home group and Vice President and Publisher of the Photography Magazine Group in addition to several financial management positions. During his career Mr. Miller has served as an individual Publisher of five different magazines.

Michael B. Kahane is Executive Vice President, Corporate Secretary and General Counsel to the Company. Prior to joining the Company in November 1999, Mr. Kahane was Executive Vice President and General Counsel to Globe Communications Corp. and, prior to that, Mr. Kahane was a partner in the Chicago law firm of Deutsch, Levy & Engel, Chtd., where Mr. Kahane specialized in representing print and broadcast media clients.

John F. Craven became Executive Vice President and Chief Financial Officer of the Company in August 2006. Prior to joining the Company, Mr. Craven formed his own accounting and business consulting firm and practiced as a certified public accountant from August 2004 to August 2006. From September 2000 to April 2004 Mr. Craven served as Executive Vice President and Chief Financial Officer of Time, Inc.’s Retail Marketing and Sales organization.

Michael J. Porche is the Chief Executive Officer and President of DSI. Prior to joining DSI, Mr. Porche worked for Globe Communications Corp. for six years in various positions including District and Regional Manager. The Company acquired Globe Communications Corp. on November 1, 1999.

Bonnie Fuller joined the Company in July 2003 as Executive Vice President and Chief Editorial Director of the Company. Prior to joining the Company, Ms. Fuller was the Editor in Chief of US Weekly, Glamour, Marie Claire and YM. Ms. Fuller is a graduate of the University of Toronto.

Kevin Hyson is Executive Vice President and Chief Marketing Officer of the Company. Mr. Hyson joined the Company as a Senior Vice President and was promoted to Executive Vice President in 2001. Prior to joining the Company, Mr. Hyson was President of Hylen Sharp Inc., a Greenwich, Connecticut based marketing firm whose clients included Hachette Magazines, JVC and Sony.

David Leckey became Executive Vice President, Consumer Marketing, of Media and the Company in February 2006. From 2001 to 2006, Mr. Leckey was Senior Vice President, Consumer Marketing at Hachette Filipacchi Media U.S., where he spent 28 years. Prior to that he was at Hearst Publications. Mr. Leckey has served on the Board of Directors of the Audit Bureau of Circulations since 1988, where he is Chairman of the Magazine Committee, which addresses issues confronting the media industry, especially those concerning circulation reporting and measurement standards. He was the 2002 recipient of the Lee C. Williams Lifetime Achievement Award by the Fulfillment Management Association.

John Swider is an Executive Vice President of the Company. Mr. Swider has been with the Company since 1984. His current responsibilities include but are not limited to production, manufacturing, newsstand circulation, corporate library/archives, customer service and the Mini Mag division.

Saul M. Kredi is Senior Vice President and Chief Accounting Office of the Company. Mr. Kredi joined the Company as Vice President and Chief Accounting Officer in June 2006 and was promoted to Senior Vice President in January 2007. Prior to joining the Company, Mr. Kredi was serving in various capacities, most recently as Senior Director of Finance and Corporate Controller with Answerthink, Inc., from December 1999 to June 2006. Answerthink is a publicly traded information technology consulting services company. From January 1993 to December 1999, Mr. Kredi served in various capacities, most recently as Manager of Assurance and Advisory Services for Deloitte & Touche. Mr. Kredi holds a Bachelor’s and Master’s degrees in accounting, and is a CPA.

Audit Committee Financial Expert

Our Board has determined that Michael Garin, a member of the audit committee of our Board of Directors, is an audit committee financial expert as defined by the SEC for purposes of this Item 10 and that Mr. Garin is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The other members of the audit committee are Richard Bressler and Daniel Ross.

Code of Ethics

We have adopted an amended and restated code of ethics and corporate conduct for our Principal Executive Officer and Senior Financial Officers. The full text of this amended and restated code of ethics and corporate conduct has been posted on our internet website at www.americanmediainc.com. There has not been any amendment to, or waiver of, this code of ethics and corporate conduct since it was adopted.

Item 11. Executive Compensation

The following table sets forth the compensation paid by us to our chief executive officer and our four most highly compensated executive officers at March 31, 2006 for services rendered during the fiscal years 2006, 2005 and 2004.

Summary Compensation Table

	Fiscal Year	Annual Compensation	Bonus ($)		Long-Term Compensation Restricted Stock Awards	All Other Compensation ($)
Name and Principal Position		Salary ($)
David J. Pecker Chairman & Chief Executive Officer	2006 2005 2004	1,500,000 1,500,000 1,500,000	0 0 1,600,000	(1)	0 0 0	10,155 0 51,832	(3) (3)

Michael B. Kahane Executive Vice President & General Counsel	2006 2005 2004	500,000 500,000 431,539	50,000 0 375,000	(2) (1)	0 0 0	315,754 0 0	(3)

Michael J. Porche Chief Executive Officer & President of DSI	2006 2005 2004	325,000 325,000 251,923	175,000 175,000 135,000	(2) (2) (1)	0 0 0	2,215 0 0	(3)

Bonnie Fuller Executive Vice President & Chief Editorial Director	2006 2005 2004	1,500,000 1,500,000 1,096,154	154,821 74,851 500,000	(2) (2) (1)	0 0 0	47,518 0 4,885	(3) (4)

Kevin Hyson Executive Vice President & Chief Marketing Officer	2006 2005 2004	323,846 250,000 250,000	31,250 0 100,000	(2) (2)	0 0 0	21,476 0 0	(3)

(1)	Amounts of $1,600,000, $175,000 and $25,000 paid to Mr. Pecker, Mr. Kahane and Mr. Porche, respectively, relate to cash bonuses granted as part of the recapitalization of the Company on April 17, 2003. The $500,000 paid to Ms. Fuller represents a guaranteed bonus. The remaining bonus amount of $110,000 paid to Mr. Porche relates to an annual bonus. The balance of $200,000 paid to Mr. Kahane relates to a one-time transaction bonus.
(2)	Amount is comprised of annual cash bonus for Mr. Kahane, Mr. Porche, Ms. Fuller, and Mr. Hyson.
(3)	Amounts of $10,155, $51,832, $369, $2,215, $47,518, and $21,476 paid to Mr. Pecker, Mr. Kahane, Mr. Porche, Ms. Fuller, and Mr. Hyson, respectively, relate to taxable employment benefits, including reimbursements for travel and other expenses. The balance of $315,385 paid to Mr. Kahane relates to a PTO cash out.
(4)	Amounts related to Ms. Fuller relate to taxable employee benefits, including reimbursement for COBRA premiums and travel expenses.

All of our common stock is owned by Media, and all of Media’s common stock is owned by the LLC. Equity interests in the LLC are owned by Evercore, Thomas H. Lee and certain investors, including Mr. Pecker and certain members of management. For a discussion of the distributions Mr. Pecker and the other Executive Officers listed above may receive as the owners of certain units in the LLC, see “Item 13. Certain Relationships and Related Transactions”.

Our executive officers are elected by our board of directors and serve at the discretion of our board of directors or pursuant to an employment agreement. In February 2003, Media entered into an amended and restated employment agreement with Mr. Pecker that has a five-year term expiring April 17, 2008 and, after the initial term, will be automatically extended each year for successive one-year periods, unless either party provides 60 days’ prior written notice before the next extension date. Under his employment agreement, Mr. Pecker is to receive: (i) base salary of $1,500,000; (ii) a discretionary annual bonus, as determined by the Executive Committee of the Board of Directors of the LLC, of up to $250,000; (iii) a one-time transaction bonus in the amount of $1,600,000 paid in 2003; (iv) coverage under employee welfare benefit plans, including health insurance and short-term and long-term disability insurance, maintained by Media; (v) six weeks of annual paid vacation; and (vi) reimbursements for certain business travel expenses for the executive and his wife, certain cellular telephone expenses, car and driver expenses, certain tax and investment management services and a “tax gross-up” payment for such items, if necessary.

According to the employment agreement, upon termination of employment without “cause” or resignation with “good reason,” Mr. Pecker is to receive: (i) base salary and health, life insurance and disability benefits continuing until the later of 12 months following the date of his termination or April 17, 2008; (ii) immediate vesting of all non-vested plan benefits, including stock options and other equity-based compensation; (iii) outplacement services for 12 months; and (iv) discretionary annual bonus for the fiscal year in which the termination occurs, as determined by Media based on the achievement of certain performance criteria. Mr. Pecker’s agreement further provides that, to the extent that any payment to be paid to Mr. Pecker under his agreement would be considered an “excess parachute payment” subject to excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”) following a change in control of Media, then Mr. Pecker is entitled to receive a gross-up payment (in an amount sufficient to make him whole after the payment of such taxes), up to a maximum of $4,800,000.

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

We entered into an employment agreement with Bonnie Fuller, the term of which commenced on July 7, 2003 and was amended as of April 1, 2006 to extend the term of the agreement through March 31, 2009 and to make certain other changes to the agreement. Under her employment agreement, Ms. Fuller is to receive: (i) annual base salary in the amount of $1,500,000; (ii) an annual bonus of at least $500,000 with a target of $1,000,000 based on certain performance criteria; (iii) health and welfare benefit plan coverage; (iv) a grant of 1,350 Class B Units after execution of the amendment, and (v) reimbursement of certain expenses. The agreement further provides that, upon termination of employment by the Company without “cause”, Ms. Fuller is to receive: (i) any bonus earned but unpaid as of the date of termination for any previously completed fiscal year and a prorated portion of the current fiscal year minimum bonus, if any, up to the date of termination and any additional portion of the target bonus due; (ii) reimbursement for any unreimbursed business expenses; (iii) health insurance through the term of the agreement; and (iv) severance pay in an amount equal to the remaining base salary due under the agreement. The agreement’s definition of “cause” is, in substantive part, identical to that contained in Mr. Pecker’s employment agreement. Ms. Fuller’s agreement also contains certain confidentiality and non-competition provisions.

The Company is party to an employment agreement with Mr. Kahane, the term of which commenced on August 1, 2003. The agreement was amended as of September 1, 2005 to extend the term through April 17, 2008. Under his employment agreement, Mr. Kahane is to receive: (i) base salary of $500,000; (ii) an annual bonus opportunity of $500,000; (iii) a grant of 450 Class B Units upon execution of the agreement; and (iv) certain other customary employee benefits. Mr. Kahane’s agreement also contains certain confidentiality provisions.

Mr. Kahane’s agreement further provides that, upon termination of employment with the Company without “cause” or upon resignation with “good cause”, Mr. Kahane is to receive: (i) any bonus earned but unpaid as of the date of termination for any previously completed fiscal year; (ii) reimbursement for any unreimbursed business expenses; (iii) health and welfare benefits and perquisites as provided under the terms of the applicable plans; and (iv) severance pay in an amount equal to the remaining base salary due under the agreement. Mr. Kahane’s agreement defines “cause” to include the continued failure or refusal substantially to perform his duties, dishonesty in the performance of his duties, any act constituting a misdemeanor involving moral turpitude or a felony, willful malfeasance or willful misconduct or any act or omission that is severely materially injurious to the financial condition or business reputation of the Company or any subsidiary or affiliate, or breach of the “confidentiality” provisions of his agreement.

Mr. Kahane’s agreement was further amended on February 23, 2006 to transfer title to Mr. Kahane of the company vehicle that Mr. Kahane had been assigned at a sales price of $10.00 and to provide a gross-up of Mr. Kahane’s 2006 wages to compensate him for any additional income taxes due as a result of the transfer. In addition, the agreement was amended to provide that Mr. Kahane would receive a monthly auto allowance in the amount of $400 beginning March 1, 2006.

The Company is party to an employment agreement with Mr. Porche, the term of which commenced on December 22, 2003 and ends on December 21, 2008. Under his employment agreement, Mr. Porche is to receive: (i) base salary of $325,000, (ii) an annual bonus opportunity of $175,000; (iii) a grant of 450 Class B Units upon execution of the agreement; and (iv) certain other customary employee benefits. Mr. Porche’s agreement also contains certain confidentiality and non-competition provisions.

Mr. Porche’s agreement further provides that, upon termination of employment with the Company for any reason other than “cause,” expiration of the term of the agreement or his resignation, Mr. Porche is to receive: (i) any bonus earned but unpaid as of the date of termination for any previously completed fiscal year; (ii) reimbursement for any unreimbursed business expenses; (iii) health and welfare benefits and perquisites as provided under the terms of the applicable plans; and (iv) base salary continuing until 12 months following the date of his termination. Mr. Porche’s agreement defines “cause” to include the continued failure or refusal substantially to perform his duties, dishonesty in the performance of his duties, any act constituting a misdemeanor involving moral turpitude or a felony, willful malfeasance or willful misconduct or any act or omission that is materially injurious to the financial condition or business reputation of the Company or any subsidiary or affiliate, breach of any provision of his agreement, or unsatisfactory job performance.

The Company is party to an employment agreement with Mr. Hyson, the term of which commenced on November 1, 2004. The agreement was amended on September 12, 2006 to extend the term of through April 17, 2008. Under his employment agreement, Mr. Hyson is to receive: (i) base salary of $325,000, (ii) an annual bonus opportunity of $175,000; and (iii) certain other customary employee benefits. Mr. Hyson’s agreement also contains certain confidentiality and non-competition provisions.

The agreement further provides that, upon termination of employment with the Company for any reason other than “cause,” expiration of the term of the agreement or his resignation, Mr. Hyson is to receive: (i) any bonus earned but unpaid as of the date of termination for any previously completed fiscal year; (ii) reimbursement for any unreimbursed business expenses; (iii) health and welfare benefits and perquisites as provided under the terms of the applicable plans; and (iv) the lesser of base salary continuing until 6 months following the date of his termination or the remaining base salary payable for Mr. Hyson’s employment term. The definition of “cause” in Mr. Hyson’s agreement is, in substantive part, identical to that contained in Mr. Porche’s employment agreement. Mr. Hyson’s agreement also provides that the Company has the right to terminate Mr. Hyson’s employment without paying severance if Mr. Hyson becomes unable to perform his duties by reason of physical or mental incapacity.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised of Messrs, Pecker, Beutner and DiNovi. The Compensation Committee of our Board of Directors determines compensation policies applicable to our executive officers. Mr. Pecker is an executive officer of the Company.

Report of the Compensation Committee on Executive Compensation

The Compensation Committee believes that the compensation of the Company’s executive officers should attract and retain qualified, skilled and dedicated executives on a long-term basis, reward past performance, provide incentive for future performance, and facilitate the achievement of strategic corporate objectives. The basic elements of the Company’s compensation program for its executive officers are base salary, annual incentive bonus opportunity and long-term equity-based compensation. The base salary and equity-based components of the compensation of executive officers, including Mr. Pecker, are determined in their employment agreements and are reviewed by the Compensation Committee at the end of each officer’s employment term. Any changes to an executive’s salary and equity-based compensation are based upon the executive’s individual performance, role and responsibilities within the Company and the salary and compensation of individuals in similar positions in the industry.

The annual incentive bonus is determined on a case-by-case basis, based on individual performance and the financial performance of the Company, taking into account the Company’s strategic objectives and general economic and industry conditions. In Mr. Pecker’s case, the Compensation Committee considers Company performance as well as elements of personal performance such as commercial and financial acumen, the selection and development of employees, and overall leadership. In reaching its decision not to grant Mr. Pecker a bonus last year, the Compensation Committee considered many factors, most importantly the Company’s declining financial performance.

The Compensation Committee recommended the executive bonuses paid last year to the Board of Directors, and these recommendations were approved by the Board. Mr. Pecker is involved in final decisions on the compensation of all executive officers other than himself.

Submitted by the members of the Compensation Committee of the Board of Directors:

David J. Pecker

Austin M. Beutner

Anthony J. DiNovi

Compensation of Directors

We reimburse directors for out-of-pocket travel expenses incurred in connection with attending meetings of the Board of Directors. In addition, both Mr. Sagansky and Mr. Garin receive a fee of $2,500 each per Board meeting attended. Mr. Garin also received additional compensation aggregating $125,000 for his additional activities as a member of the Audit Committee related to the Restatement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our common stock is owned by Media and Media’s common stock is owned by the LLC. Equity interests in the LLC are owned by Evercore, T.H. Lee and certain investors, including Mr. Pecker, as well as certain other members of management. The board of managers of the LLC consists of four designees of Evercore, four designees of T.H. Lee, one of whom is subject to Evercore’s prior approval, and the Chief Executive Officer of American Media, Inc., who is subject to the approval of Evercore and T.H. Lee. While Evercore and T.H. Lee jointly control the LLC, the LLC Agreement (as defined below) requires that certain significant actions of the LLC be approved by David J. Pecker and a majority of the other investors of the LLC. See “Item 13. Certain Relationships and Related Transactions”.

The following table presents, as of February 28, 2007, information relating to the beneficial ownership of the LLC (the parent of the Company and Media), held by persons who are known to the Company to be the beneficial owners of more than 5% thereof, by each director of the Company, by each executive officer of the Company named in the Summary Compensation Table above and by all of the executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Evercore Partners II LLC(1),(2) 55 East 52nd Street New York, New York 10055 Austin M. Beutner(1),(2)	Class A	119,930	21.8%

Thomas H. Lee Equity Fund V. L.P.(2),(3) 100 Federal Street, Suite 3500 Boston, MA 02110 Anthony DiNovi(2),(3) Soren Oberg(2),(3) Richard Bressler(2),(3)	Class A	301,946	58.8%

David J. Pecker	Class A	25,081	4.9%
	Class B	52,726	72.7%
Michael B. Kahane	Class A	286	0.1%
	Class B	1,125	1.6%
Michael J. Porche	Class A	151	—
	Class B	330	0.5%
Bonnie Fuller	Class A	—	—
	Class B	970	1.3%
Kevin Hyson	Class A	353	0.1%
	Class B	330	0.5%
All executive officers and directors as a group	Class A	447,747	88.4%
	Class B	55,481	76.5%

(1)	Class A Units shown as beneficially owned by Evercore Partners II LLC are held by Evercore Capital Partners II and Evercore Co-Investment Partnership II L.P. Evercore Partners II LLC is the general partner of Evercore Capital Partners II L.P., and the managing member of Evercore Co-Investment G.P. II LLC (which in turn is the general partner of Evercore Co-Investment Partnership II L.P.). The managing members of Evercore Partners II LLC include Mr. Beutner, who also is a director of Media and the Company. Mr. Beutner may be deemed to share beneficial ownership of the Class A Units shown as beneficially owned by Evercore Partners II LLC. Mr. Beutner disclaims beneficial ownership of such units.

(2)	The LLC Agreement provides that the LLC will be managed by a Board of Managers, a majority of which will be appointed by Evercore and T.H. Lee. All action by such Board of Managers is made by a vote of the majority of each of the following: (i) the Board of Managers, (ii) the managers appointed by Evercore, and (iii) the managers appointed by T.H. Lee. In addition, Evercore and T.H. Lee have the right to appoint a majority of the Board of Directors of Media.
(3)	Class A Units shown as beneficially owned by Thomas H. Lee Equity Fund V, L.P. are held by Thomas H. Lee Equity Fund V., L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Cayman Fund V, L.P., State Street Bank and Trust Company as Trustee under the 1997 Thomas H. Lee Nominee Trust, Thomas H. Lee Investors Limited Partnership, Putnam Investments Employees’ Securities Co. I LLC, Putnam Investments Employees’ Securities Co. II LLC, and Putnam Investments Holdings, LLC. Mr. DiNovi is a managing director of Thomas H. Lee Advisors, LLC, the general partner of Thomas H. Lee Partners, L.P. Mr. Oberg is a Vice President of Thomas H. Lee Partners, L.P. Mr. Bressler is a Managing Director of Thomas H. Lee Partners, L.P.. Each of Messrs. DiNovi, Oberg and Bressler disclaims beneficial ownership of any of the Class A Units referred to above, except to the extent of their pecuniary interest therein.

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

The board of managers of the LLC consists of (i) four designees of Evercore, (ii) four designees of T.H. Lee, one of whom is subject to Evercore’s prior approval, and (iii) the Chief Executive Officer of the Company, who is subject to the approval of Evercore and T.H. Lee. While Evercore and T.H. Lee jointly control the LLC, the LLC Agreement requires that certain significant actions of the LLC be approved by Mr. Pecker and a majority of the other co-investors.

In addition, in connection with the Recapitalization, Mr. Pecker and the Company entered into a new employment agreement,

which governs the terms of Mr. Pecker’s employment as Chief Executive Officer of the Company for a term of five years. Also, the LLC, the Company, THL Managers V, an affiliate of Evercore, and Evercore Advisors L.P., an affiliate of Evercore, have entered into a Management Agreement pursuant to which THL Managers V, LLC and Evercore Advisors L.P. will provide certain management and advisory services to the Company. Each will receive $1.0 million annually for these certain management services. Pursuant to certain of the supplemental indentures the Company entered into in fiscal year 2007, such payment will accrue but will not be made in fiscal year 2007 or thereafter until the Company is in compliance with certain of its leverage ratios.

On January 23, 2003, the Company and the LLC (the “Buyers”) acquired Weider Publications LLC (the “Acquisition”), a newly formed company to which the magazine business of Weider Publications, Inc. and Weider Interactive Networks, Inc. were contributed from Weider Health and Fitness, Weider Health and Fitness LLC and Weider Interactive Networks, Inc. (the “Sellers”). The aggregate purchase price was $357.3 million, which included a post-closing working capital adjustment of $7.3 million.

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

Vertis, Inc. (“Vertis”) performs significant portions of the Company’s Newspaper Publications pre-press operations.

Evercore owns approximately 10.1% of Vertis and T.H. Lee owns approximately 62.3% of Vertis. Payments to Vertis for these services totaled $4.5 million, $4.8 million, and $5.1 million for fiscal years 2004, 2005 and 2006, respectively. At March 31, 2005 and 2006, the Company had payables due to Vertis of $42,000 and $390,000, respectively.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”), the Company’s current auditor, for the audit of the Company’s financial statements for fiscal years 2005 and 2006 and fees billed for audit-related services, tax services, and all other services rendered by Deloitte & Touche during fiscal years 2005 and 2006:

	2005	2006
Audit Fees (1)	$430,321	$2,895,200
Audit Related Fees (2)	18,000	175,372
Tax Fees (3)	169,788	24,471
All Other Fees (4)	—	—

Total Fees	$618,109	$3,095,043

(1)	Represents aggregate fees for professional services provided in connection with the audit of our annual financial statements, reviews of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings and the Restatement of the Company’s financial statements. During fiscal years 2006 and 2007 (through the date of this filing), fees billed relating to the Restatement totaled $0.1 million and $1.9 million, respectively.
(2)	Represents fees for services provided in connection with accounting research and consultation, and mergers and acquisitions.
(3)	Represents fees for services provided in connection with tax compliance, tax planning and tax advice.
(4)	Represents fees for services provided to the Company not otherwise included in the categories above.

All audit-related services, tax services and other services were pre-approved by our Audit Committee, which concluded that the provision of such services by Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s pre-approval policy is to review Deloitte & Touche LLP’s audit, audit-related services, tax services and other services and pre-approve such services specifically described to the Audit Committee. The policy authorizes the Audit Committee to delegate to one or more designated members of the Audit Committee pre-approval authority with respect to any such pre-approval reported to the Audit Committee at its next regularly scheduled meeting. The Audit Committee did not approve any services pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X of the regulations promulgated by the Securities and Exchange Commission.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed with, or incorporated by reference in, and as part of, this Annual Report on Form 10-K.

(a)    1. All Financial Statements and Supplemental Information - See the Index to Consolidated Financial Statements

2.	Financial Statement Schedules

3.	Exhibits (Including Those Incorporated by Reference) – See paragraph (b) below

(b) Exhibits

Exhibit Number		Description of Exhibit
2.1	–	Agreement and Plan of Merger dated as of February 16, 1999, by and between EMP Acquisition Corp., a Delaware corporation, and American Media, Inc., a Delaware corporation. (1)

2.2	–	Certificate of Merger of EMP Acquisition Corp. with and into American Media, Inc. (1)

2.3	–	Stock and Asset Purchase Agreement, dated as of November 1, 1999, among Mike Rosenbloom, Globe International Publishing, Inc., Globe International, Inc., EMP Group L.L.C. and American Media Operations, Inc. (2)

2.4	–	Purchase and Contribution Agreement dated as of November 26, 2002 by and among Weider Health and Fitness, Weider Interactive Networks, Inc., Weider Health and Fitness, LLC, Weider Publications, LLC, EMP Group L.L.C. and American Media Operations, Inc. (3)

2.5	–	Agreement and Plan of Merger, dated as of February 24, 2003, by and among EMP Group L.L.C. and EMP Merger Corporation. (4)

2.6	–	Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 14, 2003, by and between EMP Group L.L.C. and EMP Merger Corporation. (4)

2.7	–	Contribution Agreement, dated as of February 24, 2003, by and among EMP Merger Corporation and the persons set forth on the signature pages thereto. (4)

2.8	–	Amendment No. 1 to the Contribution Agreement, dated as of April 14, 2003, by and among EMP Merger Corporation and the persons set forth on the signature pages thereto. (4)

3.1	–	Certificate of Incorporation of Enquirer/Star, Inc. and amendments thereto. * (5)

3.2	–	Amended By-Laws of Enquirer/Star, Inc. * (5)

3.3	–	Amendment of Certificate of Incorporation of the Company dated November 7, 1994 changing its name to American Media Operations, Inc. from Enquirer/Star, Inc. (6)

4.1	–	Indenture, dated as of February 14, 2002, among American Media Operations, Inc., the guarantors party thereto and HSBC Bank USA, National Association, as successor trustee. (7)

4.2	–	First Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of December 30, 2002, among American Media Operations, Inc., the guarantors party thereto and HSBC Bank USA, National Association, as successor trustee.

4.3	–	Second Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of January 23, 2003, among American Media Operations, Inc., the guarantors party thereto and HSBC Bank USA, National Association, as successor trustee.

4.4	–	Instrument of Resignation, Appointment and Acceptance (relating to the Indenture dated as of February 14, 2002), dated as of March 15, 2006, by and among American Media Operations, Inc., J.P. Morgan Trust Company, National Association, as resigning Trustee, and HSBC Bank USA, National Association, as successor trustee.

4.5	–	Third Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of March 17, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee. (8)

4.6	–	Fourth Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of June 26, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee. (9)

4.7	–	Fifth Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of August 18, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JPMorgan Chase Bank, N.A.), as trustee. (15)

4.8	–	Sixth Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of November 2, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee. (16)

4.9	–	Seventh Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of February 15, 2007, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JPMorgan Chase Bank, N.A.), as trustee. (18)

4.10	–	Waiver and Consent Agreement (relating to the Indenture dated as of February 14, 2002), dated as of March 17, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 10.25% Series B Senior Subordinated Notes due 2009. (8)

4.11	–	Consent Agreement (relating to the Indenture dated as of February 14, 2002), dated as of June 26, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 10.25% Series B Senior Subordinated Notes due 2009. (9)

4.12	–	Consent Agreement (relating to the Indenture dated as of February 14, 2002), dated as of August 18, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 10.25% Series B Senior Subordinated Notes due 2009. (15)

4.13	–	Consent Agreement (relating to the Indenture dated as of February 14, 2002), dated as of November 2, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 10.25% Series B Senior Subordinated Notes due 2009. (16)

4.14	–	Consent Agreement (relating to the Indenture dated as of February 14, 2002), dated as of February 15, 2007, by and among American Media Operations, Inc. and certain bondholders party thereto relating to the 10.25 % Series B Senior Subordinated Notes due 2009. (18)

4.15	–	Indenture dated as of January 23, 2003 by and among American Media Operations, Inc., the guarantors party thereto and HSBC Bank USA, National Association, as successor trustee. (3)

4.16	–	Instrument of Resignation, Appointment and Acceptance (relating to the Indenture dated as of January 23, 2003), dated as of March 15, 2006, by and among American Media Operations, Inc., J.P. Morgan Trust Company, National Association, as resigning Trustee, and HSBC Bank USA, National Association, as successor trustee.

4.17	–	First Supplemental Indenture (relating to the Indenture dated as of January 23, 2003), dated as of March 17, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee. (8)

4.18	–	Second Supplemental Indenture (relating to the Indenture dated as of January 23, 2003), dated as of June 26, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee. (9)

4.19	–	Third Supplemental Indenture (relating to the Indenture dated as of January 23, 2003), dated as of August 18, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee. (15)

4.20	–	Fourth Supplemental Indenture (relating to the Indenture dated as of January 23, 2003), dated as of November 2, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee. (16)

4.21	–	Fifth Supplemental Indenture (relating to the Indenture dated as of January 23, 2003), dated as of February 15, 2007, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee. (18)

4.22	–	Waiver and Consent Agreement (relating to the Indenture dated as of January 23, 2003), dated as of March 17, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 8.875% Series B Senior Subordinated Notes due 2011. (8)

4.23	–	Consent Agreement (relating to the Indenture dated as of January 23, 2003), dated as of June 26, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 8.875% Series B Senior Subordinated Notes due 2011. (9)

4.24	–	Consent Agreement (relating to the Indenture dated as of January 23, 2003), dated as of August 18, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 8.875% Senior Subordinated Notes due 2011. (15)

4.25	–	Consent Agreement (relating to the Indenture dated as of January 23, 2003), dated as of November 2, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 8.875% Senior Subordinated Notes due 2011. (16)

4.26	–	Consent Agreement (relating to the Indenture dated as of January 23, 2003), dated as of February 15, 2007, by and among American Media Operations, Inc. and certain bondholders party thereto relating to the 8.875% Senior Subordinated Notes due 2011. (18)

10.1	–	Tax Sharing Agreement dated as of March 31, 1992, among Enquirer/Star Group, Inc. and its subsidiaries (10)

10.2	–	Management Agreement dated as of April 17, 2003, by and American Media, Inc., T.H. Lee Managers V, LLC and Evercore Advisors L.P. (4)

10.3	–	Amended and Restated Employment Agreement of David J. Pecker dated February 24, 2003. (11)

10.4	–	Agreement dated June 11, 2002, by and between American Media, Inc. and R.R. Donnelley & Sons Company. (12)

10.5	–	Contract Change No. 1 made as of November 10, 2004 and entered into on November 18, 2004, by and between American Media, Inc. and R.R. Donnelley & Sons Company. (12)

10.6	–	Printing Agreement dated as of December 2, 2004, between AMI and Quad/Graphics, Inc. (12)

10.7	–	Employment Agreement of Bonnie Fuller dated June 26, 2003. (13)

10.8	–	Amendment No. 1, dated as of April 1, 2006, to the Employment Agreement of Bonnie Fuller dated effective July 7, 2003.

10.9	–	Employment Agreement of John J. Miller dated January 4, 2006.

10.10	–	Credit Agreement, dated as of January 30, 2006, by and among American Media Operations, Inc., American Media, Inc., Deutsche Bank Securities Inc., as Syndication Agent, the Lenders party thereto, Bear Stearns Corporate Lending Inc., General Electric Capital Corporation and Lehman Commercial Paper Inc., as Documentation Agents, and JP Morgan Chase Bank, N.A., as Administrative Agent. (14)

10.11	–	Guarantee and Collateral Agreement, dated as of January 30, 2006, among American Media, Inc., American Media Operations, Inc., the Subsidiaries of American Media Operations, Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent. (14)

10.12	–	Amendment and Waiver (relating to the Credit Agreement dated as of January 30, 2006), dated as of February 13, 2006, among American Media, Inc., American Media Operations, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (14)

10.13	–	Amendment and Waiver (relating to the Credit Agreement dated as of January 30, 2006), dated as of June 23, 2006, among American Media Operations, Inc., American Media, Inc., the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent. (9)

10.14	–	Amendment and Waiver (relating to the Credit Agreement dated as of January 30, 2006), dated as of August 18, 2006, among American Media, Inc., American Media Operations, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (15)

10.15	–	Amendment and Waiver (relating to the Credit Agreement dated as of January 30, 2006), dated as of October 26, 2006, among American Media, Inc., American Media Operations, Inc., the lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent. (17)

10.16	–	Amendment and Waiver (relating to the Credit Agreement dated as of January 30, 2006), dated as of February 9, 2007, among American Media, Inc., American Media Operations, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (19)

10.17	–	Employment Agreement of Michael Kahane dated as of August 1, 2003.

10.18	–	Amendment No. 1, dated as of September 1, 2005, to the Employment Agreement of Michael Kahane dated as of August 1, 2003.

10.19	–	Amendment No. 2, dated as of February 23, 2006, to the Employment Agreement of Michael Kahane dated as of August 1, 2003.

10.20	–	Employment Agreement of Michael Porche dated December 18, 2003.

10.21	–	Employment Agreement of Kevin Hyson dated as of November 1, 2004.

10.22	–	Amendment No. 1, dated as of September 12, 2006, to the Employment Agreement of Kevin Hyson dated November 1, 2004.

10.23	–	Employment Agreement of Carlos A. Abaunza dated November 25, 2005.

10.24	–	Employment Agreement of John F. Craven dated August 30, 2006.

21	–	Subsidiaries of American Media Operations, Inc.

31.1	–	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	–	Certification of principal financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	–	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Enquirer/Star, Inc. is now named American Media Operations, Inc.; Enquirer/Star Group, Inc. is now named American Media, Inc.
(1)	Incorporated by reference to our Registration Statement on Form S-4, filed July 23, 1999.

(2)	Incorporated by reference to our March 27, 2000 Form 10-K for fiscal year 2000 filed June 26, 2000.
(3)	Incorporated by reference to our Form 8-K filed January 27, 2003.
(4)	Incorporated by reference to our Form 8-K filed April 24, 2003.
(5)	Incorporated by reference to our Registration Statement on Form S-1, filed March 25, 1992.
(6)	Incorporated by reference to our March 27, 1995 Form 10-K for fiscal year 1995 filed June 23, 1995.
(7)	Incorporated by reference to our Registration Statement on Form S-4 filed April 23, 2002.
(8)	Incorporated by reference to our Form 8-K filed March 20, 2006.
(9)	Incorporated by reference to our Form 8-K filed June 27, 2006.
(10)	Incorporated by reference to our March 30, 1992 Form 10-K for fiscal year 1992 filed June 25, 1992.
(11)	Incorporated by reference to our March 31, 2003 Form 10-K for fiscal year 2003 filed June 6, 2003.
(12)	Incorporated by reference to our December 27, 2004 Form 10-Q for the third quarter of fiscal year 2004 filed February 9, 2005 (portions omitted pursuant to a request for confidential treatment).
(13)	Incorporated by reference to our June 30, 2003 10-Q for the first quarter of fiscal year 2004 filed August 14, 2003.
(14)	Incorporated by reference to our Form 8-K filed February 15, 2006.
(15)	Incorporated by reference to our Form 8-K filed August 21, 2006.
(16)	Incorporated by reference to our Form 8-K filed November 3, 2006.
(17)	Incorporated by reference to our Form 8-K filed November 7, 2006.
(18)	Incorporated by reference to our Form 8-K filed February 16, 2007.
(19)	Incorporated by reference to our Form 8-K filed February 13, 2007.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders in fiscal year 2006.

Schedule II – Valuation and Qualifying Accounts

All other financial statements and schedules have been omitted because the information required to be submitted has been included in the consolidated financial statements and related notes or because they are either not applicable or not required under the rules of Regulation S-X.

The table below summarizes the activity in the valuation accounts for the periods indicated (in thousands):

	Balance, Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Purchase Accounting Additions, (Utilization), Net	Deductions, Write-Offs, Net	Balance, End of Period
Trade Accounts Receivable
Allowance for Doubtful Accounts
For the fiscal year ended March 29, 2004 (As Restated)	$3,900	$123	$—	$(2,941)	$(202)	$880
For the fiscal year ended March 31, 2005 (As Restated)	$880	$(6)	$—	$—	$(446)	$428
For the fiscal year ended March 31, 2006	$428	$833	$—	$—	$(211)	$1,050

Subscription Accounts Receivable
Allowance for Doubtful Accounts
For the fiscal year ended March 29, 2004 (As Restated)	$4,102	$1,418	$2,708	$—	$(1,503)	$6,725
For the fiscal year ended March 31, 2005 (As Restated)	$6,725	$2,186	$950	$—	$(1,637)	$8,224
For the fiscal year ended March 31, 2006	$8,224	$4,922	$641	$—	$(5,626)	$8,161

Deferred Income Taxes
Valuation Allowance
For the fiscal year ended March 29, 2004 (As Restated)	$—	$—	$—	$—	$—	$—
For the fiscal year ended March 31, 2005 (As Restated)	$—	$—	$—	$—	$—	$—
For the fiscal year ended March 31, 2006	$—	$23,014	$—	$—	$—	$23,014

Inventory Obsolescence
Allowance for Excess and Obsolete Inventory
For the fiscal year ended March 29, 2004 (As Restated)	$—	$—	$—	$—	$—	$—
For the fiscal year ended March 31, 2005 (As Restated)	$—	$538	$—	$—	$—	$538
For the fiscal year ended March 31, 2006	$538	$466	$—	$—	$(10)	$994

Approximately $0.5 million was charged to the provision for bad debt during fiscal year 2006 and is excluded from the table above. This amount related to a reserve which was established against a note receivable which is included in prepaid and other current assets in the Consolidated Balance Sheets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized on March 23, 2007.

AMERICAN MEDIA OPERATIONS, INC.

By:	/s/ DAVID J. PECKER
David J. Pecker
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Company’s annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2007.

Signature	Title
/s/ DAVID J. PECKER	Chairman of the Board,
David J. Pecker	Chief Executive Officer and Director
(principal executive officer)

/s/ JOHN F. CRAVEN	Executive Vice President and
John Craven	Chief Financial Officer
(principal financial officer)

/s/ SAUL M. KREDI	Senior Vice President and
Saul M. Kredi	Chief Accounting Officer
(principal accounting officer)

/s/ AUSTIN M. BEUTNER	Director
Austin M. Beutner

/s/ JEFFREY SAGANSKY	Director
Jeffrey Sagansky

/s/ ANTHONY J. DINOVI	Director
Anthony J. DiNovi

/s/ SOREN L. OBERG	Director
Soren L. Oberg

/s/ MICHAEL GARIN	Director
Michael Garin

/s/ RICHARD BRESSLER	Director
Richard Bressler

/s/ SAUL D. GOODMAN	Director
Saul D. Goodman

/s/ DANIEL G. ROSS	Director
Daniel G. Ross

Exhibit Index

Exhibit Number		Description
4.2	–	First Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of December 30, 2002, among American Media Operations, Inc., the guarantors party thereto and HSBC Bank USA, National Association, as successor trustee.

4.3	–	Second Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of January 23, 2003, among American Media Operations, Inc., the guarantors party thereto and HSBC Bank USA, National Association, as successor trustee.

4.4	–	Instrument of Resignation, Appointment and Acceptance (relating to the Indenture dated as of February 14, 2002), dated as of March 15, 2006, by and among American Media Operations, Inc., J.P. Morgan Trust Company, National Association, as resigning Trustee, and HSBC Bank USA, National Association, as successor trustee.

4.16	–	Instrument of Resignation, Appointment and Acceptance (relating to the Indenture dated as of January 23, 2003), dated as of March 15, 2006, by and among American Media Operations, Inc., J.P. Morgan Trust Company, National Association, as resigning Trustee, and HSBC Bank USA, National Association, as successor trustee.

10.8	–	Amendment No. 1, dated as of April 1, 2006, to the Employment Agreement of Bonnie Fuller dated effective July 7, 2003.

10.9	–	Employment Agreement of John J. Miller dated January 4, 2006.

10.17	–	Employment Agreement of Michael Kahane dated as of August 1, 2003.

10.18	–	Amendment No. 1, dated as of September 1, 2005, to the Employment Agreement of Michael Kahane dated as of August 1, 2003.

10.19	–	Amendment No. 2, dated as of February 23, 2006, to the Employment Agreement of Michael Kahane dated as of August 1, 2003.

10.20	–	Employment Agreement of Michael Porche dated December 18, 2003.

10.21	–	Employment Agreement of Kevin Hyson dated as of November 1, 2004.

10.22	–	Amendment No. 1, dated as of September 12, 2006, to the Employment Agreement of Kevin Hyson dated November 1, 2004.

10.23	–	Employment Agreement of Carlos A. Abaunza dated November 25, 2005.

10.24	–	Employment Agreement of John F. Craven dated August 30, 2006.

21	–	Subsidiaries of American Media Operations, Inc.

31.1	–	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	–	Certification of principal financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	–	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.