Form 10-Q
period 2006-09-30
AMERICAN MEDIA OPERATIONS INC
filed 2007-05-24
CIK 853927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

RESTATEMENT EXPLANATORY NOTE

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company” or “us”, “we” or “our” are to American Media Operations, Inc. and its subsidiaries. In this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (this “Form 10-Q”), we have restated: (i) our Unaudited Condensed Consolidated Statements of Loss for the fiscal quarter and two fiscal quarters ended September 30, 2005, respectively; (ii) our Unaudited Condensed Consolidated Statement of Cash Flows for the two fiscal quarters ended September 30, 2005; and (iii) the Notes related thereto (collectively, the “Restatement”).

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

The Restatement corrects the accounting, presentation and disclosure for the following: (i) deferred rack costs; (ii) subscription marketing programs; (iii) subscription selling agent costs; (iv) deferred rack cost accruals and amortization; (v) terminal promotion costs and classification; (vi) accruals for retail display pockets and allowances; (vii) provision for income taxes; (viii) operating tax contingencies; (ix) inventory matters; (x) paper consumption; (xi) paid time off; (xii) severance; (xiii) bonuses; (xiv) deferred advertising; (xv) revenue recognition; (xvi) segment reporting; (xvii) sale of Frontline Marketing, Inc. (“FMI”); (xviii) editorial costs; (xix) errors in financial statement classification; and (xx) supplemental disclosures of cash flow information. For a detailed description of the adjustments involved in the Restatement and their impact on the Unaudited Condensed Consolidated Financial Statements, see Note 2, “Restatement of Previously Issued Financial Statements” in the Notes to Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 30, 2006

Page(s)
CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS	4

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2006 and as of September 30, 2006	5

Unaudited Condensed Consolidated Statements of Loss for the Fiscal Quarter and Two Fiscal Quarters Ended September 30, 2005 (As Restated) and September 30, 2006	6

Unaudited Condensed Consolidated Statements of Cash Flows for the Two Fiscal Quarters Ended September 30, 2005 (As Restated) and September 30, 2006	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 6. Exhibits	38

Signatures	39

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2006	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,591	$22,518
Trade receivables, net of allowance for doubtful accounts of $9,211 and $6,805, respectively	50,373	53,980
Inventories	36,619	23,682
Prepaid expenses and other current assets	18,203	15,234

Total current assets	124,786	115,414

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	2,544	1,712
Furniture, fixtures and equipment	39,308	40,593
Less – accumulated depreciation and amortization	(31,262)	(33,758)

Total property and equipment, net	10,590	8,547

OTHER ASSETS:
Deferred debt costs, net	21,678	21,905
Deferred rack costs, net	20,943	13,428
Other long-term assets	2,987	3,123

Total other assets	45,608	38,456

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill, net of accumulated amortization of $74,757	623,617	623,617
Other identified intangibles, net of accumulated amortization of $134,756 and $139,259, respectively	484,713	480,210

Total goodwill and other identified intangible assets	1,108,330	1,103,827

TOTAL ASSETS	$1,289,314	$1,266,244

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$32,044	$25,080
Accrued expenses and other current liabilities	62,175	51,420
Accrued interest	25,656	21,579
Deferred revenues	43,691	43,206

Total current liabilities	163,566	141,285

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	450,000	478,000
Senior subordinated notes, including bond premium	550,321	550,269
Deferred income taxes	116,103	119,068

Total liabilities	1,279,990	1,288,622

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDER’S EQUITY (DEFICIT):
Common stock, $.20 par value; 10,000 shares authorized; 7,508 shares issued and outstanding	2	2
Additional paid-in capital	281,671	281,671
Accumulated deficit	(272,460)	(304,271)
Accumulated other comprehensive income	111	220

Total stockholder’s equity (deficit)	9,324	(22,378)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$1,289,314	$1,266,244

The accompanying notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in thousands)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	September 30, 2005 (As Restated, See Note 2)	September 30, 2006	September 30, 2005 (As Restated, See Note 2)	September 30, 2006
OPERATING REVENUES:
Circulation	$75,715	$74,305	$147,690	$141,274
Advertising	42,243	44,345	86,949	86,311
Other	7,755	7,534	15,005	15,001

Total operating revenues	125,713	126,184	249,644	242,586

OPERATING EXPENSES:
Editorial	15,519	14,201	30,679	28,192
Production	39,562	38,500	79,098	77,479
Distribution, circulation and other cost of sales	23,080	22,144	45,696	45,370
Selling, general and administrative	22,161	25,581	45,716	57,252
Depreciation and amortization	6,701	3,850	13,559	7,916

Total operating expenses	107,023	104,276	214,748	216,209

OPERATING INCOME	18,690	21,908	34,896	26,377

OTHER INCOME (EXPENSE):
Interest expense	(22,209)	(23,665)	(40,993)	(48,006)
Amortization of deferred debt costs	(1,828)	(1,854)	(3,433)	(3,397)
Other income, net	67	198	1,691	527

Total other expense	(23,970)	(25,321)	(42,735)	(50,876)

LOSS BEFORE PROVISION FOR INCOME TAXES AND LOSS FROM DISCONTINUED OPERATIONS	(5,280)	(3,413)	(7,839)	(24,499)

PROVISION FOR INCOME TAXES	1,232	759	328	5,654

LOSS FROM CONTINUING OPERATIONS	(6,512)	(4,172)	(8,167)	(30,153)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(3,520)	(167)	(5,274)	(1,658)

NET LOSS	$(10,032)	$(4,339)	$(13,441)	$(31,811)

The accompanying notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Two Fiscal Quarters Ended
	September 30, 2005 (As Restated, See Note 2)	September 30, 2006
Cash Flows from Operating Activities:
Net loss	$(13,441)	$(31,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	6,516	3,413
Amortization of identified intangibles	7,043	4,503
Provision for bad debts	4,240	1,513
Amortization of deferred debt costs	3,433	3,397
Amortization of deferred rack costs	12,535	9,812
Write-off of deferred racks and property and equipment	—	1,144
Gain on sale of investment	(1,607)	—
Provision for excess and obsolete inventory	412	—
Deferred income tax provision	265	5,331
Other	(694)	(148)
Decrease (increase) in operating assets:
Trade receivables	(9,963)	(5,120)
Inventories	(3,194)	12,937
Prepaid expenses and other current assets	(1,795)	1,166
Deferred rack costs	(13,156)	(3,205)
Other long-term assets	(232)	(136)
Increase (decrease) in operating liabilities:
Accounts payable	(9,888)	(6,964)
Accrued expenses and other current liabilities	4,965	(10,758)
Accrued interest	1,440	(4,077)
Deferred revenues	3,299	(485)

Total adjustments	3,619	12,323

Net cash used in operating activities	(9,822)	(19,488)

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,480)	(1,662)
Investment in Mr. Olympia, LLC	(600)	(300)
Proceeds from sale of investment	1,607	—
Proceeds from the sale of fixed assets	53	198

Net cash used in investing activities	(1,420)	(1,764)

Cash Flows from Financing Activities:
Term loan and revolving credit facility principal repayments	(68,398)	(40,000)
Proceeds from revolving credit facility borrowings	80,500	68,000
Return of equity investment	(30)	—
Payment of deferred debt costs	(1,197)	(3,975)

Net cash provided by financing activities	10,875	24,025

Effect of exchange rate changes on cash	(7)	154

Net (Decrease) Increase in Cash and Cash Equivalents	(374)	2,927
Cash and Cash Equivalents, Beginning of Period	3,994	19,591

Cash and Cash Equivalents, End of Period	$3,620	$22,518

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Income taxes	$473	$816
Interest	$39,478	$51,747

The accompanying notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2006 included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (the “March 31, 2006 10-K”), including the summary of significant accounting policies set forth in Note 1 thereof. The Unaudited Condensed Consolidated Statements of Loss for the fiscal quarter and two fiscal quarters ended September 30, 2006 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

(2) Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s fiscal year 2005 financial statements, the Company’s management determined that errors existed in previously issued financial statements. As a result, the Company has restated the accompanying Unaudited Condensed Consolidated Statements of Loss for the fiscal quarter and two fiscal quarters ended September 30, 2005, respectively, Unaudited Condensed Consolidated Statement of Cash Flows for the two fiscal quarters ended September 30, 2005, and Notes related thereto from amounts previously reported (collectively, the “Restatement”) to correct the accounting, presentation and disclosure for the following: (i) deferred rack costs; (ii) subscription marketing programs; (iii) subscription selling agent costs; (iv) deferred rack cost accruals and amortization; (v) terminal promotion costs and classification; (vi) accruals for retail display pockets and allowances; (vii) provision for income taxes; (viii) operating tax contingencies; (ix) inventory matters; (x) paper consumption; (xi) paid time off; (xii) severance; (xiii) bonuses; (xiv) deferred advertising; (xv) revenue recognition; (xvi) segment reporting; (xvii) sale of Frontline Marketing, Inc. (“FMI”); (xviii) editorial costs; (xix) errors in financial statement classification; and (xx) supplemental disclosures of cash flow information.

The effect of these Restatement adjustments increased (decreased) the March 31, 2005 ending accumulated deficit and accumulated other comprehensive loss by $37.1 million and $(0.6) million, respectively.

A summary of the increase (decrease) effect on net income as a result of the Restatement is as follows (in thousands):

	Fiscal Quarter Ended September 30, 2005	Two Fiscal Quarters Ended September 30, 2005
Circulation	$24	$(1,966)
Operating Tax Contingencies	(424)	(848)
Production	393	71
Employee Related Costs	875	944
Weider Acquisition	(65)	202
Revenue Recognition	(18)	1,552
Other	312	(572)

Pre-tax Income Effect	1,097	(617)
Income Taxes	(220)	364

Net Income Effect	$877	$(253)

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

The effect of this correction was a decrease in both circulation revenue and depreciation expense of $5.0 million and $9.9 million for the fiscal quarter and two fiscal quarters ended September 30, 2005, respectively. This correction did not have any effect on the Company’s operating income.

•

Subscription Marketing Programs: Subscription related revenue was incorrectly recorded for certain subscriptions sold by third party agents due to the Company’s inability to estimate payment percentages due to a lack of historical information. In addition, commissions paid to such agents were previously deferred and amortized, but should have been expensed when incurred.

The effect of this correction was an increase in circulation revenue of $0.3 million and an increase in selling, general and administrative expense of $0.1 million for the fiscal quarter ended September 30, 2005. Circulation revenue decreased by $35 thousand and selling, general and administrative expense increased $0.1 million for the two fiscal quarters ended September 30, 2005.

•

Subscription Selling Agent Costs: Certain payments to subscription selling agents for generating new subscriptions should have been expensed as incurred. Previously, the Company deferred these costs and amortized them over the related subscription period. As a result of this Restatement adjustment, the previously recorded amortization expense has been reversed and the total amount of payments to the subscription selling agents have been expensed in the period incurred. The effect of this correction was a decrease in distribution, circulation and other cost of sales of $0.9 million and $0.5 million for the fiscal quarter and two fiscal quarters ended September 30, 2005, respectively.

•

Deferred Rack Cost Accruals and Amortization: Certain deferred rack costs were incorrectly recorded upon the processing of payments rather than accrued when placed in service. In addition, the related amortization expense relating to such racks should have commenced when placed into service. Additionally, certain rack payments were previously being amortized over the incorrect useful life. The effect of this correction was a decrease in circulation revenue of $1.0 million and $1.8 million for the fiscal quarter and two fiscal quarters ended September 30, 2005, respectively.

•

Terminal Promotion Costs and Classification: Certain terminal promotion costs relating to the placement of the Company’s publications at transportation terminals were previously being amortized over the incorrect useful life. In addition, certain terminal promotion costs were incorrectly recorded in distribution, circulation and other cost of sales expense rather than as a reduction in circulation revenue. The effect of this correction was a decrease in circulation revenue of $0.4 million and $0.9 million for the fiscal quarter and two fiscal quarters ended September 30, 2005, respectively, and a decrease to distribution, circulation and other cost of sales expense of $0.3 million and $0.6 million for the fiscal quarter and two fiscal quarters ended September 30, 2005, respectively.

•

Accruals for Retail Display Pockets and Allowances: The Company has determined that errors existed with respect to certain retail display pocket and allowance accruals. The accruals recorded were insufficient. The effect of this correction was a decrease in circulation revenue of $0.1 million and $0.2 million for the fiscal quarter and two fiscal quarters ended September 30, 2005, respectively.

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

•

Operating Tax Contingencies: Tax contingencies related to sales taxes were incorrectly reported as income taxes. The Company has also recorded other sales tax contingencies as part of the Restatement. Restatement adjustments to correct this have been recorded as adjustments to circulation revenue. Additionally, the Company has recorded additional tax contingencies related to franchise taxes for the fiscal quarter and two fiscal quarters ended September 30, 2005, respectively, which are reflected in selling, general and administrative expenses. The Company has also recorded interest expense related to these operating tax contingencies.

Impact on Financial Statements Increase (Decrease) to Net Income (in thousands)	Fiscal Quarter Ended September 30, 2005	Two Fiscal Quarters Ended September 30, 2005

(Provision) Benefit for Income Taxes
Tax effect of book income restatements	$(406)	$242
Tax provision errors	186	122

Total Income Taxes	$(220)	$364

Circulation revenue	$(310)	$(620)
Selling, general and administrative expense	(114)	(228)

Total Operating Tax Contingencies	$(424)	$(848)

Production

•

Inventory Matters: Inventory charges should have been provided for estimated excess paper inventory for the fiscal quarter and two fiscal quarters ended September 30, 2005 in the amounts of $0.1 million and $0.4 million, respectively, resulting in increases to production expense for the same amounts.

In addition, the paper inventory account was reconciled incorrectly for the fiscal quarter and two fiscal quarters ended September 30, 2005 resulting in an increase in inventory by $0.3 million and $0.4 million, respectively. The effects of this correction were decreases to production expense by the same amounts.

•

Paper Consumption: The Company has determined that errors existed with respect to certain paper consumption accruals. The effect of this correction were decreases in the amounts of $0.2 million and $0.1 million to production expense for the fiscal quarter and two fiscal quarters ended September 30, 2005, respectively.

Employee Related Costs

•

Paid Time Off (“PTO”): The Company has determined that errors existed with respect to certain PTO accruals. The effects of this correction were decreases of $0.8 million and of $0.5 million in selling, general and administrative expense for the fiscal quarter and two fiscal quarters ended September 30, 2005, respectively.

•

Severance: The Company has determined that errors existed with respect to certain severance accruals. The effects of this correction were a $0.1 million decrease and a $0.2 million increase to selling, general, and administrative expense for the fiscal quarter and two fiscal quarters ended September 30, 2005, respectively.

•

Bonuses: The Company has determined that errors existed with respect to certain bonus accruals. The effect of this correction was a decrease in selling, general, and administrative expense of $0.7 million for the two fiscal quarters ended September 30, 2005. There was no effect on net income for the fiscal quarter ended September 30, 2005.

Weider Acquisition

•

Deferred Advertising: The Company incorrectly amortized deferred revenue associated with an obligation to provide advertising at a discounted rate in certain of the Company’s publications. The Company was previously amortizing the deferred revenue based on actual advertising pages used rather than on the maximum number of pages which expire annually. In addition, the Company incorrectly recognized all of the revenue as advertising revenue. The Company should have recognized advertising revenue for actual advertising pages used with the remaining revenue recognized in other revenue. The liability was established as part of the Weider acquisition in fiscal year 2003. As a result of this Restatement adjustment, advertising revenue decreased by $0.4 million, other revenue increased by $0.4 million and editorial expense increased by $0.1 million for the fiscal quarter ended September 30, 2005. Advertising revenue decreased by $0.4 million, other revenue increased by $0.7 million and editorial expense increased by $0.2 million for the two fiscal quarters ended September 30, 2005.

Revenue Recognition

•

Advertising, subscription and newsstand revenue relating to the Company’s monthly publications was previously recognized in the incorrect period. The effects of this correction were a decrease in operating revenue of $0.5 million and a decrease in operating expense of $0.5 million for the fiscal quarter ended September 30, 2005 and an increase in operating revenue of $0.6 million and a decrease in operating expense of $0.9 million for the two fiscal quarters ended September 30, 2005.

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

•

Sale of Frontline Marketing, Inc. (FMI): Gains recorded on the sale in fiscal year 2001 of the Company’s 80% owned subsidiary, FMI, should have been deferred until cash was received for the net realizable value of the note rather than recognized in fiscal year 2001 through fiscal year 2003. In addition, all cash payments on a related $2.0 million note receivable should have been recorded on a cost recovery method of accounting. As a result of this Restatement adjustment, other income decreased by a total of $9 thousand for the two fiscal quarters ended September 30, 2005. There was no effect on net income for the fiscal quarter ended September 30, 2005.

•

Editorial Costs: The Company has determined that errors existed with respect to certain editorial cost accruals. The effects of this correction were a decrease in editorial expense of $0.3 million for the fiscal quarter ended September 30, 2005 and a $0.8 million increase in editorial expense for the two fiscal quarters ended September 30, 2005.

•

Errors in Financial Statement Classification: Certain amounts in the Unaudited Condensed Consolidated Statement of Cash Flows for the two fiscal quarters ended September 30, 2005 were incorrectly classified. These amounts have been reclassified to conform to the two fiscal quarters ended September 30, 2006 presentation, including classifying in the two fiscal quarters ended September 30, 2005: (1) $80.5 million of proceeds from revolving credit facility borrowings and $68.4 million of term loan and revolving credit facility principal repayments rather than presenting the $15.0 million of term loan and revolving credit facility principal borrowings and $2.9 million of term loan and revolving credit facility principal repayments and (2) $1.6 million of proceeds from sale of investment as cash provided by investing activities and a $1.6 million gain on sale of investment in operating activities rather than netting both of these amounts in cash flows from operating activities.

Certain amounts in the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2005 were incorrectly classified. These amounts have been reclassified to conform to the March 31, 2006 presentation, including classifying $8.1 million of book overdrafts as a reduction of cash and cash equivalents rather than as an increase to cash and cash equivalents and accounts payable. The book overdrafts primarily related to a zero balance bank account where a right of offset existed against certain of the Company’s other bank accounts. This reclassification did not affect previously reported cash flows from operations.

•

Supplemental Disclosures of Cash Flow Information: The Company has determined that errors existed with respect to cash paid for taxes for the two fiscal quarters ended September 30, 2005. The effect of this correction was an increase to taxes paid of $0.1 million.

Restatement Summary

The Company’s accompanying Unaudited Condensed Consolidated Financial Statements for the fiscal quarter and two fiscal quarters ended September 30, 2005, respectively, have been restated to give effect to the adjustments described above. The following tables summarize the impact of the Restatement and the discontinued operations on the Unaudited Condensed Consolidated Statements of Loss for each of the fiscal quarter and two fiscal quarters ended September 30, 2005 and the Unaudited Condensed Consolidated Statement of Cash Flows for the two fiscal quarters ended September 30, 2005. See Note 11, “Discontinued Operations,” for a discussion regarding discontinued operations.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF LOSS

(in thousands)

	Fiscal Quarter Ended September 30, 2005
	As Previously Reported	Restatement Amounts	Reclassification Amounts		As Restated and Reclassified
OPERATING REVENUES:
Circulation	$83,702	$(6,538)	$(1,449	)(B)	$75,715
Advertising	43,520	(583)	(694	)(B)	42,243
Other	7,448	315	(7	)(B)	7,755

Total operating revenues	134,670	(6,806)	(2,150)		125,713

OPERATING EXPENSES:
Editorial	17,241	(374)	(1,348	)(B)	15,519
Production	42,932	(868)	(2,502	)(B)	39,562
Distribution, circulation and other cost of sales	24,455	(726)	(649	)(B)	23,080
Selling, general and administrative	23,364	(980)	(221	)(B)	22,161
Depreciation and amortization	11,656	(4,955)	—	(B)	6,701

Total operating expenses	119,648	(7,903)	(4,720)		107,023

OPERATING INCOME	15,022	1,097	2,570		18,690

OTHER INCOME (EXPENSE):
Interest expense	(24,037)	—	1,828	(A)	(22,209)
Amortization of deferred debt costs	—	—	(1,828	)(A)	(1,828)
Other income, net	67	—	—		67

Total other expense	(23,970)	—	—		(23,970)

LOSS BEFORE PROVISION FOR INCOME TAXES AND LOSS FROM DISCONTINUED OPERATIONS	(8,948)	1,097	2,570		(5,280)

PROVISION FOR INCOME TAXES	1,962	220	(950	)(B)	1,232

LOSS FROM CONTINUING OPERATIONS	(10,910)	877	3,520	(B)	(6,512)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	(3,520	)(B)	(3,520)

NET LOSS	$(10,910)	$877	$—		$(10,032)

(A)	Amount was reclassified to conform with the fiscal quarter ended September 30, 2006 presentation of separately presenting amortization of deferred debt costs.
(B)	Amount was reclassified to conform with the fiscal quarter ended September 30, 2006 presentation of discontinued operations.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF LOSS

(in thousands)

	Two Fiscal Quarters Ended September 30, 2005
	As Previously Reported	Restatement Amounts	Reclassification Amounts		As Restated and Reclassified
OPERATING REVENUES:
Circulation	$164,647	$(14,379)	$(2,578	)(B)	$147,690
Advertising	86,624	1,521	(1,196	)(B)	86,949
Other	14,530	488	(12	)(B)	15,005

Total operating revenues	265,801	(12,370)	(3,786)		249,644

OPERATING EXPENSES:
Editorial	32,653	894	(2,868	)(B)	30,679
Production	83,689	(360)	(4,231	)(B)	79,098
Distribution, circulation and other cost of sales	47,985	(1,040)	(1,249	)(B)	45,696
Selling, general and administrative	47,605	(1,173)	(714	)(B)	45,716
Depreciation and amortization	23,631	(10,074)	2	(B)	13,559

Total operating expenses	235,563	(11,753)	(9,060)		214,748

OPERATING INCOME	30,238	(617)	5,274		34,896

OTHER INCOME (EXPENSE):
Interest expense	(44,426)	—	3,433	(A)	(40,993)
Amortization of deferred debt costs	—	—	(3,433	)(A)	(3,433)
Other income, net	1,691	—	—		1,691

Total other expense	(42,735)	—	—		(42,735)

LOSS BEFORE PROVISION FOR INCOME TAXES AND LOSS FROM DISCONTINUED OPERATIONS	(12,497)	(617)	5,274		(7,839)

PROVISION FOR INCOME TAXES	692	(364)	—	(B)	328

LOSS FROM CONTINUING OPERATIONS	(13,189)	(253)	5,274	(B)	(8,167)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	(5,274	)(B)	(5,274)

NET LOSS	$(13,189)	$(253)	$—		$(13,441)

(A)	Amount was reclassified to conform with the two fiscal quarters ended September 30, 2006 presentation of separately presenting amortization of deferred debt costs.
(B)	Amount was reclassified to conform with the two fiscal quarters ended September 30, 2006 presentation of discontinued operations.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Two Fiscal Quarters Ended September 30, 2005
	As Previously Reported	Adjustments	As Restated
Cash Flows from Operating Activities:
Net loss	$(13,189)	$(252)	$(13,441)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of fixed assets	(22)	22	—
Bond premium amortization	(52)	52	—
Depreciation of property and equipment and amortization of intangible assets	23,631	(23,631)	—
Depreciation of property and equipment	—	6,516	6,516
Amortization of identified intangibles	—	7,043	7,043
Provision for bad debts	—	4,240	4,240
Amortization of deferred debt costs	3,433	—	3,433
Amortization of deferred rack costs	—	12,535	12,535
Gain on sale of investment	—	(1,607)	(1,607)
Provision for excess and obsolete inventory	—	412	412
Deferred income tax provision	3,809	(3,544)	265
Other	—	(694)	(694)
Decrease (increase) in operating assets:
Trade receivables	(1,017)	(8,946)	(9,963)
Income tax receivable	(1,800)	1,800	—
Inventories	(1,852)	(1,342)	(3,194)
Prepaid expenses and other current assets	(950)	(845)	(1,795)
Deferred rack costs	—	(13,156)	(13,156)
Other long-term assets	465	(697)	(232)
Increase (decrease) in operating liabilities:
Accounts payable	(1,412)	(8,476)	(9,888)
Accrued expenses and other current liabilities	417	4,548	4,965
Accrued interest	1,440	—	1,440
Deferred revenues	(2,061)	5,360	3,299

Total adjustments	24,029	(20,410)	3,619

Net cash provided by (used in) operating activities	10,840	(20,662)	(9,822)

Cash Flows from Investing Activities:
Purchases of property and equipment	(17,904)	15,424	(2,480)
Investment in Mr. Olympia, LLC	(600)	—	(600)
Proceeds from sale of investment	—	1,607	1,607
Proceeds from the sale of fixed assets	53	—	53

Net cash used in investing activities	(18,451)	17,031	(1,420)

Cash Flows from Financing Activities:
Term loan and revolving credit facility principal repayments	(2,898)	(65,500)	(68,398)
Proceeds from revolving credit facility borrowings	15,000	65,500	80,500
Return of equity investment	(30)	—	(30)
Payment of deferred debt costs	(1,197)	—	(1,197)

Net cash provided by financing activities	10,875	—	10,875

Effect of exchange rate changes on cash	(628)	621	(7)

Net Increase (Decrease) in Cash and Cash Equivalents	2,636	(3,010)	(374)
Cash and Cash Equivalents, Beginning of Period	9,121	(5,127)	3,994

Cash and Cash Equivalents, End of Period	$11,757	$(8,137)	$3,620

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Income taxes	$408	$65	$473
Interest	$39,478	$—	$39,478

(3) Comprehensive Loss

The change in the components of other comprehensive loss is comprised of foreign currency translation adjustments and is reported as follows (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Net loss	$(10,032)	$(4,339)	$(13,441)	$(31,811)
Foreign currency translation adjustments	(85)	67	(628)	109

Comprehensive loss	$(10,117)	$(4,272)	$(14,069)	$(31,702)

(4) Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. Inventories are comprised of the following (in thousands):

	March 31, 2006	September 30, 2006
Raw materials – paper	$28,620	$18,650
Finished product — paper, production and distribution costs of future issues	7,999	5,032

Total inventory	$36,619	$23,682

(5) Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

	March 31, 2006				September 30, 2006
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Term loan, including current portion	$450,000		$450,000		$450,000		$450,000
Revolving credit facility	—		—		28,000		28,000
Subordinated indebtedness	550,000	(a)	491,250	(a)	550,000	(a)	504,625	(a)
Interest rate swap liability	(2,742)		(2,742)		(1,417)		(1,417)

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

Effective August 20, 2003, the Company entered into an interest rate swap agreement, which effectively converted a portion of the Company’s fixed-rate debt to variable rate debt. On July 28, 2006, the Company paid $1.6 million in connection with the interim settlement of the Company’s swap agreement. At each reset date the Company either received or paid money based on the current interest rates as of that date. The final settlement date was January 15, 2007, which coincided with the swap agreement termination date. On January 24, 2007, the Company paid $1.6 million in connection with the final settlement of this swap agreement. The change in the fair value of the swap has been recognized as a net addition (reduction) to interest expense of $1.4 million and $0.1 million for the fiscal quarter and two fiscal quarters ended September 30, 2005, respectively, and ($0.3) million and $0.3 million for the fiscal quarter and two fiscal quarters ended September 30, 2006, respectively.

(6) Income Taxes

The Company established a $2.1 million and $15.5 million valuation allowance during the fiscal quarter and two fiscal quarters ended September 30, 2006, respectively, associated with its book loss and tax amortization of its indefinite-lived intangibles as the Company does not believe that it is more likely than not that those benefits will be realized. The Company’s deferred tax liabilities related to the amortization of indefinite-lived intangibles are not considered a future source of income to support the realization of deferred tax assets within the carryforward period. As a result, the Company recorded a $0.8 million and $5.7 million provision for income taxes primarily associated with the deferred tax liability related to tax amortization of indefinite-lived intangibles for the fiscal quarter and two fiscal quarters ended September 30, 2006, respectively.

(7) Credit Agreement

On January 30, 2006, the Company entered into a bank credit agreement (as amended, the “2006 Credit Agreement”), replacing its then existing Amended and Restated Credit Agreement dated as of January 23, 2003 (the “2003 Credit Agreement”).

The 2006 Credit Agreement allows for revolving loans, term loans, swingline loans and letters of credit in an aggregate principal amount of up to $510.0 million. The Company’s revolving credit commitment matures in January 2012 but may mature sooner if the Company does not refinance its outstanding 10.25% senior subordinated notes due 2009 (the “2009 Notes”) on or prior to February 1, 2009 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be February 1, 2009) or the Company does not refinance its outstanding 8.875% senior subordinated notes due 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”) on or prior to October 15, 2010 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be October 15, 2010). The 2006 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2006 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying cash dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. The Company has obtained a number of waivers and amendments to the 2006 Credit Agreement since January 30, 2006. As of September 30, 2006, the Company was in compliance with these covenants under the 2006 Credit Agreement. Although there can be no assurances, the Company anticipates that, based on current projections, its operating results for fiscal year 2008 will be sufficient to satisfy the financial covenants under the 2006 Credit Agreement. The indebtedness under the 2006 Credit Agreement is secured by security interests in substantially all of the Company’s assets and the assets of all of its domestic subsidiaries. In addition, the Company’s obligations are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, substantially all of its existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of its subsequently acquired or organized subsidiaries.

Included in the 2006 Credit Agreement is a $60.0 million revolving credit facility and a term loan agreement. At September 30, 2006, under the 2006 Credit Agreement, the Company had $450.0 million of borrowings under the term loan commitments and $28.0 million outstanding under the revolving credit commitment.

As of February 13, 2006, the Company entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “February 2006 Waiver”). The February 2006 Waiver, among other things, provided for the waiver (the “Restatement Waiver”) of certain specified defaults or events of default for specified periods under the 2006 Credit Agreement as a result of the Restatement so long as the Restatement did not result in changes in operating income and Consolidated EBITDA (calculated in accordance with the 2006 Credit Agreement) in excess of certain specified amounts for specified periods. The February 2006 Waiver also provided for (a) an extension of the period for delivery of the Company’s financial statements for the quarter ended December 31, 2005, until June 28, 2006 (at which point the restated financial statements for prior periods were also to be delivered), (b) the waiver (the “Cross Default Waiver”) of any cross default resulting from any failure by the Company to comply with the indentures governing the Notes by failing to timely file its periodic reports with the SEC unless the trustee or the noteholders deliver certain notices to the Company with respect to its failure to comply with its reporting covenants or commence any proceeding with respect to their rights and remedies thereunder, (c) the continued treatment of display rack costs as capital expenditures for purposes of the 2006 Credit Agreement, (d) an increase in the margins applicable to borrowings under the 2006 Credit Agreement during the period that the Restatement was in process, and (e) additional limitations (the “Additional Limitations”) affecting the Company’s ability to repurchase the Notes, make certain restricted payments and to give consideration to noteholders to waive the failure to comply with the reporting covenant under its indentures, in each case during the period that the Restatement was in process. The February 2006 Waiver also provided for an increase in margins applicable to borrowings in the event of a downgrade in the ratings by Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services of the debt under the 2006 Credit Agreement to the extent such downgrade is effective within one month after completion of the Restatement and was expressly attributable to the Restatement.

Pursuant to the February 2006 Waiver, the Company paid amendment fees in cash equal to $1.00 per $1,000 of the outstanding and available credit facilities (totaling $510.0 million) under the 2006 Credit Agreement, for an aggregate payment of $0.5 million.

On June 23, 2006, the Company entered into another Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “June 2006 Waiver”). The June 2006 Waiver, among other things, provided for (i) extensions of the Restatement Waiver (with certain changes to the conditions), the Cross Default Waiver and the Additional Limitations, (ii) an extension of the deadline for delivery of the Company’s financial statements for periods through June 30, 2006, (iii) certain amendments and waivers to the financial covenants under the 2006 Credit Agreement, (iv) the approval of the sale of the assets as described in Note 10, “Restructuring Activities,” and (v) the approval of certain other changes relating to the foregoing items. Pursuant to the June 2006 Waiver, the Company paid amendment fees in cash equal to $2.50 per $1,000 of the outstanding and available credit facilities (totaling $510.0 million) under the 2006 Credit Agreement, for an aggregate payment of $1.3 million.

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

On February 9, 2007, the Company entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “February 2007 Waiver”). The February 2007 Waiver provided, among other things, for an extension of the existing waiver of certain specified defaults or events of default for specified periods under the 2006 Credit Agreement as a result of the Restatement, so long as the Restatement does not result in changes in operating income and Consolidated EBITDA (calculated in accordance with the 2006 Credit Agreement) in excess of certain specified amounts for specified periods as amended pursuant to the February 2007 Waiver. The February 2007 Waiver also provided, among other things for (a) the extension for delivery of the Company’s financial statements for: (i) the fiscal quarter ended December 31, 2005 to March 15, 2007, (ii) the fiscal year ended March 31, 2006 to March 15, 2007, (iii) the fiscal quarter ended June 30, 2006 to April 15, 2007, (iv) the fiscal quarter ended September 30, 2006 to April 15, 2007 and (v) the fiscal quarter ended December 31, 2006 to April 15, 2007 (failure to satisfy the foregoing delivery deadlines does not become an “Event of Default” under the 2006 Credit Agreement unless such failure continues unremedied for 30 days after the Company receives notice of such failure from the administrative agent), (b) the continuing waiver of any cross default resulting from any failure by the Company to comply with the indentures governing the Notes by failing to timely file its periodic reports with the SEC, unless the trustee or the noteholders (i) deliver certain notices to the Company as a result of the Company’s failure to comply with its reporting covenants or (ii) commence any proceeding with respect to their rights and remedies thereunder, (c) an increase in the margins applicable to borrowings under the 2006 Credit Agreement, (d) certain additional reporting requirements for a limited period, (e) certain amendments and waivers to the financial covenants under the 2006 Credit Agreement, (f) the issuance of additional notes to the holders of the Notes under certain circumstances, (g) the continuation of limitations affecting the Company’s ability to (i) repurchase its outstanding senior subordinated notes, (ii) make certain restricted payments and (iii) give consideration to noteholders to waive the failure to comply with the reporting covenant under its indentures, in each case during the period that the Restatement is in process, and (h) a further increase in margins applicable to borrowings in the event of a specified downgrade in the ratings by Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services of the debt under the 2006 Credit Agreement or in the event certain payments are made to the holders of the Notes. Pursuant to the February 2007 Waiver, the Company paid an amendment fee in cash to lenders who approved the February 2007 Waiver equal to $1.25 per $1,000 in principal amount of the outstanding and available credit facilities of such lenders resulting in an aggregate payment of $0.5 million.

On April 16, 2007, the Company entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “April 2007 Waiver”). The April 2007 Waiver provided, among other things, for extensions of the applicable deadlines for delivery of the Company’s financial statements for the following periods: (i) for the fiscal quarter ended June 30, 2006 to May 15, 2007, (ii) for the fiscal quarter ended September 30, 2006 to the earlier of (A) the date that is 30 days following delivery of the financial statements for the fiscal quarter ended June 30, 2006 and (B) June 15, 2007, (iii) for the fiscal quarter ended

December 31, 2006 to the earlier of (A) the date that is 30 days following delivery of the financial statements for the fiscal quarter ended September 30, 2006 and (B) July 15, 2007, (iv) for the fiscal year ended March 31, 2007 to August 31, 2007 and (v) for the fiscal quarter ending June 30, 2007 to the earlier of (A) the date that is 30 days following delivery of the financial statements for the fiscal year ended March 31, 2007 and (B) September 30, 2007. The April 2007 Waiver also amended a provision of the 2006 Credit Agreement which restricts the giving of any consideration to or for the benefit of any holder of Notes for any amendment, modification or waiver relating to a financial reporting violation, among other things, to reduce the requirement that the Company maintain a minimum amount of liquidity such that the provision now requires that the Company’s cash and cash equivalents and unused availability under the 2006 Credit Agreement are at least $25.0 million. Pursuant to the April 2007 Waiver, the Company paid an amendment fee in cash to lenders who approved the April 2007 Waiver equal to $0.50 per $1,000 in principal amount of the outstanding and available credit facilities of such lenders resulting in an aggregate payment of $0.3 million.

(8) Senior Subordinated Indebtedness

On June 26, 2006, the Company entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “June 2006 Subordinated Debt Consent Agreements”). Pursuant to the June 2006 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes provided their consents to specified amendments to the related Indentures. Pursuant to the June 2006 Subordinated Debt Consent Agreements, the Company paid in cash $2.50 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $1.4 million. In addition, pursuant to the requirements of the June 2006 Subordinated Debt Consent Agreements, the Company entered into (i) a Fourth Supplemental Indenture, dated as of June 26, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Second Supplemental Indenture, dated as of June 26, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “June 2006 Supplemental Indentures”). The principal purpose of the June 2006 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its quarterly report on Form 10-Q for the quarter ended December 31, 2005 (the “Third Quarter 2006 Form 10-Q”) to August 15, 2006, (ii) its annual report on Form 10-K for the fiscal year ended March 31, 2006 (the “2006 Form 10-K”) to September 15, 2006 and (iii) the quarterly report on Form 10-Q for the quarter ended June 30, 2006 (the “First Quarter 2007 Form 10-Q”) to September 29, 2006.

On August 18, 2006, the Company entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “August 2006 Subordinated Debt Consent Agreements”). Pursuant to the August 2006 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes provided their consents to specified amendments to the related Indentures. Pursuant to the August 2006 Subordinated Debt Consent Agreements, the Company paid in cash $1.25 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $0.7 million. In addition, pursuant to the requirements of the August 2006 Subordinated Debt Consent Agreements, on August 18, 2006, the Company entered into (i) a Fifth Supplemental Indenture, dated as of August 18, 2006, among the Company, the Note Guarantors names therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Third Supplemental Indenture, dated as of August 18, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “August 2006 Supplemental Indentures”). The principal purpose of the August 2006 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its Third Quarter 2006 Form 10-Q to October 31, 2006, (ii) its 2006 Form 10-K to October 31, 2006, (iii) the First Quarter 2007 Form 10-Q to December 15, 2006 and (iv) the quarterly report on Form 10-Q for the quarter ended September 30, 2006 (the “Second Quarter 2007 Form 10-Q”) to January 31, 2007.

On November 2, 2006, the Company entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “November 2006 Subordinated Debt Consent Agreements”). Pursuant to the November 2006 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes provided their consents to specified amendments to the related Indentures. Pursuant to the November 2006 Subordinated Debt Consent Agreements, the Company paid in cash $2.50 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $1.4 million. In addition, pursuant to the requirements of the November 2006 Subordinated Debt Consent Agreements, on November 2, 2006, the Company entered into (i) a Sixth Supplemental Indenture, dated as of November 2, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Fourth Supplemental Indenture, dated as of November 2, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes

(collectively, the “November 2006 Supplemental Indentures”). The principal purpose of the November 2006 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its Third Quarter 2006 Form 10-Q to January 16, 2007, (ii) its 2006 Form 10-K to January 16, 2007, (iii) its First Quarter 2007 Form 10-Q to February 15, 2007 (iv) its Second Quarter 2007 Form 10-Q to February 15, 2007 and (v) its quarterly report on Form 10-Q for the quarter ended December 31, 2006 (the “Third Quarter 2007 Form 10-Q”) to February 15, 2007. In addition, each of the November 2006 Supplemental Indentures permits the Company, upon notice to the trustee, to extend the filing dates of (x) the Third Quarter 2006 Form 10-Q and the 2006 Form 10-K to February 15, 2007 in return for a cash payment to all holders of Notes equal to $1.25 per $1,000 principal amount and (y) the First Quarter 2007 Form 10-Q, the Second Quarter 2007 Form 10-Q and the Third Quarter 2007 Form 10-Q to March 15, 2007 in return for a cash payment to all holders of Notes equal to $1.25 per $1,000 principal amount.

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

On February 15, 2007, the Company entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “February 2007 Subordinated Debt Consent Agreements”). Pursuant to the February 2007 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes have provided their consents to specified amendments to the related Indentures. Pursuant to the February 2007 Subordinated Debt Consent Agreements, the Company paid in cash $1.25 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $0.7 million. In addition, pursuant to the requirements of the February 2007 Subordinated Debt Consent Agreements, on February 15, 2007, the Company entered into (i) a Seventh Supplemental Indenture, dated as of February 15, 2007, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Fifth Supplemental Indenture, dated as of February 15, 2007, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “February 2007 Supplemental Indentures”). The principal purpose of the February 2007 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its Third Quarter 2006 Form 10-Q to April 16, 2007 and (ii) its 2006 Form 10-K to April 16, 2007. In addition, each of the February 2007 Supplemental Indentures permits the Company, upon notice to the trustee, to extend the filing dates of its First Quarter 2007, Second Quarter 2007 and Third Quarter 2007 Forms 10-Q to May 15, 2007 in return for a cash payment to all holders of Notes equal to $1.25 per $1,000 principal amount. The Company extended the filing dates for these quarterly reports to May 15, 2007.

On May 15, 2007, the Company entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “May 2007 Subordinated Debt Consent Agreements”). Pursuant to the May 2007 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes have provided their consents to specified amendments to the related Indentures. Pursuant to the May 2007 Subordinated Debt Consent Agreements, the Company will pay in cash $1.25 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $0.7 million. In addition, pursuant to the requirements of the May 2007 Subordinated Debt Consent Agreements, on May 15, 2007, the Company entered into (i) an Eighth Supplemental Indenture, dated as of May 15, 2007, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Sixth Supplemental Indenture dated as of May 15, 2007, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “May 2007 Supplemental Indentures”). The principal purpose of the May 2007 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its Second Quarter 2007 10-Q to June 15, 2007, (ii) its Third Quarter 2007 10-Q to July 16, 2007, (iii) its annual report on Form 10-K for the year ended March 31, 2007 (the “2007 10-K”) to August 31, 2007 and (iv) its quarterly report on Form 10-Q for the quarter ended June 30, 2007 (the “First Quarter 2008 10-Q”) to October 1, 2007. In addition, each Supplemental Indenture permits the Company, upon notice to the Trustee, to extend the filing dates of its Second Quarter 2007 10-Q to July 16, 2007, its Third Quarter 2007 10-Q to August 15, 2007, its 2007 10-K to October 1, 2007, and its First Quarter 2008 10-Q to October 31, 2007 in return for a cash payment to all holders of Notes equal to $1.25 per $1,000 principal amount.

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

In connection with the May 2007 Subordinated Debt Consent Agreements, the Company deferred approximately $0.7 million in debt costs and is amortizing that amount over the life of the related debt in accordance with EITF 96-19.

(10) Restructuring Activities

During the fourth quarter of fiscal year 2005, the Company initiated a plan to relocate National Enquirer to New York City. The Company’s relocation plan involved the termination of 34 employees. The Company has completed this restructuring plan. The remaining severance benefits will be paid by the third fiscal quarter ended December 31, 2006.

The following table sets forth the detail and activity in the restructuring expense accrual related to this activity during the two fiscal quarters ended September 30, 2006 (in thousands):

Relocation of National Enquirer	Balances March 31, 2006	2007 Restructuring Expense	2007 Cash Payments	Balances September 30, 2006
Accrued liabilities:
Severance	$138	$—	$(114)	$24

On April 4, 2006, the board of directors of the Company committed to a plan (the “Plan”) to restructure certain of its operations. The Plan was adopted to improve the Company’s profitability and future net cash flows, and includes actions that the Company has taken and intends to take, including: discontinuing the publication of Celebrity Living Weekly, MPH and Shape En Espanol, the relocation of the operations associated with National Enquirer from New York City back to Boca Raton, Florida, centralizing certain operations, and reducing certain other operating, general and administrative expenses. The Company’s relocation plan involved the termination of approximately 50 employees. This activity resulted in a charge of $2.3 million for termination benefits, $0.1 million for costs associated with the relocation of employees, $0.6 million for facility closures and $0.9 million for deferred rack cost write-offs. $2.9 million of these charges was included in selling, general and administrative expense and $1.1 million of these charges was included in loss from discontinued operations in the accompanying Unaudited Condensed Consolidated Statement of Loss for the two fiscal quarters ended September 30, 2006. In addition, these restructuring charges were primarily incurred in the Newspaper Publication and Corporate/Other reporting segments. Through September 30, 2006, the Company has paid termination benefits of $2.0 million, $0.1 million for relocation costs and $0.4 million for costs associated with facility closures. The Company has an accrual at September 30, 2006 of $0.4 million associated with this action which approximates fair value due to the short-term nature of the payments.

The following table sets forth the detail and activity in the restructuring expense accrual related to this activity during the two fiscal quarters ended September 30, 2006 (in thousands):

2007 Restructuring	Balances March 31, 2006	2007 Restructuring Expense	2007 Cash Payments	Asset Write-Offs	Balances September 30, 2006
Accrued liabilities:
Severance	$—	$2,349	$(1,963)	$—	$386
Relocation	—	70	(61)	—	9
Facility Closures	—	642	(396)	(236)	10
Deferred Rack Write-Offs	—	908	—	(908)	—

	$—	$3,969	$(2,420)	$(1,144)	$405

On June 14, 2006, the Company announced that it was implementing a strategy to refocus the Company and devote its full resources to growing its core brands. As part of this strategy, the Company announced that it will explore the sale of its five market leading special interest titles: Muscle & Fitness, Flex, Muscle & Fitness Hers, Country Weekly, and Mira!. These publications collectively represented total revenues and operating income of $40.6 million and $13.2 million, respectively, for the two fiscal quarters ended September 30, 2006. As a result of the Restatement, we have not been able to provide financial statements for these titles, which are necessary in order to proceed with any potential sale transaction.

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

The following table sets forth total operating revenues, pre-tax loss from discontinued operations, provision for income taxes and loss from discontinued operations for the fiscal quarter and two fiscal quarters ended September 30, 2005 and 2006, respectively (in thousands):

	Fiscal Quarter Ended September 30,		Two Fiscal Quarters Ended September 30,
	2005	2006	2005	2006
Total operating revenues	$2,150	$(16)	$3,786	$846

Pre-tax loss from discontinued operations	$(2,570)	$(167)	$(5,274)	$(1,658)
Provision for income taxes	950	—	—	—

Loss from discontinued operations	$(3,520)	$(167)	$(5,274)	$(1,658)

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

Segment Data

The following table presents the results of and assets employed in the Company’s five reporting segments for the fiscal quarter and two fiscal quarters ended September 30, 2005 and 2006, respectively. The information includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany advertising and other services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation. The results of operations exclude the results of our discontinued operations for all periods presented. See Note 11, “Discontinued Operations,” for a discussion regarding discontinued operations.

		Segment (in thousands)								(in thousands)
		Celebrity Publications		Newspaper Publications		Women’s Health and Fitness Publications	Distribution Services		Corporate/ Other	Elimination Entries		Consolidated Total
		(1)		(1)		(1)	(1)		(1)(2)	(1)		(1)
Operating revenues
Quarter ended September	2005	$37,133		$35,595		$20,588	$8,025		$26,801	$(2,429	) (3)	$125,713
	2006	$35,341		$37,424		$20,349	$7,782		$27,671	$(2,383	) (3)	$126,184

Two Quarters ended September	2005	$70,806		$74,122		$41,231	$15,414		$52,894	$(4,823	) (3)	$249,644
	2006	$64,135		$72,036		$41,081	$15,101		$54,827	$(4,594	) (3)	$242,586
Operating income (loss)
Quarter ended September	2005	$11,421		$12,884		$7,652	$1,761		$(15,028)	$—		$18,690
	2006	$8,861		$17,456		$7,207	$2,265		$(13,881)	$—		$21,908

Two Quarters ended September	2005	$20,148		$29,091		$16,036	$3,430		$(33,809)	$—		$34,896
	2006	$9,673		$30,313		$15,181	$3,755		$(32,545)	$—		$26,377
Depreciation and amortization
Quarter ended September	2005	$494		$569		$—	$147		$5,491	$—		$6,701
	2006	$492		$658		$—	$86		$2,614	$—		$3,850

Two Quarters ended September	2005	$1,026		$1,270		$—	$292		$10,971	$—		$13,559
	2006	$984		$1,315		$—	$176		$5,441	$—		$7,916
Amortization of deferred rack costs
Quarter ended September	2005	$1,331		$4,001		$123	$—		$859	$—		$6,314
	2006	$1,312		$1,612		$132	$—		$1,565	$—		$4,621

Two Quarters ended September	2005	$2,603		$5,469		$246	$—		$4,217	$—		$12,535
	2006	$2,327		$3,710		$258	$—		$3,517	$—		$9,812
Total Assets
At March 31, 2006		$323,121	(4)	$437,913	(4)	$99,756	$32,554	(4)	$395,970 (4)	$—		$1,289,314
At September 30, 2006		$321,102		$436,624		$101,244	$23,967		$383,307	$—		$1,266,244

(1)	The quarter and two quarters ended September 30, 2005 have been restated.
(2)	Income tax expense of $1.2 million and $0.8 million, interest expense of $22.2 million and $23.7 million, and amortization of deferred debt costs of $1.8 million and $1.9 million for the quarter ended September 30, 2005 and September 30, 2006, respectively, are included in the Corporate/Other segment. Income tax expense of $0.3 million and $5.7 million, interest expense of $41.0 million and $48.0 million, and amortization of deferred debt costs of $3.4 million and $3.4 million for the two quarters ended September 30, 2005 and September 30, 2006, respectively, are included in the Corporate/Other segment.
(3)	Amount represents revenues from transactions with other operating segments of the Company.
(4)	The Company revised the March 31, 2006 total assets for Celebrity Publications (previously reported as $318.2 million), Newspaper Publications (previously reported as $480.4 million), Distribution Services (previously reported as $23.9 million) and Corporate/Other (previously reported as $367.0 million) to properly present certain cash amounts in the appropriate segments. Consolidated Total Assets at March 31, 2006 were not affected by these revisions.

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

Introduction

The following is a discussion of our financial condition and results of operations for the fiscal quarter and two fiscal quarters ended September 30, 2006, respectively. This discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the Notes thereto. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the Restatement of the Unaudited Condensed Consolidated Financial Statements for the fiscal quarter and two fiscal quarters ended September 30, 2005, respectively, as described in Note 2, “Restatement of Previously Issued Financial Statements,” in the Notes to Unaudited Condensed Consolidated Financial Statements and excludes the results of our discontinued operations for the fiscal quarter and two fiscal quarters ended September 30, 2006 and 2005, respectively. See Note 11, “Discontinued Operations,” in the Notes to Unaudited Condensed Consolidated Financial Statements included herein for a discussion regarding discontinued operations.

Restatement

Pursuant to Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that a material weakness existed in our internal control over financial reporting. As a result of this material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective. It was determined that the material weakness in internal control over financial reporting as of March 31, 2005 related to the fact that we lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements to resolve non-routine or complex accounting matters. This material weakness continued to exist as of September 30, 2006.

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

Executive Summary

We are a leading publisher in the field of celebrity journalism and health & fitness magazines. Our publications include Star, Shape, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Muscle & Fitness Hers, Flex, Looking Good Now, National Enquirer, Globe, Country Weekly, Sun, National Examiner, Weekly World News, Mira!, and other publications. Our magazines comprise approximately 23% of total U.S. and Canadian circulation for audited weekly publications. For the two fiscal quarters ended September 30, 2006, total average newsstand and subscription circulation per issue for all of our publications that are currently published and have a frequency of six or more times per year is approximately 8.4 million copies.

For the two fiscal quarters ended September 30, 2006 and 2005, approximately 58% and 59%, respectively, of our total operating revenues were from circulation. Single copy sales accounted for approximately 84% and 83%, respectively, of such circulation revenues in the two fiscal quarters ended September 30, 2006 and 2005 and the remainder was from subscription sales.

Our advertising revenues are generated by national advertisers, including sports nutrition products, automotive, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, fashion and direct response. For the two fiscal quarters ended September 30, 2006 and 2005, approximately 36% and 35%, respectively, of our total operating revenues was from advertising.

Our primary operating costs and expenses are comprised of editorial, production, distribution, circulation and selling, general and administrative expenses. The largest components of our costs are related to production, which includes printing and paper expenses, and circulation. Circulation costs primarily include the costs associated with subscription fulfillment and subscription postage.

On April 4, 2006, our board of directors committed to a plan (the “Plan”) to restructure certain of our operations. The Plan was adopted to improve our profitability and future net cash flows, and includes: discontinuing the publication of Celebrity Living Weekly, MPH and Shape En Espanol, the relocation of the operations associated with National Enquirer from New York City back to Boca Raton, Florida, centralizing certain operations, and reducing certain other operating, general and administrative expenses. The Company’s relocation plan involved the termination of approximately 50 employees. This activity resulted in a charge of $4.0 million for the two fiscal quarters ended September 30, 2006, which included $2.3 million for termination benefits, $0.1 million for costs associated with the relocation of employees, $0.6 million for facility closures and $0.9 million for deferred rack cost write-offs. The loss from discontinued operations was $1.7 million and $5.3 million, net of taxes, for the two fiscal quarters ended September 30, 2006 and September 30, 2005, respectively.

On June 14, 2006 we announced that we were implementing a strategy to refocus the Company and devote its full resources to growing its core brands. As part of this strategy we announced that we will explore the sale of our five market leading special interest titles – Muscle & Fitness, Flex, Muscle & Fitness Hers, Country Weekly, and Mira!. These publications collectively represented total revenues and operating income of $40.6 million and $13.2 million, respectively, for the two fiscal quarters ended September 30, 2006. As a result of the Restatement, we have not been able to provide financial statements for these titles, which are necessary in order to proceed with any potential sale transaction.

RESULTS OF OPERATIONS

The following table presents our results of operations by segment for the periods indicated.

	For the Fiscal Quarter Ended		For the Two Fiscal Quarters Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Operating Revenue
Celebrity Publications	$37,133	$35,341	$70,806	$64,135
Newspaper Publications	35,595	37,424	74,122	72,036
Women’s Health and Fitness Publications	20,588	20,349	41,231	41,081
Distribution Services	8,025	7,782	15,414	15,101
Corporate/Other	26,801	27,671	52,894	54,827
Intersegment Eliminations	(2,429)	(2,383)	(4,823)	(4,594)

Total Operating Revenue	$125,713	$126,184	$249,644	$242,586

Operating Income (Loss)
Celebrity Publications	$11,421	$8,861	$20,148	$9,673
Newspaper Publications	12,884	17,456	29,091	30,313
Women’s Health and Fitness Publications	7,652	7,207	16,036	15,181
Distribution Services	1,761	2,265	3,430	3,755
Corporate/Other	(15,028)	(13,881)	(33,809)	(32,545)

Total Operating Income	$18,690	$21,908	$34,896	$26,377

Comparison of Fiscal Quarter Ended September 30, 2006 vs. Fiscal Quarter Ended September 30, 2005

Operating Revenue

Total operating revenue was $126.2 million and $125.7 million for the fiscal quarters ended September 30, 2006 and September 30, 2005, respectively, representing an increase in revenue of $0.5 million, or 0.4%. This increase in operating revenue is primarily attributable to a $1.8 million increase in operating revenue relating to our Newspaper Publications and a $0.9 million increase in Corporate/Other. These items were partially offset by a decrease in operating revenue relating to our Celebrity Publications of $1.8 million.

Single copy revenue consists of copies sold primarily to four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Newspaper Publications, Women’s Health and Fitness Publications and Corporate/Other segments. In each of the fiscal quarters ended September 30, 2006 and 2005, two wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 36% and 35%, respectively, of our total operating revenue. We have service agreements with our wholesalers, three of which require at least 120 days prior notice of termination, with terms expiring on December 31, 2007. The fourth wholesaler agreement will terminate on June 30, 2007. Our operating results could be materially adversely affected if one or more of those service agreements were to end or the service were no longer available.

Operating Expense

Total operating expense was $104.3 million and $107.0 million for the fiscal quarters ended September 30, 2006 and September 30, 2005, respectively, representing a decrease of $2.7 million, or 2.6%. This decrease in operating expense is primarily due to a $2.9 million decrease in depreciation and amortization expense primarily due to certain assets becoming fully depreciated and amortized and a $3.3 million combined decrease in editorial, production and distribution, circulation and other cost of sales primarily attributable to lower circulation in certain titles as well as tighter controls on spending levels. These expenses were partially offset by an increase in selling, general and administrative expense of $3.4 million primarily attributable to Restatement related costs.

Interest Expense

Interest expense was $23.7 million and $22.2 million for the fiscal quarters ended September 30, 2006 and September 30, 2005, respectively, representing an increase of $1.5 million, or 6.6%. This increase in interest expense relates to a higher effective weighted-average interest rate during the fiscal quarter ended September 30, 2006 of 8.2% as compared to 6.0% in the prior year’s comparable fiscal quarter.

Discontinued Operations

In order to improve our profitability and future net cash flows, in April 2006, we discontinued the Celebrity Living Weekly, MPH and Shape En Espanol publications in accordance with the provisions of SFAS No. 144. Operating results of these publications have been classified as discontinued operations for all periods presented. These publications were previously included in the Corporate/Other segment. See Note 11, “Discontinued Operations,” in the Notes to Unaudited Condensed Consolidated Financial Statements herein for further discussion.

Income Taxes

We established a $2.1 million valuation allowance during the fiscal quarter ended September 30, 2006 associated with our book loss and tax amortization of our indefinite-lived intangibles as we do not believe that it is more likely than not that those benefits will be realized. Our deferred tax liabilities related to the amortization of indefinite-lived intangibles are not considered a future source of income to support the realization of deferred tax assets within the carryforward period. As a result, we have recorded a $0.8 million provision for income taxes primarily associated with the deferred tax liability related to tax amortization of indefinite-lived intangibles for the fiscal quarter ended September 30, 2006.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $35.3 million for the fiscal quarter ended September 30, 2006, representing a decrease of $1.8 million, or 4.8%, from the prior year’s comparable period. This decrease in revenue was primarily attributable to a decrease in operating revenue for Star of $1.7 million primarily due to a decrease in circulation revenue.

Operating Income

Operating income in the Celebrity Publications segment decreased in the fiscal quarter ended September 30, 2006 by $2.6 million, or 22.4%, to $8.9 million from the prior year’s comparable period. The operating income decrease was primarily attributable to increased Star subscription related costs of $0.4 million and increased Star production related costs of $0.7 million required to maintain the rate base and the above mentioned revenue decrease. These items were partially offset by decreased Star editorial related costs of $0.6 million.

Newspaper Publications Segment

Operating Revenue

Total operating revenue in the Newspaper Publications segment was $37.4 million for the fiscal quarter ended September 30, 2006, representing an increase of $1.8 million, or 5.1%, from the prior year’s comparable period. This increase in revenue is primarily a result of increased circulation and advertising revenue of Globe of $0.9 million and $0.4 million, respectively, and a $1.0 million increase in National Enquirer advertising revenue. These items were partially offset by a $0.5 million decrease in Examiner circulation revenue.

Operating Income

Operating income in the Newspaper Publications segment increased in the fiscal quarter ended September 30, 2006 by $4.6 million, or 35.5%, to $17.5 million from the prior year’s comparable period. This increase in operating income is primarily attributable to the above mentioned revenue increase as well as decreases in editorial, production and transportation, distribution and other cost of sales of $2.8 million for National Enquirer.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $20.3 million for the fiscal quarter ended September 30, 2006, representing a decrease of $0.2 million, or 1.2%, from the prior year’s comparable period.

Operating Income

Operating income in the Women’s Health and Fitness Publications segment decreased by $0.4 million to $7.2 million in the fiscal quarter ended September 30, 2006. This decrease was primarily attributable to increased Shape subscription related costs of $0.2 million and by the above mentioned revenue decrease.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment was $5.4 million, net of eliminations, for the fiscal quarter ended September 30, 2006, representing a decrease of $0.2 million, or 3.5%, from the prior year’s comparable period.

Operating Income

Operating income in the Distribution Services segment increased in the fiscal quarter ended September 30, 2006 by $0.5 million, or 28.6%, to $2.3 million from the prior year’s comparable period. This increase in operating income is primarily attributable to a decrease of $0.7 million in direct costs of the services provided partially offset by the above mentioned revenue decrease.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $27.7 million for the fiscal quarter ended September 30, 2006, representing an increase of $0.9 million, or 3.2%, from the prior year’s comparable period. This increase is attributable to a $0.2 million increase in Flex advertising revenue, a $0.3 million increase in Natural Health advertising revenue and a $0.3 million increase in Muscle & Fitness advertising revenue.

Operating Loss

Operating loss in the Corporate/Other segment decreased in the fiscal quarter ended September 30, 2006 by $1.1 million, or 7.6%, to $13.9 million, from the prior year’s comparable period. This decrease in operating loss is primarily due to a decrease in depreciation and amortization expense of $2.8 million primarily due to certain assets becoming fully depreciated and amortized and by the above mentioned revenue increase, partially offset by a $2.3 million increase in Restatement related expenses included in selling, general and administrative expense.

Comparison of Two Fiscal Quarters Ended September 30, 2006 vs. Two Fiscal Quarters Ended September 30, 2005

Operating Revenue

Total operating revenue was $242.6 million and $249.6 million for the two fiscal quarters ended September 30, 2006 and September 30, 2005, respectively, representing a decrease in revenue of $7.0 million, or 2.8%. This decrease in operating revenue is primarily attributable to a $6.7 million decrease in operating revenue relating to our Celebrity Publications and a decrease in operating revenue relating to our Newspaper Publications of $2.1 million. These items were partially offset by an increase in operating revenues of $1.9 million in Corporate/Other.

Single copy revenue consists of copies sold primarily to four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Newspaper Publications, Women’s Health and Fitness Publications and Corporate/Other segments. In each of the two fiscal quarters ended September 30, 2006 and September 30, 2005, respectively, two wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 36% of our total operating revenue. We have service agreements with our wholesalers, three of which require at least 120 days prior notice of termination, with terms expiring on December 31, 2007. The fourth wholesaler agreement will terminate on June 30, 2007. Our operating results could be materially adversely affected if one or more of those service agreements were to end or the service were no longer available.

Operating Expense

Total operating expense was $216.2 million and $214.7 million for the two fiscal quarters ended September 30, 2006 and September 30, 2005, respectively, representing an increase of $1.5 million, or 0.7%. This increase in operating expense is primarily due to an $11.5 million increase in selling, general and administrative expense primarily attributable to $7.0 million of Restatement related costs and $3.5 million of restructuring charges. These expenses were partially offset by a decrease in depreciation and amortization expense of $5.6 million primarily due to certain assets becoming fully depreciated and amortized and a $4.4 million combined decrease in editorial, production and distribution, circulation and other cost of sales attributable to lower circulation.

Interest Expense

Interest expense was $48.0 million and $41.0 million for the two fiscal quarters ended September 30, 2006 and September 30, 2005, respectively, representing an increase of $7.0 million, or 17.1%. This increase in interest expense relates to a higher effective weighted-average interest rate during the two fiscal quarters ended September 30, 2006 of 8.2% as compared to 6.1% in the prior year’s comparable period as well as a higher average outstanding balance during the two fiscal quarters ended September 30, 2006 as compared to the prior year’s comparable period.

Other Income, Net

Other income, net decreased by $1.2 million from $1.7 million for the two fiscal quarters ended September 30, 2005 to $0.5 million for the two fiscal quarters ended September 30, 2006. During the two fiscal quarters ended September 30, 2005, the Company received $1.6 million in cash from the sale of stock. We had provided advertising to a third party during fiscal year 2001, resulting in a receivable due from such third party, which we previously deemed to be worthless. In fiscal year 2003, we exchanged the receivable associated with that advertising for stock in the third party, which we sold in the fiscal quarter ended June 30, 2005.

Discontinued Operations

In order to improve our profitability and future net cash flows, in April 2006, we discontinued the Celebrity Living Weekly, MPH and Shape En Espanol publications in accordance with the provisions of SFAS No. 144. Operating results of these publications have been classified as discontinued operations for all periods presented. These publications were previously included in the Corporate/Other segment. See Note 11, “Discontinued Operations,” in the Notes to Unaudited Condensed Consolidated Financial Statements herein for further discussion.

Income Taxes

We established a $15.5 million valuation allowance during the two fiscal quarters ended September 30, 2006 associated with our book loss and tax amortization of our indefinite-lived intangibles as we do not believe that it is more likely than not that those benefits will be realized. Our deferred tax liabilities related to the amortization of indefinite-lived intangibles are not considered a future source of income to support the realization of deferred tax assets within the carryforward period. As a result, we have recorded a $5.7 million provision for income taxes primarily associated with the deferred tax liability related to tax amortization of indefinite-lived intangibles for the two fiscal quarters ended September 30, 2006.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $64.1 million for the two fiscal quarters ended September 30, 2006, representing a decrease of $6.7 million, or 9.4%, from the prior year’s comparable period. This decrease in revenue was primarily attributable to a decrease in operating revenue for Star of $5.9 million primarily due to a decrease in circulation revenue.

Operating Income

Operating income in the Celebrity Publications segment decreased in the two fiscal quarters ended September 30, 2006 by $10.5 million, or 52.0%, to $9.7 million from the prior year’s comparable period. The operating income decrease was primarily attributable to increased Star subscription related costs of $2.3 million required to maintain the rate base, increased Star advertising related costs of $1.0 million and the above mentioned revenue decrease.

Newspaper Publications Segment

Operating Revenue

Total operating revenue in the Newspaper Publications segment was $72.0 million for the two fiscal quarters ended September 30, 2006, representing a decrease of $2.1 million, or 2.8%, from the prior year’s comparable period. This decrease in revenue is primarily a result of decreased circulation revenue of National Enquirer of $1.4 million and decreased circulation revenue of National Examiner of $1.1 million from the prior year’s comparable period.

Operating Income

Operating income in the Newspaper Publications segment increased in the two fiscal quarters ended September 30, 2006 by $1.2 million, or 4.2%, to $30.3 million from the prior year’s comparable period. This increase in operating income is primarily attributable to a $1.7 million decline in National Enquirer editorial expenses, a $2.3 million decline in National Enquirer production expenses and a $1.8 million decline in National Enquirer transportation, distribution and other cost of sales as a result of circulation declines. These items were partially offset by the above mentioned revenue decrease, an increase of $1.3 million in restructuring costs and a $0.5 million increase in selling, general and administrative expenses primarily attributable to legal expenses.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $41.1 million and $41.2 million for the two fiscal quarters ended September 30, 2006 and 2005, respectively.

Operating Income

Operating income in the Women’s Health and Fitness Publications segment decreased by $0.9 million to $15.2 million in the two fiscal quarters ended September 30, 2006. This decrease was primarily attributable to increased Shape subscription related costs of $0.6 million.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment was $10.5 million, net of eliminations, for the two fiscal quarters ended September 30, 2006, representing a decrease of $0.1 million, or 0.8%, from the prior year’s comparable period.

Operating Income

Operating income in the Distribution Services segment increased in the two fiscal quarters ended September 30, 2006 by $0.3 million, or 9.5%, to $3.8 million from the prior year’s comparable period. This increase in operating income is primarily attributable to an decrease of $0.8 million in direct costs of the services provided partially offset by a $0.2 million increase in severance charges and the above mentioned revenue decrease.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $54.8 million for the two fiscal quarters ended September 30, 2006, representing an increase of $1.9 million, or 3.7%, from the prior year’s comparable period. This increase is attributable to a $0.5 million increase in Flex advertising revenue, a $0.2 million increase in Looking Good Now circulation revenue, a $0.4 million increase in Muscle & Fitness Hers circulation and advertising revenue, a $0.8 million increase in Muscle & Fitness advertising revenue, a $0.3 million increase in Mira! circulation and a $0.5 million increase in Natural Health advertising revenue. These increases were partially offset by a $1.2 million decrease in Weekly World News circulation revenue.

Operating Loss

Operating loss in the Corporate/Other segment decreased in the two fiscal quarters ended September 30, 2006 by $1.3 million, or 3.7%, to $32.5 million, from the prior year’s comparable period. This decrease in operating loss is attributable to the above mentioned revenue increase as well as a decrease in depreciation and amortization expense of $5.5 million primarily due to certain assets becoming fully depreciated and amortized and a combined decrease in editorial and production related costs of $1.2 million attributable to reduced circulation. These items were partially offset by a $7.0 million increase in Restatement related costs and $0.8 million increase in restructuring related costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and amounts available to be borrowed under our credit agreement dated as of January 30, 2006 (as amended, the “2006 Credit Agreement”).

As of September 30, 2006, we had cash and cash equivalents of $22.5 million, $28.0 million outstanding on the revolving credit facility under the 2006 Credit Agreement, and a working capital deficit of $25.9 million. As of December 31, 2006, we had cash and cash equivalents of $64.8 million and an outstanding balance on the revolving credit facility under the 2006 Credit Agreement of $60.0 million. The decrease in working capital deficit of $12.9 million from $38.8 million at March 31, 2006 to $25.9 million at September 30, 2006, primarily resulted from a $7.0 million decrease in accounts payable, a $10.8 million decrease in accrued expenses and other current liabilities, a $4.1 million decrease in accrued interest, a $2.9 million increase in cash and cash equivalents and a $3.6 million increase in trade receivables. These items were partially offset by a $12.9 million decrease in inventories and a $3.0 million decrease in prepaid expenses and other current assets.

We currently believe that available funds and cash flows generated by operations, if any, will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We believe that available cash at September 30, 2006 should help mitigate future possible cash flow requirements. Our revolving credit commitment matures in January 2012 but may mature sooner if we do not refinance our outstanding 10.25% senior subordinated notes due 2009 (the “2009 Notes”) on or prior to February 1, 2009 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be February 1, 2009) or we do not refinance our outstanding 8.875% senior subordinated notes due 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”) on or prior to October 15, 2010 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be October 15, 2010). To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

At September 30, 2006, our outstanding indebtedness totaled $1.0 billion, of which $478.0 million represented borrowings under the 2006 Credit Agreement and $550.0 million represented our senior subordinated notes.

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable rate debt. On July 28, 2006, we paid $1.6 million in connection with the interim settlement of our swap agreement. At each reset date we either received or paid money based on the current interest rates as of that date. The final settlement date was January 15, 2007, which coincided with the swap agreement termination date. On January 24, 2007, we paid $1.6 million in connection with the final settlement of this swap agreement. The change in the fair value of the swap has been recognized as a net addition (reduction) to interest expense of $1.4 million and $0.1 million for the fiscal quarter and two fiscal quarters ended September 30, 2005, respectively, and ($0.3) million and $0.3 million for the fiscal quarter and the two fiscal quarters ended September 30, 2006, respectively.

Cash Flows

Net cash used in operating activities was $19.5 million for the two fiscal quarters ended September 30, 2006, as compared to $9.8 million for the two fiscal quarters ended September 30, 2005. During the two fiscal quarters ended September 30, 2006, net cash used in operating activities was primarily attributable to a $31.8 million net loss, a $10.8 million decrease in accrued expenses and other current liabilities, a $7.0 million decrease in accounts payable, a $4.1 million decease in accrued interest and a $5.1 million increase in trade receivables. These items were partially offset by a $12.9 million decrease in inventories, $18.2 million of non-cash expenses (excluding amortization and write-off of deferred rack costs) and a net decrease in deferred rack costs of $7.5 million. During the two fiscal quarters ended September 30, 2005, net cash used in operating activities was primarily attributable to $13.4 million net loss, a

$9.9 million decrease in accounts payable, a $10.0 million increase in trade receivables and a $3.2 million increase in inventories. These items were partially offset by $19.6 million of non-cash expenses, a $5.0 million increase in accrued expenses and other current liabilities and a $3.3 million increase in deferred revenues.

Net cash used in investing activities was $1.8 million for the two fiscal quarters ended September 30, 2006 as compared to $1.4 million for the two fiscal quarters ended September 30, 2005. Net cash used in investing activities for the two fiscal quarters ended September 30, 2006 were primarily attributable to $1.7 million for purchases of property and equipment and $0.3 million related to the investment in Mr. Olympia, LLC partially offset by $0.2 million related to proceeds from the sale of fixed assets. Net cash used in investing activities in the two fiscal quarters ended September 30, 2005 were primarily attributable to $2.5 million for purchases of property and equipment and $0.6 million related to the investment in Mr. Olympia, LLC. These items were partially offset by the $1.6 million of proceeds related to the sale of an investment.

Net cash provided by financing activities was $24.0 million for the two fiscal quarters ended September 30, 2006, as compared to

$10.9 million for the two fiscal quarters ended September 30, 2005. Net cash provided by financing activities for the two fiscal quarters ended September 30, 2006 primarily consisted of proceeds of $68.0 million from the revolving credit facility partially offset by repayments of $40.0 million on the revolving credit facility and payments of $4.0 million related to deferred debt costs. Net cash provided by financing activities for the two fiscal quarters ended September 30, 2005 primarily consisted of proceeds of $80.5 million from the revolving credit facility partially offset by repayments of $68.4 million on the term loan and revolving credit facility and payments of $1.2 million related to deferred debt costs.

Credit Agreement and Subordinated Indebtedness

On January 30, 2006, we entered into the 2006 Credit Agreement, replacing the then existing Amended and Restated Credit Agreement dated as of January 23, 2003 (the “2003 Credit Agreement”).

The 2006 Credit Agreement allows for revolving loans, term loans, swingline loans and letters of credit in an aggregate principal amount of up to $510.0 million. The 2006 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2006 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying cash dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. The Company has obtained a number of waivers and amendments to the 2006 Credit Agreement since January 30, 2006. As of September 30, 2006, the Company was in compliance with these covenants under the 2006 Credit Agreement. Although there can be no assurances, the Company anticipates that, based on current projections, its operating results for fiscal year 2008 will be sufficient to satisfy the financial covenants under the 2006 Credit Agreement. The indebtedness under the 2006 Credit Agreement is secured by security interests in substantially all of the Company’s assets and the assets of all of its domestic subsidiaries. In addition, the Company’s obligations are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, substantially all of its existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of its subsequently acquired or organized subsidiaries.

As of February 13, 2006, the Company entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “February 2006 Waiver”). The February 2006 Waiver, among other things, provided for the waiver (the “Restatement Waiver”) of certain specified defaults or events of default for specified periods under the 2006 Credit Agreement as a result of the Restatement so long as the Restatement did not result in changes in operating income and Consolidated EBITDA (calculated in accordance with the 2006 Credit Agreement) in excess of certain specified amounts for specified periods. The February 2006 Waiver also provided for (a) an extension of the period for delivery of the Company’s financial statements for the quarter ended December 31, 2005, until June 28, 2006 (at which point the restated financial statements for prior periods were also to be delivered), (b) the waiver (the “Cross Default Waiver”) of any cross default resulting from any failure by the Company to comply with the indentures governing the Notes by failing to timely file its periodic reports with the SEC unless the trustee or the noteholders deliver certain notices to the Company with respect to its failure to comply with its reporting covenants or commence any proceeding with respect to their rights and remedies thereunder, (c) the continued treatment of display rack costs as capital expenditures for purposes of the 2006 Credit Agreement, (d) an increase in the margins applicable to borrowings under the 2006 Credit Agreement during the period that the Restatement was in process, and (e) additional limitations (the “Additional Limitations”) affecting the Company’s ability to repurchase the Notes, make certain restricted payments and to give consideration to noteholders to waive the failure to comply with the reporting covenant under its indentures, in each case during the period that the Restatement was in process. The February 2006 Waiver also provided for an increase in margins applicable to borrowings in the event of a downgrade in the ratings by Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services of the debt under the 2006 Credit Agreement to the extent such downgrade is effective within one month after completion of the Restatement and was expressly attributable to the Restatement. Pursuant to the February 2006 Waiver, the Company paid amendment fees in cash equal to $1.00 per $1,000 of the outstanding and available credit facilities (totaling $510.0 million) under the 2006 Credit Agreement, for an aggregate payment of $0.5 million.

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

On June 26, 2006, we entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “June 2006 Subordinated Debt Consent Agreements”). Pursuant to the June 2006 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes provided their consents to specified amendments to the related Indentures. Pursuant to the June 2006 Subordinated Debt Consent Agreements, the Company paid in cash $2.50 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $1.4 million. In addition, pursuant to the requirements of the June 2006 Subordinated Debt Consent Agreements, the Company entered into (i) a Fourth Supplemental Indenture, dated as of June 26, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Second Supplemental Indenture, dated as of June 26, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “June 2006 Supplemental Indentures”). The principal purpose of the June 2006 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its quarterly report on Form 10-Q for the quarter ended December 31, 2005 to August 15, 2006, (ii) its annual report on Form 10-K for the fiscal year ended March 31, 2006 to September 15, 2006 and (iii) the quarterly report on Form 10-Q for the quarter ended June 30, 2006 to September 29, 2006.

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

On August 18, 2006, we entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “August 2006 Subordinated Debt Consent Agreements”). Pursuant to the August 2006 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes provided their consents to specified amendments to the related Indentures. Pursuant to the August 2006 Subordinated Debt Consent Agreements, the Company paid in cash $1.25 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $0.7 million. In addition, pursuant to the requirements of the August 2006 Subordinated Debt Consent Agreements, on August 18, 2006, the Company entered into (i) a Fifth Supplemental Indenture, dated as of August 18, 2006, among the Company, the Note Guarantors names therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Third Supplemental Indenture, dated as of August 18, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “August 2006 Supplemental Indentures”). The principal purpose of the August 2006 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its quarterly report on Form 10-Q for the quarter ended December 31, 2005 (the “Third Quarter 2006 Form 10-Q”) to October 31, 2006, (ii) its annual report on Form 10-K for the fiscal year ended March 31, 2006 (the “2006 Form 10-K”) to October 31, 2006, (iii) its quarterly report on Form 10-Q for the quarter ended June 30, 2006 (the “First Quarter 2007 Form 10-Q”) to December 15, 2006 and (iv) its quarterly report on Form 10-Q for the quarter ended September 30, 2006 (the “Second Quarter 2007 Form 10-Q”) to January 31, 2007.

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

On November 2, 2006, we entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “November 2006 Subordinated Debt Consent Agreements”). Pursuant to the November 2006 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes provided their consents to specified amendments to the related Indentures. Pursuant to the November 2006 Subordinated Debt Consent Agreements, the Company paid in cash $2.50 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $1.4 million. In addition, pursuant to the requirements of the November 2006 Subordinated Debt Consent Agreements, on November 2, 2006, the Company entered into (i) a

Sixth Supplemental Indenture, dated as of November 2, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Fourth Supplemental Indenture, dated as of November 2, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “November 2006 Supplemental Indentures”). The principal purpose of the November 2006 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its Third Quarter 2006 Form 10-Q to January 16, 2007, (ii) its 2006 Form 10-K to January 16, 2007, (iii) its First Quarter 2007 Form 10-Q to February 15, 2007, (iv) its Second Quarter 2007 Form 10-Q to February 15, 2007 and (v) its quarterly report on Form 10-Q for he quarter ended December 31, 2006 (the “Third Quarter 2007 Form 10-Q”) to February 15, 2007. In addition, each of the November 2006 Supplemental Indentures permits the Company, upon notice to the trustee, to extend the filing dates of (x) the Third Quarter 2006 Form 10-Q and the 2006 Form 10-K to February 15, 2007 in return for a cash payment to all holders of Notes equal to $1.25 per $1,000 principal amount and (y) the First Quarter 2007 Form 10-Q, the Second Quarter 2007 Form 10-Q and the Third Quarter 2007 Form 10-Q to March 15, 2007 in return for a cash payment to all holders of Notes equal to $1.25 per $1,000 principal amount.

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

On February 9, 2007, we entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “February 2007 Waiver”). The February 2007 Waiver provided, among other things, for an extension of the existing waiver of certain specified defaults or events of default for specified periods under the 2006 Credit Agreement as a result of the Restatement, so long as the Restatement does not result in changes in operating income and Consolidated EBITDA (calculated in accordance with the 2006 Credit Agreement) in excess of certain specified amounts for specified periods as amended pursuant to the February 2007 Waiver. The February 2007 Waiver also provided, among other things for (a) the extension for delivery of the Company’s financial statements for: (i) the fiscal quarter ended December 31, 2005 to March 15, 2007, (ii) the fiscal year ended March 31, 2006 to March 15, 2007, (iii) the fiscal quarter ended June 30, 2006 to April 15, 2007, (iv) the fiscal quarter ended September 30, 2006 to April 15, 2007 and (v) the fiscal quarter ended December 31, 2006 to April 15, 2007 (failure to satisfy the foregoing delivery deadlines does not become an “Event of Default” under the 2006 Credit Agreement unless such failure continues unremedied for 30 days after the Company receives notice of such failure from the administrative agent), (b) the continuing waiver of any cross default resulting from any failure by the Company to comply with the indentures governing the Notes by failing to timely file its periodic reports with the SEC, unless the trustee or the noteholders (i) deliver certain notices to the Company as a result of the Company’s failure to comply with its reporting covenants or (ii) commence any proceeding with respect to their rights and remedies thereunder, (c) an increase in the margins applicable to borrowings under the 2006 Credit Agreement, (d) certain additional reporting requirements for a limited period, (e) certain amendments and waivers to the financial covenants under the 2006 Credit Agreement, (f) the issuance of additional notes to the holders of the Notes under certain circumstances, (g) the continuation of limitations affecting the Company’s ability to (i) repurchase its outstanding senior subordinated notes, (ii) make certain restricted payments and (iii) give consideration to noteholders to waive the failure to comply with the reporting covenant under its indentures, in each case during the period that the Restatement is in process, and (h) a further increase in margins applicable to borrowings in the event of a specified downgrade in the ratings by Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services of the debt under the 2006 Credit Agreement or in the event certain payments are made to the holders of the Notes. Pursuant to the February 2007 Waiver, we paid an amendment fee in cash to lenders who approved the February 2007 Waiver equal to $1.25 per $1,000 in principal amount of the outstanding and available credit facilities of such lenders resulting in an aggregate payment of $0.5 million.

On February 15, 2007, we entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “February 2007 Subordinated Debt Consent Agreements”). Pursuant to the February 2007 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes have provided their consents to specified amendments to the related Indentures. Pursuant to the February 2007 Subordinated Debt Consent Agreements, we paid in cash $1.25 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $0.7 million. In addition, pursuant to the requirements of the February 2007 Subordinated Debt Consent Agreements, on February 15, 2007, we entered into (i) a Seventh Supplemental Indenture, dated as of February 15, 2007, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Fifth Supplemental Indenture, dated as of February 15, 2007, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “February 2007 Supplemental Indentures”). The principal purpose of the February 2007 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its Third Quarter 2006 Form 10-Q to April 16, 2007 and (ii) its 2006 Form 10-K to April 16, 2007. In addition, each of the February 2007 Supplemental Indentures permits the Company, upon notice to the trustee, to extend the filing dates of its First Quarter 2007 Form 10-Q, Second Quarter 2007 Form 10-Q and Third Quarter 2007 Form 10-Q, respectively, from March 15, 2007 to May 15, 2007 in return for a cash payment to all holders of Notes equal to $1.25 per $1,000 principal amount. We extended the filing dates for these three quarterly reports to May 15, 2007.

On April 16, 2007, we entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “April 2007 Waiver”). The April 2007 Waiver provided, among other things, for extensions of the applicable deadlines for delivery of our financial statements for the following periods: (i) for the fiscal quarter ended June 30, 2006 to May 15, 2007, (ii) for the fiscal quarter ended September 30, 2006 to the earlier of (A) the date that is 30 days following delivery of the financial statements for the fiscal quarter ended June 30, 2006 and (B) June 15, 2007, (iii) for the fiscal quarter ended December 31, 2006 to the earlier of (A) the date that is 30 days following delivery of the financial statements for the fiscal quarter ended September 30, 2006 and (B) July 15, 2007, (iv) for the fiscal year ended March 31, 2007 to August 31, 2007, and (v) for the fiscal quarter ending June 30, 2007 to the earlier of (A) the date that is 30 days following delivery of the financial statements for the fiscal year ended March 31, 2007 and (B) September 30, 2007. The April 2007 Waiver also amended a provision of the 2006 Credit Agreement which restricts the giving of any consideration to or for the benefit of any holder of Notes for any amendment, modification or waiver relating to a financial reporting violation, among other things, to reduce the requirement that the Company maintain a minimum amount of liquidity such that the provision now requires that the Company’s cash and cash equivalents and unused availability under the 2006 Credit Agreement are at least $25.0 million. Pursuant to the April 2007 Waiver, we paid an amendment fee in cash to lenders who approved the April 2007 Waiver equal to $0.50 per $1,000 in principal amount of the outstanding and available credit facilities of such lenders, resulting in an aggregate payment of $0.3 million.

On May 15, 2007, we entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “May 2007 Subordinated Debt Consent Agreements”). Pursuant to the May 2007 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes have provided their consents to specified amendments to the related Indentures. Pursuant to the May 2007 Subordinated Debt Consent Agreements, we will pay in cash $1.25 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $0.7 million. In addition, pursuant to the requirements of the May 2007 Subordinated Debt Consent Agreements, on May 15, 2007, the Company entered into (i) an Eighth Supplemental Indenture, dated as of May 15, 2007, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Sixth Supplemental Indenture dated as of May 15, 2007, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “May 2007 Supplemental Indentures”). The principal purpose of the May 2007 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its Second Quarter 2007 10-Q to June 15, 2007, (ii) its Third Quarter 2007 10-Q to July 16, 2007, (iii) its annual report on Form 10-K for the year ended March 31, 2007 (the “2007 10-K”) to August 31, 2007 and (iv) its quarterly report on Form 10-Q for the quarter ended June 30, 2007 (the “First Quarter 2008 10-Q”) to October 1, 2007. In addition, each Supplemental Indenture permits the Company, upon notice to the Trustee, to extend the filing dates of its Second Quarter 2007 10-Q to July 16, 2007, its Third Quarter 2007 10-Q to August 15, 2007, its 2007 10-K to October 1, 2007, and its First Quarter 2008 10-Q to October 31, 2007 in return for a cash payment to all holders of Notes equal to $1.25 per $1,000 principal amount.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. We are currently evaluating the impact of adopting SFAS No. 159 on our financial statements, which is effective beginning in fiscal year 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the fiscal quarter ended September 30, 2006, there were no significant changes related to the Company’s market risk exposure since March 31, 2006.

Item 4.	Controls and Procedures

Pursuant to Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that a material weakness existed in our internal control over financial reporting. As a result of this material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective. It was determined that the material weakness in internal control over financial reporting as of March 31, 2005 related to the fact that we lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements to resolve non-routine or complex accounting matters. This material weakness continued to exist as of September 30, 2006.

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

Based on further evaluations performed by management with assistance from its consultants, and based on information obtained in connection with the audit committee’s inquiry, management identified additional deficiencies related to the internal control system, including deficiencies in the controls related to the Company’s monthly financial close and financial reporting processes and accounting systems. Specifically, the deficiencies resulted from the absence of the following controls: (i) oversight of accounting and financial reporting personnel; (ii) certain key reconciliation controls; (iii) controls over the appropriate application of generally accepted accounting principles, including accounting for income taxes; (iv) review procedures; (v) controls over the ability of financial management to override financial reporting and accounting systems; (vi) controls over information technology system development, program changes, system access and end-user computing; and (vii) an effective control environment. Management evaluated the impact of the deficiencies and has concluded that each of the control deficiencies described above represents a material weakness as of September 30, 2006.

Based on the inquiry commenced by the audit committee and on recommendations made by the audit committee and its advisors, the Company’s board of directors and its senior management implemented a number of remedial actions, including the hiring of a new chief accounting officer and other members of its financial reporting staff, as well as a new executive vice president of consumer marketing responsible for subscription circulation data and processes. Other remedial actions are also being implemented. The Company also continues to take steps to enhance its financial close process and financial reporting system. Although such efforts are well underway, these enhancements will not be considered effective until the remedial process is implemented in full and operational for a period of time, and our principal executive officer and principal financial officer conclude that our disclosure controls and procedures are operating effectively. As of September 30, 2006, therefore, our disclosure controls and procedures continued to be ineffective.

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

There have been no material changes to the Company’s risk factors, as previously disclosed in the Company’s March 31, 2006 10-K in response to Item 1A thereof, during the fiscal quarter ended September 30, 2006.

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

AMERICAN MEDIA OPERATIONS, INC.
Registrant

Date: May 24, 2007	/s/ DAVID J. PECKER
David J. Pecker
Chief Executive Officer (principal executive officer)

Date: May 24, 2007	/s/ JOHN F. CRAVEN
John F. Craven
Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.