Form 10-Q
period 2006-12-31
AMERICAN MEDIA OPERATIONS INC
filed 2007-07-03
CIK 853927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

As of June 30, 2007, there were 7,507.6 shares of common stock outstanding.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

December 31, 2006

Page(s)
CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2006 and as of December 31, 2006	4

Unaudited Condensed Consolidated Statements of Loss for the Fiscal Quarter and Three Fiscal Quarters Ended December 31, 2005 and December 31, 2006	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Fiscal Quarters Ended December 31, 2005 and December 31, 2006	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 6. Exhibits	28

Signatures	29

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS

THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER

FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q) to the “Company” or “us,” “we” or “our” are to American Media Operations, Inc. and its subsidiaries. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this Form 10-Q are advised that this Form 10-Q contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, capital expenditures, capital structure and other financial items, (ii) statements regarding our plans and objectives, including planned introductions of new publications or other products, or estimates or predictions of actions by customers, advertisers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our business.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2006	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,591	$64,779
Trade receivables, net of allowance for doubtful accounts of $9,211 and $5,805, respectively	50,373	42,081
Inventories	36,619	25,073
Prepaid expenses and other current assets	18,203	16,724

Total current assets	124,786	148,657

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	2,544	1,720
Furniture, fixtures and equipment	39,308	41,307
Less – accumulated depreciation and amortization	(31,262)	(35,262)

Total property and equipment, net	10,590	7,765

OTHER ASSETS:
Deferred debt costs, net	21,678	22,421
Deferred rack costs, net	20,943	11,966
Other long-term assets	2,987	3,206

Total other assets	45,608	37,593

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	623,617	387,463
Other identified intangibles, net of accumulated amortization of $134,756 and $141,511, respectively	484,713	401,544

Total goodwill and other identified intangible assets	1,108,330	789,007

TOTAL ASSETS	$1,289,314	$983,022

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$32,044	$38,288
Accrued expenses and other current liabilities	62,175	58,755
Accrued interest	25,656	25,082
Deferred revenues	43,691	45,304

Total current liabilities	163,566	167,429

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	450,000	510,000
Senior subordinated notes, including bond premium	550,321	550,243
Deferred income taxes	116,103	84,504

Total liabilities	1,279,990	1,312,176

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDER’S EQUITY (DEFICIT):
Common stock, $.20 par value; 10,000 shares authorized; 7,508 shares issued and outstanding	2	2
Additional paid-in capital	281,671	281,671
Accumulated deficit	(272,460)	(611,162)
Accumulated other comprehensive income	111	335

Total stockholder’s equity (deficit)	9,324	(329,154)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$1,289,314	$983,022

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in thousands)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006
OPERATING REVENUES:
Circulation	$69,582	$63,037	$217,272	$204,311
Advertising	37,085	33,802	124,034	120,113
Other	10,242	11,199	25,247	26,200

Total operating revenues	116,909	108,038	366,553	350,624

OPERATING EXPENSES:
Editorial	14,773	14,289	45,452	42,481
Production	38,531	37,310	117,629	114,789
Distribution, circulation and other cost of sales	24,946	24,099	70,642	69,469
Selling, general and administrative	23,950	25,771	69,666	83,023
Depreciation and amortization	5,245	3,729	18,804	11,645
Provision for impairment of intangible assets and goodwill	—	312,568	—	312,568

Total operating expenses	107,445	417,766	322,193	633,975

OPERATING INCOME (LOSS)	9,464	(309,728)	44,360	(283,351)
OTHER INCOME (EXPENSE):
Interest expense	(21,760)	(25,024)	(62,753)	(73,030)
Amortization of deferred debt costs	(1,787)	(2,179)	(5,220)	(5,576)
Other income (loss), net	(323)	353	1,368	880

Total other expense	(23,870)	(26,850)	(66,605)	(77,726)

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND LOSS FROM DISCONTINUED OPERATIONS	(14,406)	(336,578)	(22,245)	(361,077)
PROVISION (BENEFIT) FOR INCOME TAXES	2,515	(29,687)	2,843	(24,033)

LOSS FROM CONTINUING OPERATIONS	(16,921)	(306,891)	(25,088)	(337,044)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(3,664)	—	(8,938)	(1,658)

NET LOSS	$(20,585)	$(306,891)	$(34,026)	$(338,702)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Fiscal Quarters Ended
	December 31, 2005	December 31, 2006
Cash Flows from Operating Activities:
Net loss	$(34,026)	$(338,702)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	9,084	4,890
Amortization of identified intangibles	9,720	6,755
Provision for impairment of intangible assets and goodwill	—	312,568
Provision for bad debts	5,506	2,110
Amortization of deferred debt costs	5,220	5,576
Amortization of deferred rack costs	14,635	14,511
Write-off of deferred racks and property and equipment	—	1,144
Gain on sale of investment	(1,607)	—
Provision for excess and obsolete inventory	412	—
Deferred income tax provision	4,660	(24,989)
Other	(49)	(230)
Decrease (increase) in operating assets:
Trade receivables	(1,096)	6,182
Inventories	2,697	11,546
Prepaid expenses and other current assets	1,736	(370)
Deferred rack costs	(16,197)	(6,442)
Other long-term assets	(48)	(219)
Increase (decrease) in operating liabilities:
Accounts payable	3,095	6,244
Accrued expenses and other current liabilities	12,643	(7,728)
Accrued interest	(4,790)	(574)
Deferred revenues	(2,722)	1,613

Total adjustments	42,899	332,587

Net cash provided by (used in) operating activities	8,873	(6,115)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,812)	(2,337)
Investment in Mr. Olympia, LLC	(600)	(300)
Proceeds from sale of investment	1,607	—
Proceeds received on long-term note receivable	—	162
Proceeds from sale of fixed assets	25	198

Net cash used in investing activities	(2,780)	(2,277)

Cash Flows from Financing Activities:
Term loan and revolving credit facility principal repayments	(104,878)	(40,000)
Proceeds from revolving credit facility borrowings	100,500	100,000
Return of equity investment	(30)	—
Payment of deferred debt costs	(1,212)	(6,625)

Net cash (used in) provided by financing activities	(5,620)	53,375

Effect of exchange rate changes on cash	(10)	205

Net Increase in Cash and Cash Equivalents	463	45,188
Cash and Cash Equivalents, Beginning of Period	3,994	19,591

Cash and Cash Equivalents, End of Period	$4,457	$64,779

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2006 included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (the “March 31, 2006 10-K”), including the summary of significant accounting policies set forth in Note 1 thereof. The Unaudited Condensed Consolidated Statements of Loss for the fiscal quarter and three fiscal quarters ended December 31, 2006 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

(2) Goodwill and Other Identified Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company’s independent valuation firm has completed its annual impairment test for both the Company’s tradenames and goodwill and the Company is in the process of reviewing the second step of the goodwill impairment test. SFAS No. 142 provides a two-step impairment test for goodwill. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

As a result of the Company’s impairment testing under SFAS No. 142 and SFAS No. 144, non-cash impairment charges for the fiscal quarter and three fiscal quarters ended December 31, 2006 by reportable segment are as follows (in thousands):

	Newspaper Publications	Celebrity Publications	Corporate/ Other	Total
Tradenames	$—	$66,771	$8,963	$75,734
Goodwill (1)	97,579	61,278	77,297	236,154
Other Identified Intangibles	—	—	680	680

Provision for impairment of intangible assets and goodwill	$97,579	$128,049	$86,940	$312,568

(1)	Amounts represent estimated non-cash impairment charges as these charges are probable and can be reasonably estimated. The Company will increase or decrease the amount of these charges, as necessary, based upon the completion of its review of the impairment test in the fourth fiscal quarter of 2007 prior to filing the Company’s fiscal year 2007 Form 10-K.

The Company recorded the non-cash impairment charges described above in the third fiscal quarter ended December 31, 2006 which were as a result of the continued decline in the Company’s profitability during that quarter. The impairment charges were primarily the result of a change in management’s expectations of long-term cash flows resulting from declining profitability in fiscal year 2007.

Impairment Charge Assumptions

The estimate of fair value of the Company’s tradename and goodwill reporting units was based on the Company’s projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The valuation employed a combination of present value techniques to measure fair value and considered market factors. The key assumptions used to determine the fair value of the Company’s tradename and goodwill reporting units during the fiscal year 2007 impairment test were:

a)	expected cash flow periods of five years;

b)	terminal values based upon terminal growth rates ranging from 0% to 5.0%;

c)	implied multiples ranging from 2.0 to 9.8 used in the business enterprise value income and market approaches; and

d)	discount rates ranging from 11.0% to 13.0% which were based on the Company’s best estimate of the weighted-average cost of capital adjusted for risks associated with the reporting units.

Management believes the rates used are consistent with the risks inherent in the Company’s current business model and with industry discount rates. Changes in management’s judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in a change in the impairment of tradenames and goodwill. A variance in the assumptions used could have had a significant impact on the amount of tradename and goodwill impairment charges recorded. For example:

a)	a 1% change in the discount rate would have caused an increase or decrease in the tradename impairment charges by approximately $8.3 million;

b)	a 1% change in the discount rate would have changed the estimated fair value of the Company’s reporting units and may have caused other reporting units to incur tradename impairment charges;

c)	a 5% decrease in the enterprise value may have caused goodwill impairment of one other publication; and

d)	a 5% increase in the enterprise value would have reversed the $97.6 million impairment for the Newspaper Publications segment. In addition, a 5% increase in the enterprise value may have reduced the goodwill impairment in the other reportable segments by $26.1 million.

Changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Newspaper Publications	Celebrity Publications	Women’s Health and Fitness Publications	Corporate/ Other	Total
Balance as of March 31, 2006	$241,570	$179,937	$83,649	$118,461	$623,617
Impairment charges in third fiscal quarter of 2007	(97,579)	(61,278)	—	(77,297)	(236,154)

Balance as of December 31, 2006	$143,991	$118,659	$83,649	$41,164	$387,463

(3) Comprehensive Loss

The change in the components of other comprehensive loss is comprised of foreign currency translation adjustments and is reported as follows (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006
Net loss	$(20,585)	$(306,891)	$(34,026)	$(338,702)
Foreign currency translation adjustments net of tax	682	115	54	224

Comprehensive loss	$(19,903)	$(306,776)	$(33,972)	$(338,478)

(4) Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. Inventories are comprised of the following (in thousands):

	March 31, 2006	December 31, 2006
Raw materials – paper	$28,620	$18,462
Finished product — paper, production and distribution costs of future issues	7,999	6,611

Total inventory	$36,619	$25,073

(5) Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

	March 31, 2006				December 31, 2006
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Term loan	$450,000		$450,000		$450,000		$450,000
Revolving credit facility	—		—		60,000		60,000
Subordinated indebtedness	550,000	(a)	491,250	(a)	550,000	(a)	524,375	(a)
Interest rate swap liability	2,742		2,742		1,534		1,534

(a)	Amount does not include bond premium.

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

Effective August 20, 2003, the Company entered into an interest rate swap agreement, which effectively converted a portion of the Company’s fixed-rate debt to variable rate debt. On July 28, 2006, the Company paid $1.6 million in connection with the interim settlement of the Company’s swap agreement. At each reset date the Company either received or paid money based on the current interest rates as of that date. The final settlement date was January 15, 2007, which coincided with the swap agreement termination date. On January 24, 2007, the Company paid $1.6 million in connection with the final settlement of this swap agreement. The change in the fair value of the swap has been recognized as a net addition to interest expense of $0.6 million and $0.7 million for the fiscal quarter and three fiscal quarters ended December 31, 2005, respectively, and $0.1 million and $0.4 million for the fiscal quarter and three fiscal quarters ended December 31, 2006, respectively.

(6) Income Taxes

The Company recorded a benefit for income taxes of $29.7 million and $24.0 million for the fiscal quarter and three fiscal quarters ended December 31, 2006, respectively, comprised of the following (in thousands):

	Fiscal quarter ended December 31, 2006	Three fiscal quarters ended December 31, 2006
Deferred income tax benefit on post-impairment book loss and tax amortization of indefinite-lived intangibles	$62,408	$72,235
Valuation allowance on deferred tax assets	32,721	48,202

Benefit for income taxes	$29,687	$24,033

The Company established a $32.7 million and $48.2 million valuation allowance during the fiscal quarter and three fiscal quarters ended December 31, 2006, respectively, as the Company does not believe it is more likely than not that the related deferred tax assets will be realized. The valuation allowance established during the fiscal quarter and three fiscal quarters ended December 31, 2006 reduces the following net deferred tax assets (in thousands):

	Fiscal quarter ended December 31, 2006	Three fiscal quarters ended December 31, 2006
Net deferred tax assets generated from current period book loss and tax amortization of indefinite-lived intangibles	$14,133	$29,614
Net deferred tax assets created as a result of the impairment of intangible assets and incremental valuation allowance on the impairment of finite-lived intangibles	18,588	18,588

	$32,721	$48,202

(7) Credit Agreement

On January 30, 2006, the Company entered into a bank credit agreement (as amended, the “2006 Credit Agreement”), replacing its then existing Amended and Restated Credit Agreement dated as of January 23, 2003 (the “2003 Credit Agreement”).

The 2006 Credit Agreement allows for revolving loans, term loans, swingline loans and letters of credit in an aggregate principal amount of up to $510.0 million. The Company’s revolving credit commitment matures in January 2012 but may mature sooner if the Company does not refinance its outstanding 10.25% senior subordinated notes due 2009 (the “2009 Notes”) on or prior to February 1, 2009 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be February 1, 2009) or the Company does not refinance its outstanding 8.875% senior subordinated notes due 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”) on or prior to October 15, 2010 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be October 15, 2010). The 2006 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2006 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying cash dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. The Company has obtained a number of waivers and amendments to the 2006 Credit Agreement since January 30, 2006 (described below). As of December 31, 2006, the Company was in compliance with these covenants, as so amended. Although there can be no assurances, the Company anticipates that, based on current projections, its operating results for fiscal year 2008 will be sufficient to satisfy the financial covenants, as amended, under the 2006 Credit Agreement.

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

Included in the 2006 Credit Agreement is a $60.0 million revolving credit facility and a term loan agreement. At December 31, 2006, under the 2006 Credit Agreement, the Company had $450.0 million of borrowings under the term loan commitments and $60.0 million outstanding under the revolving credit commitment.

As of February 13, 2006, the Company entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “February 2006 Waiver”). The February 2006 Waiver, among other things, provided for the waiver (the “Restatement Waiver”) of certain specified defaults or events of default for specified periods under the 2006 Credit Agreement as a result of the restatement of the Company’s financial statements for the fiscal year ended March 31, 2005 and the fiscal quarters ended June 30, 2005 and September 30, 2005 (the “Restatement”) so long as the Restatement did not result in changes in operating income and Consolidated EBITDA (calculated in accordance with the 2006 Credit Agreement) in excess of certain specified amounts for specified periods. The February 2006 Waiver also provided for (a) an extension of the period for delivery of the Company’s financial statements for the quarter ended December 31, 2005, until June 28, 2006 (at which point the restated financial statements for prior periods were also to be delivered), (b) the waiver (the “Cross Default Waiver”) of any cross default resulting from any failure by the Company to comply with the indentures governing the Notes by failing to timely file its periodic reports with the SEC unless the trustee or the noteholders deliver certain notices to the Company with respect to its failure to comply with its reporting covenants or commence any proceeding with respect to their rights and remedies thereunder, (c) the continued treatment of display rack costs as capital expenditures for purposes of the 2006 Credit Agreement, (d) an increase in the margins applicable to borrowings under the 2006 Credit Agreement during the period that the Restatement was in process, and (e) additional limitations (the “Additional Limitations”) affecting the Company’s ability to repurchase the Notes, make certain restricted payments and to give consideration to noteholders to waive the failure to comply with the reporting covenant under its indentures, in each case during the period that the Restatement was in process. The February 2006 Waiver also provided for an increase in margins applicable to borrowings in the event of a downgrade in the ratings by Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services of the debt under the 2006 Credit Agreement to the extent such downgrade is effective within one month after completion of the Restatement and was expressly attributable to the Restatement. Pursuant to the February 2006 Waiver, the Company paid amendment fees in cash equal to $1.00 per $1,000 of the outstanding and available credit facilities (totaling $510.0 million) under the 2006 Credit Agreement, for an aggregate payment of $0.5 million.

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

On February 9, 2007, the Company entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “February 2007 Waiver”). The February 2007 Waiver provided, among other things, for an extension of the existing waiver of certain specified defaults or events of default for specified periods under the 2006 Credit Agreement as a result of the Restatement, so long as the Restatement does not result in changes in operating income and Consolidated EBITDA (calculated in accordance with the 2006 Credit Agreement) in excess of certain specified amounts for specified periods as amended pursuant to the February 2007 Waiver. The February 2007 Waiver also provided, among other things for (a) the extension for delivery of the Company’s financial statements for: (i) the fiscal quarter ended December 31, 2005 to March 15, 2007, (ii) the fiscal year ended March 31, 2006 to March 15, 2007, (iii) the fiscal quarter ended June 30, 2006 to April 15, 2007, (iv) the fiscal quarter ended September 30, 2006 to April 15, 2007 and (v) the fiscal quarter ended December 31, 2006 to April 15, 2007 (failure to satisfy the foregoing delivery deadlines does not become an “Event of Default” under the 2006 Credit Agreement unless such failure continues unremedied for 30 days after the Company receives notice of such failure from the administrative agent), (b) the continuing waiver of any cross default resulting from any failure by the Company to comply with the indentures governing the Notes by failing to timely file its periodic reports with the SEC, unless the trustee or the noteholders (i) deliver certain notices to the Company as a result of the Company’s failure to comply with its reporting covenants or (ii) commence any proceeding with respect to their rights and remedies thereunder, (c) an increase in the margins applicable to borrowings under the 2006 Credit Agreement, (d) certain additional reporting requirements for a limited period, (e) certain amendments and waivers to the financial covenants under the 2006 Credit Agreement, (f) the issuance of additional notes to the holders of the Notes under certain circumstances, (g) the continuation of limitations affecting the Company’s ability to (i) repurchase the Notes, (ii) make certain restricted payments and (iii) give consideration to noteholders to waive the failure to comply with the reporting covenant under its indentures, in each case during the period that the Restatement is in process, and (h) a further increase in margins applicable to borrowings in the event of a specified downgrade in the ratings by Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services of the debt under the 2006 Credit Agreement or in the event certain payments are made to the holders of the Notes. Pursuant to the February 2007 Waiver, the Company paid an amendment fee in cash to lenders who approved the February 2007 Waiver equal to $1.25 per $1,000 in principal amount of the outstanding and available credit facilities of such lenders resulting in an aggregate payment of $0.5 million.

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

The Company has delivered its financial statements for the fiscal quarter ended December 31, 2006 later than the deadline of June 23, 2007 established by the April 2007 Waiver. However, as a result of the delivery of such financial statements, the Company is in compliance with its obligations to deliver financial statements with respect to such period under the April 2007 Waiver.

(8) Senior Subordinated Indebtedness

On June 26, 2006, the Company entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “June 2006 Subordinated Debt Consent Agreements”). Pursuant to the June 2006 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes provided their consents to specified amendments to the related Indentures. Pursuant to the June 2006 Subordinated Debt Consent Agreements, the Company paid in cash $2.50 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $1.4 million. In addition, pursuant to the requirements of the June 2006 Subordinated Debt Consent Agreements, the Company entered into (i) a Fourth Supplemental Indenture, dated as of June 26, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Second Supplemental Indenture, dated as of June 26, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “June 2006 Supplemental Indentures”). The principal purpose of the June 2006 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its quarterly report on Form 10-Q for the quarter ended December 31, 2005 (the “Third Quarter 2006 Form 10-Q”) to August 15, 2006, (ii) its annual report on Form 10-K for the fiscal year ended March 31, 2006 (the “2006 Form 10-K”) to September 15, 2006 and (iii) its quarterly report on Form 10-Q for the quarter ended June 30, 2006 (the “First Quarter 2007 Form 10-Q”) to September 29, 2006.

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

On May 15, 2007, the Company entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “May 2007 Subordinated Debt Consent Agreements”). Pursuant to the May 2007 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes have provided their consents to specified amendments to the related Indentures. Pursuant to the May

2007 Subordinated Debt Consent Agreements, the Company will pay in cash $1.25 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $0.7 million. In addition, pursuant to the requirements of the May 2007 Subordinated Debt Consent Agreements, on May 15, 2007, the Company entered into (i) an Eighth Supplemental Indenture, dated as of May 15, 2007, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Sixth Supplemental Indenture dated as of May 15, 2007, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “May 2007 Supplemental Indentures”). The principal purpose of the May 2007 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its Second Quarter 2007 Form 10-Q to June 15, 2007, (ii) its Third Quarter 2007 Form 10-Q to July 16, 2007, (iii) its annual report on Form 10-K for the fiscal year ended March 31, 2007 (the “2007 Form 10-K”) to August 31, 2007 and (iv) its quarterly report on Form 10-Q for the quarter ended June 30, 2007 (the “First Quarter 2008 Form 10-Q”) to October 1, 2007. In addition, each Supplemental Indenture permits the Company, upon notice to the trustee, to extend the filing dates of its Second Quarter 2007 Form 10-Q to July 16, 2007, its Third Quarter 2007 Form 10-Q to August 15, 2007, its 2007 Form 10-K to October 1, 2007, and its First Quarter 2008 Form 10-Q to October 31, 2007 in return for a cash payment to all holders of Notes equal to $1.25 per $1,000 principal amount.

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

(10) Restructuring Activities

During the fourth quarter of fiscal year 2005, the Company initiated a plan to relocate National Enquirer to New York City. The Company’s relocation plan involved the termination of 34 employees. The Company has completed this restructuring plan. The remaining severance benefits were fully paid in the third fiscal quarter ended December 31, 2006.

The following table sets forth the detail and activity in the restructuring expense accrual related to this activity during the three fiscal quarters ended December 31, 2006 (in thousands):

Relocation of National Enquirer	Balances March 31, 2006	2007 Restructuring Expense	2007 Cash Payments	Balances December 31, 2006
Accrued liabilities:
Severance	$138	$—	$(138)	$—

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

The Company’s relocation plan involved the termination of approximately 50 employees. This activity resulted in a charge of $2.3 million for termination benefits, $0.1 million for costs associated with the relocation of employees, $0.6 million for facility closures and $0.9 million for deferred rack cost write-offs. $2.9 million of these charges was included in selling, general and administrative expense and $1.1 million of these charges was included in loss from discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Loss for the three fiscal quarters ended December 31, 2006. In addition, these restructuring charges were primarily incurred in the Newspaper Publication and Corporate/Other reporting segments. Through December 31, 2006, the Company has paid termination benefits of $2.3 million, $0.1 million for relocation costs and $0.4 million for costs associated with facility closures. The Company has an accrual at December 31, 2006 of $0.1 million associated with this action which approximates fair value due to the short-term nature of the payments.

The following table sets forth the detail and activity in the restructuring expense accrual related to this activity during the three fiscal quarters ended December 31, 2006 (in thousands):

2007 Restructuring	Balances March 31, 2006	2007 Restructuring Expense	2007 Cash Payments	Asset Write- Offs	Balances December 31, 2006
Accrued liabilities:
Severance	$—	$2,349	$(2,265)	$—	$84
Relocation	—	70	(61)	—	9
Facility Closures	—	642	(375)	(236)	31
Deferred Rack Write-Offs	—	908	—	(908)	—

	$—	$3,969	$(2,701)	$(1,144)	$124

On June 14, 2006, the Company announced that it was implementing a strategy to refocus the Company and devote its full resources to growing its core brands. As part of this strategy, the Company announced that it will explore the sale of its five market leading special interest titles: Muscle & Fitness, Flex, Muscle & Fitness Hers, Country Weekly, and Mira!. These publications collectively represented total revenues and operating income of $62.0 million and $19.0 million, respectively, for the three fiscal quarters ended December 31, 2006. As a result of the Restatement, we have not been able to provide financial statements for these titles, which are necessary in order to proceed with any potential sale transaction.

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

The following table sets forth total operating revenues, pre-tax loss from discontinued operations, income taxes and loss from discontinued operations for the fiscal quarter and three fiscal quarters ended December 31, 2005 and 2006, respectively (in thousands):

	Fiscal Quarter Ended December 31,		Three Fiscal Quarters Ended December 31,
	2005	2006	2005	2006
Total operating revenues	$2,351	$—	$6,137	$846

Pre-tax loss from discontinued operations	$(3,664)	$—	$(8,938)	$(1,658)
Income taxes	—	—	—	—

Loss from discontinued operations	$(3,664)	$—	$(8,938)	$(1,658)

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

The Corporate/Other segment aggregation includes the following publications: Muscle & Fitness, Men’s Fitness, Muscle & Fitness Hers, Flex, Natural Health, Weekly World News, Sun, and Mira!. In addition, the Corporate/Other segment also includes ancillary sales and corporate overhead. Ancillary sales primarily relate to licensing, syndication, new media and product merchandise sales. Corporate expenses not allocated to other segments include production and circulation department costs, and support departments such as information technology, accounting, legal, human resources and administration. While most of the publications aggregated in the Corporate/Other segment have certain similar economic characteristics and also similar products and services, production process, type or class of customer, and method of distribution as some of the other publications which are aggregated into the other reporting segments (Celebrity Publications, Newspaper Publications and Women’s Health and Fitness Publications), their gross margins are dissimilar with such other publications. Accordingly, the Company has aggregated those publications into the Corporate/Other reporting segment.

The Company’s accounting policies are the same for all reportable segments.

Segment Data

The following table presents the results of and assets employed in the Company’s five reporting segments for the fiscal quarter and three fiscal quarters ended December 31, 2005 and 2006, respectively. The information includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany advertising and other services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation. The results of operations exclude the results of our discontinued operations for all periods presented. See Note 11, “Discontinued Operations,” for a discussion regarding discontinued operations.

		Segment (in thousands)						(in thousands)
		Celebrity Publications	Newspaper Publications	Women’s Health and Fitness Publications	Distribution Services		Corporate/ Other (1)	Elimination Entries		Consolidated Total
Operating revenues
Quarter ended December	2005	$31,508	$34,463	$15,380	$7,578		$30,198	$(2,218	)(2)	$116,909
	2006	$27,466	$33,954	$13,735	$7,973		$26,934	$(2,024	)(2)	$108,038
Three Quarters ended December	2005	$102,314	$108,585	$56,611	$22,992		$83,092	$(7,041	)(2)	$366,553
	2006	$91,601	$105,990	$54,816	$23,074		$81,761	$(6,618	)(2)	$350,624
Operating income (loss)
Quarter ended December	2005	$7,082	$14,168	$1,547	$1,599		$(14,932)	$—		$9,464
	2006	$(125,473)	$(83,283)	$1,101	$1,347		$(103,420)	$—		$(309,728)
Three Quarters ended December	2005	$27,230	$43,259	$17,583	$5,029		$(48,741)	$—		$44,360
	2006	$(115,800)	$(52,970)	$16,282	$5,102		$(135,965)	$—		$(283,351)
Depreciation and amortization
Quarter ended December	2005	$492	$562	$—	$132		$4,059	$—		$5,245
	2006	$491	$657	$—	$80		$2,501	$—		$3,729
Three Quarters ended December	2005	$1,518	$1,833	$—	$423		$15,030	$—		$18,804
	2006	$1,475	$1,972	$—	$256		$7,942	$—		$11,645
Amortization of deferred rack costs
Quarter ended December	2005	$131	$1,714	$(150)	$—		$1,724	$—		$3,419
	2006	$1,057	$1,673	$155	$—		$1,814	$—		$4,699
Three Quarters ended December	2005	$3,111	$5,030	$165	$—		$6,329	$—		$14,635
	2006	$3,384	$5,383	$413	$—		$5,331	$—		$14,511
Provision for impairment of intangible assets and goodwill
Quarter ended December	2005	$—	$—	$—	$—		$—	$—		$—
	2006	$128,049	$97,579	$—	$—		$86,940	$—		$312,568
Three Quarters ended December	2005	$—	$—	$—	$—		$—	$—		$—
	2006	$128,049	$97,579	$—	$—		$86,940	$—		$312,568
Total Assets
At March 31, 2006		$323,121 (3)	$437,913 (3)	$99,756	$32,554	(3)	$395,970 (3)	$—		$1,289,314
At December 31, 2006		$189,155	$337,572	$96,266	$22,760		$337,269	$—		$983,022

(1)	Income tax expense (benefit) of $2.5 million and $(29.7) million, interest expense of $21.8 million and $25.0 million, and amortization of deferred debt costs of $1.8 million and $2.2 million for the quarter ended December 31, 2005 and December 31, 2006, respectively, are included in the Corporate/Other segment. Income tax expense (benefit) of $2.8 million and $(24.0) million, interest expense of $62.8 million and $73.0 million, and amortization of deferred debt costs of $5.2 million and $5.6 million for the three quarters ended December 31, 2005 and December 31, 2006, respectively, are included in the Corporate/Other segment.

(2)	Amount represents revenues from transactions with other operating segments of the Company.

(3)	The Company revised the March 31, 2006 total assets for Celebrity Publications (previously reported as $318.2 million), Newspaper Publications (previously reported as $480.4 million), Distribution Services (previously reported as $23.9 million) and Corporate/Other (previously reported as $367.0 million) to properly present certain cash amounts in the appropriate segments. Consolidated Total Assets at March 31, 2006 were not affected by these revisions.

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

Introduction

The following is a discussion of our financial condition and results of operations for the fiscal quarter and three fiscal quarters ended December 31, 2006, respectively. This discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the Notes thereto. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes the results of our discontinued operations for the fiscal quarter and three fiscal quarters ended December 31, 2006 and 2005, respectively. See Note 11, “Discontinued Operations,” in the Notes to Unaudited Condensed Consolidated Financial Statements included herein for a discussion regarding discontinued operations.

Executive Summary

We are a leading publisher in the field of celebrity journalism and health & fitness magazines. Our publications include Star, Shape, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Muscle & Fitness Hers, Flex, Looking Good Now, National Enquirer, Globe, Country Weekly, Sun, National Examiner, Weekly World News, Mira!, and other publications. Our magazines comprise approximately 23% of total U.S. and Canadian circulation for audited weekly publications. For the three fiscal quarters ended December 31, 2006, total average newsstand and subscription circulation per issue for all of our publications that are currently published and have a frequency of six or more times per year is approximately 8.5 million copies.

For the three fiscal quarters ended December 31, 2006 and 2005, approximately 58% and 59%, respectively, of our total operating revenues were from circulation. Single copy sales accounted for approximately 83% of such circulation revenues in each of the three fiscal quarters ended December 31, 2006 and 2005 and the remainder was from subscription sales.

Our advertising revenues are generated by national advertisers, including sports nutrition products, automotive, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, fashion and direct response. For each of the three fiscal quarters ended December 31, 2006 and 2005, approximately 34% of our total operating revenues was from advertising.

Our primary operating costs and expenses are comprised of editorial, production, distribution, circulation and selling, general and administrative expenses. The largest components of our costs are related to production, which includes printing and paper expenses, and circulation. Circulation costs primarily include the costs associated with subscription fulfillment and subscription postage.

On April 4, 2006, our board of directors committed to a plan (the “Plan”) to restructure certain of our operations. The Plan was adopted to improve our profitability and future net cash flows, and includes: discontinuing the publication of Celebrity Living Weekly, MPH and Shape En Espanol, the relocation of the operations associated with National Enquirer from New York City back to Boca Raton, Florida, centralizing certain operations, and reducing certain other operating, general and administrative expenses. The Company’s relocation plan involved the termination of approximately 50 employees. This activity resulted in a charge of $4.0 million for the three fiscal quarters ended December 31, 2006, which included $2.3 million for termination benefits, $0.1 million for costs associated with the relocation of employees, $0.6 million for facility closures and $0.9 million for deferred rack cost write-offs. The loss from discontinued operations was $1.7 million and $8.9 million, net of taxes, for the three fiscal quarters ended December 31, 2006 and 2005, respectively.

On June 14, 2006, we announced that we were implementing a strategy to refocus the Company and devote its full resources to growing its core brands. As part of this strategy we announced that we will explore the sale of our five market leading special interest titles – Muscle & Fitness, Flex, Muscle & Fitness Hers, Country Weekly, and Mira!. These publications collectively represented total revenues and operating income of $62.0 million and $19.0 million, respectively, for the three fiscal quarters ended December 31, 2006. As a result of the restatement of the Company’s financial statements for the fiscal year ended March 31, 2005 and the fiscal quarters ended June 30, 2005 and September 30, 2005 (the “Restatement”), we have not been able to provide financial statements for these titles, which are necessary in order to proceed with any potential sale transaction.

During the third fiscal quarter ended December 31, 2006, we recorded a $312.6 million non-cash impairment charge relating to our goodwill, tradenames and other identified intangibles. For a detailed description of this impairment charge, see Note 2, “Goodwill and Other Identified Intangible Assets” in the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q. Included in such $312.6 million non-cash impairment charge is an estimated charge of $236.2 million for goodwill as this charge is probable and can be reasonably estimated. We will increase or decrease the amount of this charge, as necessary, based upon the completion of our review of the impairment test in the fourth fiscal quarter of 2007 prior to filing our fiscal year 2007 Form 10-K.

RESULTS OF OPERATIONS

The following table presents our results of operations by segment for the periods indicated (in thousands).

	For the Fiscal Quarter Ended		For the Three Fiscal Quarters Ended
	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006
Operating Revenue
Celebrity Publications	$31,508	$27,466	$102,314	$91,601
Newspaper Publications	34,463	33,954	108,585	105,990
Women’s Health and Fitness Publications	15,380	13,735	56,611	54,816
Distribution Services	7,578	7,973	22,992	23,074
Corporate/Other	30,198	26,934	83,092	81,761
Intersegment Eliminations	(2,218)	(2,024)	(7,041)	(6,618)

Total Operating Revenue	$116,909	$108,038	$366,553	$350,624

Operating Income (Loss) (1)
Celebrity Publications	$7,082	$(125,473)	$27,230	$(115,800)
Newspaper Publications	14,168	(83,283)	43,259	(52,970)
Women’s Health and Fitness Publications	1,547	1,101	17,583	16,282
Distribution Services	1,599	1,347	5,029	5,102
Corporate/Other	(14,932)	(103,420)	(48,741)	(135,965)

Total Operating Income	$9,464	$(309,728)	$44,360	$(283,351)

(1)	Operating income for the fiscal quarter and three fiscal quarters ended December 31, 2006 included impairment charges for tradenames and other identified intangibles and estimated impairment charges for goodwill of $128.0 million for Celebrity Publications, $97.6 million for Newspaper Publications and $86.9 million for Corporate/Other. See Note 2, “Goodwill and Other Identified Intangible Assets” in the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

Comparison of Fiscal Quarter Ended December 31, 2006 vs. Fiscal Quarter Ended December 31, 2005

Operating Revenue

Total operating revenue was $108.0 million and $116.9 million for the fiscal quarters ended December 31, 2006 and 2005, respectively, representing a decrease in revenue of $8.9 million, or 7.6%. This decrease was primarily attributable to a $4.0 million decrease in our Celebrity Publications, a $1.6 million decrease in our Women’s Health and Fitness Publications and a $3.3 million decrease in Corporate/Other.

Single copy revenue consists of copies distributed primarily by four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Newspaper Publications, Women’s Health and Fitness Publications and Corporate/Other segments. In the fiscal quarter ended December 31, 2006 three wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 38% of our total operating revenue. In the fiscal quarter ended December 31, 2005, two wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 37% of our total operating revenue. Our operating results could be materially affected if one or more of these wholesalers stopped distributing our publications. We have service agreements with our wholesalers, which provide incentives to maintain certain levels of service. Three of these wholesaler service agreements require at least 120 days’ prior notice of termination, with terms expiring on December 31, 2007. The fourth wholesaler service agreement was automatically renewed for a six month period ending on June 30, 2007. We are in the process of negotiating a further renewal of this service agreement.

Operating Expense

Total operating expense was $417.8 million and $107.4 million for the fiscal quarters ended December 31, 2006 and 2005, respectively, representing an increase of $310.3 million, or 288.8%. This increase in operating expense is primarily due the impairment charge of certain goodwill, tradenames and other identified intangibles in the amount of $312.6 million as well as an increase in selling, general and administrative expense of $1.8 million primarily attributable to Restatement related costs. These items were partially offset by a $1.5 million decrease in depreciation and amortization expense primarily due to certain assets becoming fully depreciated and amortized and a $2.6 million combined decrease in editorial, production and distribution, circulation and other cost of sales primarily attributable to lower circulation in certain titles as well as tighter controls on spending levels.

Interest Expense

Interest expense was $25.0 million and $21.8 million for the fiscal quarter ended December 31, 2006 and 2005, respectively, representing an increase of $3.3 million, or 15.0%. This increase in interest expense relates to a higher effective weighted-average interest rate during the fiscal quarter ended December 31, 2006 of 8.7% as compared to 6.9% in the prior year’s comparable period as well as a higher average outstanding balance during the fiscal quarter ended December 31, 2006 as compared to the prior year’s comparable period.

Discontinued Operations

In order to improve our profitability and future net cash flows, in April 2006, we discontinued the Celebrity Living Weekly, MPH and Shape En Espanol publications in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Operating results of these publications have been classified as discontinued operations for all periods presented. These publications were previously included in the Corporate/Other segment. See Note 11, “Discontinued Operations,” in the Notes to Unaudited Condensed Consolidated Financial Statements herein for further discussion.

Income Taxes

We recorded a benefit for income taxes of $29.7 million for the fiscal quarter ended December 31, 2006. The benefit for income taxes is comprised of a $62.4 million deferred income tax benefit on our post-impairment book loss and tax amortization of indefinite-lived intangibles, net of the $32.7 million valuation allowance established as discussed below.

We established a $32.7 million allowance during the fiscal quarter ended December 31, 2006. The $32.7 million valuation allowance established consisted of 1) $14.1 million associated with our book loss and tax amortization of its indefinite-lived intangibles, and 2) $18.6 million associated with the impairment of our finite-lived intangibles and deferred tax assets created by the impairment of the indefinite-lived intangibles as we do not believe that it is more likely than not that those benefits will be realized.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $27.5 million for the fiscal quarter ended December 31, 2006, representing a decrease of $4.0 million, or 12.8%, from the prior year’s comparable period. This decrease in revenue was primarily attributable to a decrease in operating revenue for Star of $3.7 million primarily due to a decrease in circulation revenue.

Operating Income

Operating income before goodwill and tradename impairment in the Celebrity Publications segment decreased in the fiscal quarter ended December 31, 2006 by $4.5 million, or 63.6%, to $2.6 million from the prior year’s comparable period. The operating income decrease was primarily attributable to increased Star subscription related costs of $0.2 and increased Star production related costs of $0.7 million required to maintain the rate base and the above mentioned revenue decrease. These items were partially offset by decreased Star editorial related costs of $0.3 million. In addition, we recorded an impairment charge for goodwill and tradenames of $128.0 million during the fiscal quarter ended December 31, 2006. This impairment charge resulted in an operating loss in the Celebrity Publications segment of $125.5 million for the fiscal quarter ended December 31, 2006.

Newspaper Publications Segment

Operating Revenue

Total operating revenue in the Newspaper Publications segment was $34.0 million for the fiscal quarter ended December 31, 2006, representing a decrease of $0.5 million, or 1.5%, from the prior year’s comparable period. This decrease in revenue is primarily a result of a $0.5 million decrease in National Enquirer advertising revenue.

Operating Income

Operating income before goodwill impairment in the Newspaper Publications segment increased in the fiscal quarter ended December 31, 2006 by $0.1 million, or 0.9%, to $14.3 million from the prior year’s comparable period. This increase in operating income is primarily attributable to a decrease in distribution, circulation and other cost of sales of $1.0 million for National Enquirer as well as a combined $0.3 million decrease in editorial and production costs for Globe and National Examiner. These items were partially offset by increases in National Enquirer editorial and production costs of $0.6 million as well as the above mentioned revenue decrease. In addition, we recorded an impairment charge for goodwill of $97.6 million during the fiscal quarter ended December 31, 2006. This impairment charge resulted in an operating loss of $83.3 million in the Newspaper Publications segment for the fiscal quarter ended December 31, 2006.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $13.7 million for the fiscal quarter ended December 31, 2006, representing a decrease of $1.6 million, or 10.7%, from the prior year’s comparable period. This decrease was primarily attributable to a $1.6 million decline in Shape advertising revenue.

Operating Income

Operating income in the Women’s Health and Fitness Publications segment decreased in the fiscal quarter ended December 31, 2006 by $0.4 million, or 28.8% to $1.1 million from the prior year’s comparable period. This decrease was primarily attributable to the above mentioned revenue decrease and a $0.6 million increase in Shape editorial and advertising expenses. These items were partially offset by decreased Shape production and distribution, circulation and other cost of sales of $1.8 million.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment was $5.9 million, net of eliminations, for the fiscal quarter ended December 31, 2006, representing an increase of $0.6 million, or 11.0%, from the prior year’s comparable period. This increase was primarily attributable to an increase in services related to the racking of magazine fixtures for certain customers during the fiscal quarter ended December 31, 2006.

Operating Income

Operating income in the Distribution Services segment decreased in the fiscal quarter ended December 31, 2006 by $0.3 million, or 15.8%, to $1.3 million from the prior year’s comparable period. This decrease in operating income is primarily attributable to an increase of $0.8 million in direct costs of the services provided partially offset by the above mentioned revenue increase.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $26.9 million for the fiscal quarter ended December 31, 2006, representing a decrease of $3.3 million, or 10.8%, from the prior year’s comparable period. This decrease is primarily attributable to a $1.1 million decrease in Muscle & Fitness circulation and advertising revenue, a $0.7 million decrease in Natural Health advertising revenue, a $0.5 million decrease in Men’s Fitness advertising revenue, a $0.4 million decrease in Weekly World News circulation revenue and a $0.3 million decrease in Sun circulation revenue.

Operating Loss

Operating loss before goodwill, tradenames and other identified intangibles impairment in the Corporate/Other segment increased in the fiscal quarter ended December 31, 2006 by $1.5 million, or 10.4%, to $16.5 million, from the prior year’s comparable period. This increase in operating loss is primarily due to the above mentioned revenue decrease as well as a $2.2 million increase in Restatement related expenses. These items were partially offset by a decrease in depreciation and amortization expense of $1.6 million primarily due to certain assets becoming fully depreciated and amortized, a $1.8 million decrease in editorial, production and distribution, circulation and other cost of sales due to lower circulation and a $0.5 million decrease in employee insurance expenses and a $0.4 million decrease in office services. In addition, we recorded an impairment charge relating to goodwill, tradenames and other identified intangibles of $86.9 million during the fiscal quarter ended December 31, 2006. This impairment charge increased the total operating loss in the Corporate/Other segment to $103.4 million for the fiscal quarter ended December 31, 2006.

Comparison of Three Fiscal Quarters Ended December 31, 2006 vs. Three Fiscal Quarters Ended December 31, 2005

Operating Revenue

Total operating revenue was $350.6 million and $366.6 million for the three fiscal quarters ended December 31, 2006 and 2005, respectively, representing a decrease in revenue of $15.9 million, or 4.3%. This decrease in operating revenue is primarily attributable to a $10.7 million decrease in operating revenue relating to our Celebrity Publications, a decrease in operating revenue relating to our Newspaper Publications of $2.6 million, a $1.8 million decrease in our Women’s Health and Fitness Publications and a $1.3 million decrease in Corporate/Other.

Single copy revenue consists of copies distributed primarily by four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Newspaper Publications, Women’s Health and Fitness Publications and Corporate/Other segments. In the three fiscal quarters ended December 31, 2006, three wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 38% of our total operating revenue. In the three fiscal quarters ended December 31, 2005, two wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 35% of our total operating revenue. Our operating results could be materially affected if one or more of these wholesalers stopped distributing our publications. We have service agreements with our wholesalers, which provide incentives to maintain certain levels of service. Three of these wholesaler service agreements require at least 120 days’ prior notice of termination, with terms expiring on December 31, 2007. The fourth wholesaler service agreement was automatically renewed for a six month period ending on June 30, 2007. We are in the process of negotiating a further renewal of this service agreement.

Operating Expense

Total operating expense was $634.0 million and $322.2 million for the three fiscal quarters ended December 31, 2006 and 2005, respectively, representing an increase of $311.8 million, or 96.8%. This increase in operating expense is primarily due to the impairment charge of certain goodwill, tradenames and other identified intangibles in the amount of $312.6 million, a $13.3 million increase in selling, general and administrative expense primarily attributable to $9.3 million of Restatement related costs and $2.2 million of restructuring charges. These items were partially offset by a decrease in depreciation and amortization expense of $7.2 million primarily due to certain assets becoming fully depreciated and amortized and a $7.0 million combined decrease in editorial, production and distribution, circulation and other cost of sales attributable to lower circulation.

Interest Expense

Interest expense was $73.0 million and $62.8 million for the three fiscal quarters ended December 31, 2006 and 2005, respectively, representing an increase of $10.3 million, or 16.4%. This increase in interest expense relates to a higher effective weighted-average interest rate during the three fiscal quarters ended December 31, 2006 of 8.4% as compared to 6.4% in the prior year’s comparable period as well as a higher average outstanding balance during the three fiscal quarters ended December 31, 2006 as compared to the prior year’s comparable period.

Other Income, Net

Other income, net decreased by $0.5 million from $1.4 million for the three fiscal quarters ended December 31, 2005 to $0.9 million for the three fiscal quarters ended December 31, 2006. The decrease was primarily attributable to the fact that during the three fiscal quarters ended December 31, 2005, we received $1.6 million in cash from the sale of stock. We had provided advertising to a third party during fiscal year 2001, resulting in a receivable due from such third party, which we previously deemed to be worthless. In fiscal year 2003, we exchanged the receivable associated with that advertising for stock in the third party, which we sold in the fiscal quarter ended June 30, 2005. In addition, we recorded an additional $1.0 million of interest income during the three fiscal quarters ended December 31, 2006 when compared to the prior comparable fiscal period.

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

Income Taxes

We recorded a benefit for income taxes of $24.0 million for the three fiscal quarters ended December 31, 2006. The benefit for income taxes is comprised of a $72.2 million deferred income tax benefit on our post-impairment book loss and tax amortization of indefinite-lived intangibles, net of the $48.2 million valuation allowance established as discussed below.

We established a $48.2 million valuation allowance during the three fiscal quarters ended December 31, 2006. The $48.2 million valuation allowance established consisted of 1) $29.6 million associated with our book loss and tax amortization of our indefinite-lived intangibles, and 2) $18.6 million associated with the impairment of our finite-lived intangibles and deferred tax assets created by the impairment of the indefinite-lived intangibles as we do not believe that it is more likely than not that those benefits will be realized.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $91.6 million for the three fiscal quarters ended December 31, 2006, representing a decrease of $10.7 million, or 10.5%, from the prior year’s comparable period. This decrease in revenue was primarily attributable to decreases in operating revenue for Star and Country Weekly of $9.6 million and $1.1 million, respectively, primarily due to a decrease in circulation revenue.

Operating Income

Operating income before goodwill and tradename impairment charges in the Celebrity Publications segment decreased in the three fiscal quarters ended December 31, 2006 by $15.0 million, or 55.0%, to $12.2 million from the prior year’s comparable period. The operating income decrease was primarily attributable to increased Star subscription related costs of $2.5 million required to maintain the rate base, increased Star advertising related costs of $1.1 million and the above mentioned revenue decrease. In addition, we recorded an impairment charge for goodwill and tradenames of $128.0 million during the three fiscal quarters ended December 31, 2006. This impairment charge resulted in an operating loss in the Celebrity Publications segment of $115.8 million for the three fiscal quarters ended December 31, 2006.

Newspaper Publications Segment

Operating Revenue

Total operating revenue in the Newspaper Publications segment was $106.0 million for the three fiscal quarters ended December 31, 2006, representing a decrease of $2.6 million, or 2.4%, from the prior year’s comparable period. This decrease in revenue is primarily a result of decreased circulation revenue of National Enquirer of $1.4 million and decreased circulation revenue of National Examiner of $1.7 million from the prior year’s comparable period. These increases were partially offset by a $1.0 million increase in Globe circulation revenue.

Operating Income

Operating income before goodwill impairment in the Newspaper Publications segment increased in the three fiscal quarters ended December 31, 2006 by $1.4 million, or 3.1%, to $44.6 million from the prior year’s comparable period. This increase in operating income is primarily attributable to a $1.5 million decline in National Enquirer editorial expenses, a $1.9 million decline in National Enquirer production expenses and a $2.9 million decline in National Enquirer distribution, circulation and other cost of sales as a result of circulation declines. These items were partially offset by the above mentioned revenue decrease, an increase of $1.3 million in restructuring costs, a $0.6 million increase in National Enquirer advertising expenses and a $0.5 million increase in selling, general and administrative expenses primarily attributable to legal expenses. In addition, we recorded an impairment charge for goodwill of $97.6 million during the three fiscal quarters ended December 31, 2006. This impairment charge resulted in an operating loss of $53.0 million in the Newspaper Publications segment for the three fiscal quarters ended December 31, 2006.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $54.8 million and $56.6 million for the three fiscal quarters ended December 31, 2006 and 2005, respectively, representing a decrease of $1.8 million or 3.2%. This decrease in operating revenue is primarily attributable to decreases of $2.4 million and $0.6 million in Shape and Fit Pregnancy advertising revenue, respectively. These items were partially offset by a $1.0 million increase in Shape circulation revenue.

Operating Income

Operating income in the Women’s Health and Fitness Publications segment decreased in the three fiscal quarters ended December 31, 2006 by $1.3 million, or 7.4%, to $16.3 million from the prior year’s comparable period. This decrease was primarily attributable to a $0.9 million increase in Shape advertising related expenses, an increase of $0.8 million in Shape editorial expenses and the above mentioned operating revenue decrease. These items were partially offset by a $2.3 million decrease in Shape production and distribution, circulation and other cost of sales due to lower print orders and lower subscription costs.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment was $16.5 million, net of eliminations, for the three fiscal quarters ended December 31, 2006, representing an increase of $0.5 million, or 3.2%, from the prior year’s comparable period. This increase was primarily attributable to an increase in services related to the racking of magazine fixtures for certain customers during the fiscal quarter ended December 31, 2006.

Operating Income

Operating income in the Distribution Services segment increased in the three fiscal quarters ended December 31, 2006 by $0.1 million, or 1.5%, to $5.1 million from the prior year’s comparable period. This increase is primarily attributable to the above mentioned revenue increase partially offset by a $0.4 million reduction in revenue from transactions with other operating segments of the Company.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $81.8 million for the three fiscal quarters ended December 31, 2006, representing a decrease of $1.3 million, or 1.6%, from the prior year’s comparable period. This decrease is primarily attributable to a $1.6 million decrease in Weekly World News circulation revenue, a $0.8 million decrease in Sun circulation revenue and a $0.8 million decrease in Men’s Fitness advertising revenue. These decreases were partially offset by a $0.5 million increase in Flex advertising revenue, a $0.4 million increase in Muscle & Fitness Hers circulation and advertising revenue, a $0.7 million increase in circulation and advertising revenue for our special publications and a $0.6 million increase in Mira! circulation revenue.

Operating Loss

Operating loss before goodwill, tradenames and other identified intangibles impairment in the Corporate/Other segment remained essentially unchanged at $49.0 million for the three fiscal quarters ended December 31, 2006 compared to the prior year’s comparable period. This is primarily attributable to the above mentioned revenue decrease as well as a $9.4 million increase in Restatement related costs and a $0.7 million increase in restructuring related costs. These items were offset by a $7.1 million decrease in depreciation and amortization expense primarily due to certain assets becoming fully depreciated and amortized, a combined decrease in editorial and production related costs of $2.4 million attributable to reduced circulation and a $2.1 million decrease in office and advertising-related costs attributable to cost reduction initiatives. In addition, we recorded an impairment charge relating to goodwill, tradenames and other identified intangibles of $86.9 million during the three fiscal quarters ended December 31, 2006. This impairment charge increased the total operating loss in the Corporate/Other segment to $136.0 million for the three fiscal quarters ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and amounts available to be borrowed under our credit agreement dated as of January 30, 2006 (as amended, the “2006 Credit Agreement”).

As of December 31, 2006, we had cash and cash equivalents of $64.8 million, $60.0 million outstanding on the revolving credit facility under the 2006 Credit Agreement (which represents the full amount available to be borrowed under the revolving credit facility), and a working capital deficit of $18.8 million. As of May 1, 2007, we had an outstanding balance on the revolving credit facility under the 2006 Credit Agreement of $60.0 million and an estimated cash balance of $39.4 million. The decrease in cash from December 31, 2006 to May 1, 2007 was primarily related to a $20.5 million semi-annual interest payment on our senior subordinated notes. The decrease in working capital deficit of $20.0 million from $38.8 million at March 31, 2006 to $18.8 million at December 31, 2006, primarily resulted from a $3.4 million decrease in accrued expenses and other current liabilities and a $45.2 million increase in cash and cash equivalents. These items were partially offset by an $8.3 million decrease in trade receivables, a $11.5 million decrease in inventories, a $1.5 million decrease in prepaid expenses and other current assets, a $6.2 million increase in accounts payable and a $1.6 million increase in deferred revenues.

We currently believe that available funds and cash flows generated by operations, if any, will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We believe that available cash at December 31, 2006 should help mitigate future possible cash flow requirements. Our revolving credit commitment matures in January 2012 but may mature sooner if we do not refinance our outstanding 10.25% senior subordinated notes due 2009 (the “2009 Notes”) on or prior to February 1, 2009 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be February 1, 2009) or we do not refinance our outstanding 8.875% senior subordinated notes due 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”) on or prior to October 15, 2010 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be October 15, 2010). To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

At December 31, 2006, our outstanding indebtedness totaled $1.1 billion, of which $510.0 million represented borrowings under the 2006 Credit Agreement and $550.0 million represented our senior subordinated notes.

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable rate debt. On July 28, 2006, we paid $1.6 million in connection with the interim settlement of our swap agreement. At each reset date we either received or paid money based on the current interest rates as of that date. The final settlement date was January 15, 2007, which coincided with the swap agreement termination date. On January 24, 2007, we paid $1.6 million in connection with the final settlement of this swap agreement. The change in the fair value of the swap has been recognized as a net addition to interest expense of $0.6 million and $0.7 million for the fiscal quarter and three fiscal quarters ended December 31, 2005, respectively, and $0.1 million and $0.4 million for the fiscal quarter and three fiscal quarters ended December 31, 2006, respectively.

Cash Flows

Net cash used in operating activities was $6.1 million for the three fiscal quarters ended December 31, 2006, as compared to net cash provided by operating activities of $8.9 million for the three fiscal quarters ended December 31, 2005. During the three fiscal quarters ended December 31, 2006, net cash used in operating activities was primarily attributable to a $338.7 million net loss and a $7.7 million decrease in accrued expenses and other current liabilities. These items were partially offset by an $11.5 million decrease in inventories, $306.9 million of non-cash expenses (excluding amortization and write-off of deferred rack costs), a net decrease in deferred rack costs of $9.0 million, a net decrease in trade receivables of $6.2 million and a net increase in accounts payable of $6.2 million. During the three fiscal quarters ended December 31, 2005, net cash provided by operating activities was primarily attributable to $32.9 million of non-cash expenses and a $12.6 million increase in accrued expenses and other current liabilities. These items were partially offset by a $34.0 million net loss and a $4.8 million decrease in accrued interest.

Net cash used in investing activities was $2.3 million for the three fiscal quarters ended December 31, 2006 as compared to $2.8 million for the three fiscal quarters ended December 31, 2005. Net cash used in investing activities for the three fiscal quarters ended December 31, 2006 was primarily attributable to $2.3 million for purchases of property and equipment and $0.3 million related to the investment in Mr. Olympia, LLC partially offset by $0.2 million related to proceeds from the sale of fixed assets and $0.2 million of proceeds received on a long-term note receivable. The uses of cash for investing activities for the three fiscal quarters ended December 31, 2005 were primarily attributable to $3.8 million for purchases of property and equipment and $0.6 million related to the investment in Mr. Olympia, LLC partially offset by $1.6 million related to proceeds from the sale of an investment.

Net cash provided by financing activities was $53.4 million for the three fiscal quarters ended December 31, 2006, as compared to $5.6 million of cash used in financing activities for the three fiscal quarters ended December 31, 2005. Net cash provided by financing activities for the three fiscal quarters ended December 31, 2006 primarily consisted of proceeds of $100.0 million from the revolving credit facility partially offset by repayments of $40.0 million on the revolving credit facility and payments of $6.6 million related to deferred debt costs. Net cash used in financing activities for the three fiscal quarters ended December 31, 2005 primarily consisted of repayments of $104.9 million on the term loan and revolving credit facility and $1.2 million relating to the payment of deferred debt costs partially offset by borrowings of $100.5 million on the revolving credit facility.

Credit Agreement and Subordinated Indebtedness

On January 30, 2006, we entered into the 2006 Credit Agreement, replacing the then existing Amended and Restated Credit Agreement dated as of January 23, 2003 (the “2003 Credit Agreement”).

The 2006 Credit Agreement allows for revolving loans, term loans, swingline loans and letters of credit in an aggregate principal amount of up to $510.0 million. The 2006 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2006 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying cash dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. The Company has obtained a number of waivers and amendments to the 2006 Credit Agreement since January 30, 2006. As of December 31, 2006, the Company was in compliance with these covenants, as so amended. Although there can be no assurances, the Company anticipates that, based on current projections, its operating results for fiscal year 2008 will be sufficient to satisfy the financial covenants, as amended, under the 2006 Credit Agreement.

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

For a description of the amendment and waiver agreements entered into by the Company during and subsequent to the three fiscal quarters ended December 31, 2006 with respect to, and affecting, the 2006 Credit Agreement see Note 7, “Credit Agreement,” in the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

For a description of the waiver and consent agreements entered into by the Company during and subsequent to the three fiscal quarters ended December 31, 2006 with respect to, and affecting, the Notes, see Note 8, “Senior Subordinated Indebtedness,” in the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

New Accounting Pronouncements

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

During the fiscal quarter ended December 31, 2006, there were no significant changes related to the Company’s market risk exposure since March 31, 2006.

Item 4.	Controls and Procedures

Pursuant to Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that a material weakness existed in our internal control over financial reporting. As a result of this material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective. It was determined that the material weakness in internal control over financial reporting as of March 31, 2005 related to the fact that we lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements to resolve non-routine or complex accounting matters. This material weakness continued to exist as of December 31, 2006.

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

In connection with the then chief financial officer’s review, and the continued review by a new chief financial officer hired in August 2006, a number of errors were found in the Company’s previously issued Consolidated Financial Statements. The errors are discussed in greater detail in Note 2, “Restatement of Previously Issued Financial Statements,” in the Notes to Consolidated Financial Statements included in the March 31, 2006 10-K. In addition, the audit committee of the Company’s board of directors, aided by an independent law firm and forensic accountants, conducted an inquiry.

Based on further evaluations performed by management with assistance from its consultants, and based on information obtained in connection with the audit committee’s inquiry, management identified additional deficiencies related to the internal control system, including deficiencies in the controls related to the Company’s monthly financial close and financial reporting processes and accounting systems. Specifically, the deficiencies resulted from the absence of the following controls: (i) oversight of accounting and financial reporting personnel; (ii) certain key reconciliation controls; (iii) controls over the appropriate application of generally accepted accounting principles including accounting for income taxes; (iv) review procedures; (v) controls over the ability of financial management to override financial reporting and accounting systems; (vi) controls over information technology system development, program changes, system access and end-user computing; and (vii) an effective control environment. Management evaluated the impact of the deficiencies and has concluded that each of the control deficiencies described above represents a material weakness as of December 31, 2006.

Based on the inquiry commenced by the audit committee and on recommendations made by the audit committee and its advisors, the Company’s board of directors and its senior management implemented a number of remedial actions, including the hiring of a new chief accounting officer and other members of its financial reporting staff, as well as a new executive vice president of consumer marketing responsible for subscription circulation data and processes. Other remedial actions are also being implemented. The Company also continues to take steps to enhance its financial close process and financial reporting system. Although such efforts are well underway, these enhancements will not be considered effective until the remedial process is implemented in full and operational for a period of time, and our principal executive officer and principal financial officer conclude that our disclosure controls and procedures are operating effectively. As of December 31, 2006, therefore, our disclosure controls and procedures continued to be ineffective.

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

There have been no material changes to the Company’s risk factors, as previously disclosed in the Company’s March 31, 2006 10-K in response to Item 1A thereof, during the fiscal quarter ended December 31, 2006.

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

AMERICAN MEDIA OPERATIONS, INC. Registrant

Date: July 3, 2007	/s/ DAVID J. PECKER
David J. Pecker
Chief Executive Officer (principal executive officer)

Date: July 3, 2007	/s/ JOHN F. CRAVEN
John F. Craven
Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.