Form 10-K
period 2007-03-31
AMERICAN MEDIA OPERATIONS INC
filed 2007-08-31
CIK 853927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2007

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

As of July 31, 2007, 7,507.6 shares of registrant’s common stock were outstanding.

Documents Incorporated by Reference

None

AMERICAN MEDIA OPERATIONS, INC.

FORM 10-K

For the Fiscal Year Ended March 31, 2007

		Page(s)
CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS		3
	PART I
Item 1.	Business	4
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20

	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 8.	Financial Statements and Supplementary Data	39
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	78
Item 9A.	Controls and Procedures	78
Item 9B.	Other Information	79

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	79
Item 11.	Executive Compensation	82
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90
Item 13.	Certain Relationships and Related Transactions, and Director Independence	92
Item 14.	Principal Accountant Fees and Services	94

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	95
	Signatures	101

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS

THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER

FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (this “Form 10-K”) to the “Company” or “us,” “we” or “our” are to American Media Operations, Inc. and its subsidiaries. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this Form 10-K are advised that this Form 10-K contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, capital expenditures, capital structure and other financial items, (ii) statements regarding our plans and objectives, including planned introductions of new publications or other products, or estimates or predictions of actions by customers, advertisers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) outcomes of contingencies such as legal or any regulatory proceedings, and (v) statements of assumptions underlying other statements and statements about our business.

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

We are a leading publisher in the field of celebrity journalism and health & fitness magazines. Our publications include Star, Shape, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Muscle & Fitness Hers, Flex, National Enquirer, Globe, Country Weekly, Mira!, Sun, National Examiner, and other publications.

Our magazines comprise approximately 22% of total U.S. and Canadian circulation for audited (by the Audit Bureau of Circulations or “ABC”) weekly publications. Total average newsstand and subscription circulation per issue for all of our publications that are currently published and have a frequency of six or more times per year is approximately 8.0 million copies for fiscal year 2007.

In fiscal year 2007, we derived approximately 57% of our revenues from circulation, predominantly single copy sales in retail outlets, and subscription sales, and the remainder from advertising and other sources. Our publications are distributed primarily by four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Wholesalers distribute the copies to approximately 105,000 retail outlets in the United States and Canada, representing, in the opinion of management, substantially complete coverage of periodical outlets in these countries. The wholesalers also process returns of our publications, bill and collect from the retailers, and make payments to our national distributors. We distribute our publications to the wholesalers with a full right of return, who in turn sell them to retailers with a full right of return. Our national distributors bill and collect funds from wholesalers and remit these funds to us.

In addition to our relationships with our national distributors and wholesalers, we also have relationships with retailers through the following:

•	Rack Costs – We pay a fee to sell our publications in the display racks in the checkout section of supermarkets and other large retailers, typically for three year periods.

•	Display Continuity Allowances (“DCA”) – DCA is a payment that we make directly to the retailer and is similar to slotting fees paid by other industries to supermarkets.

•

Retail Display Allowance (“RDA”) – We make this payment directly to the retailers based upon quarterly claim forms that they submit to us. In general, RDA payments are equal to 10% of the cover price for each magazine sold.

•

Retail Display Pockets (“RDP”) – We pay this fixed per pocket fee directly to retailers. This fee is similar to RDA, except that the amount is fixed per pocket. We pay either RDA or RDP to a particular retailer, but not both.

Subscription revenues are derived from copies mailed to our subscribers. We outsource our subscription fulfillment services to a third party. Advertising revenues are derived from customer advertisements placed in our publications.

Distribution Services, Inc. (“DSI”), our wholly owned subsidiary, arranges for the placement of our publications and third-party publications with retailers and monitors through its merchandising staff that these publications are properly displayed in stores, primarily large supermarkets and major retail chains such as Wal-Mart and Target. DSI coordinates (also known as acting as a “category captain”) the racking of magazine fixtures for selected retailers. In addition, DSI provides sales of marketing, merchandising and information gathering services for third parties including non-magazine clients.

Corporate History

On May 7, 1999, all of the common stock of Media was purchased by EMP Group L.L.C. (the “LLC”), a Delaware limited liability company, pursuant to a merger of Media and EMP Acquisition Corp. (“EMP”), a wholly owned subsidiary of the LLC. Upon consummation of this transaction, EMP was merged with and into Media (the “Merger”) resulting in a change in ownership control of both Media and the Company. As a result of this change in control, as of May 7, 1999, we reflected a new basis of accounting that included the elimination of historical amounts of certain assets and liabilities and the revaluation of certain of our tangible and intangible assets at fair value.

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

On April 17, 2003, we completed a series of transactions whereby principals and affiliates of Evercore Partners LLP (“Evercore”) and Thomas H. Lee Partners (“T.H. Lee”), David J. Pecker, Chief Executive Officer of the Company, and other members of the Company’s management and certain other investors contributed approximately $434.6 million in cash and existing ownership interests of the LLC, our ultimate parent, valued at approximately $73.3 million, to a merger vehicle which was merged with and into the LLC in exchange for newly issued ownership interests of the LLC. These transactions are referred to collectively as the “Recapitalization” in this Form 10-K. Please see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for a summary of our ownership structure and Note 17, “Capital Stock,” in the Notes to Consolidated Financial Statements included in Item 8 herein.

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

Unless otherwise indicated, all average circulation information for our publications is an average of actual single copy circulation and subscription copies for fiscal year 2007. All references to “circulation” are to single copy and subscription circulation, unless otherwise specified.

Segment Information

We have aggregated our business into five reporting segments: Celebrity Publications, Newspaper Publications, Women’s Health and Fitness Publications, Distribution Services and Corporate/Other. The aggregation of our business is based upon our publications having the following similarities: economic characteristics including gross margins, types of products and services, types of production processes, type or class of customer, and method of distribution, as required by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” For a discussion of certain financial information relating to these reporting segments, see Note 14, “Business Segment Information,” in the Notes to Consolidated Financial Statements included in Item 8 herein.

CELEBRITY PUBLICATIONS SEGMENT

Our Celebrity Publications segment aggregates the following titles, which have leading market positions in the categories they serve.

•

Star is a weekly celebrity news-based glossy magazine dedicated to covering the stars of movies, television and music. Star’s editorial content also incorporates fashion, beauty and accessories. Star sells on average 730,000 single copies per week and has a total average weekly circulation of approximately 1.6 million copies, including subscriptions, and an estimated total weekly readership of 11.4 million.

•

Country Weekly is an entertainment magazine presenting every aspect of country music celebrities and their lifestyles, events and personalities, and has the highest bi-weekly circulation of any such magazine in its category. Country Weekly is a bi-weekly publication and has an average single copy circulation of 122,000 copies, with a total average bi-weekly circulation of approximately 439,000 copies, including subscriptions, and an estimated total bi-weekly readership of 3.4 million.

On June 14, 2006, we announced that we were implementing a strategy to refocus our business and devote our full resources to growing our core brands. As part of this strategy, we announced that we will explore the sale of our five market-leading special interest titles, including one title in our Celebrity Publications segment: Country Weekly. This publication represented total revenues and operating loss of $14.1 million and $11.3 million, respectively, for fiscal year 2007. Operating loss includes a provision for impairment of intangible assets and goodwill of $12.3 million. As a result of the restatement of the Company’s financial statements for the fiscal year ended March 31, 2005 and the fiscal quarters ended June 30, 2005 and September 30, 2005 (the “Restatement”) and until the Company becomes current with its filings with the Securities and Exchange Commission (“SEC”), the implementation of this strategy has been delayed.

Circulation

The following table sets forth average circulation (per issue) and U.S. cover prices for our Celebrity Publications segment for the fiscal years 2005, 2006 and 2007.

	For Fiscal Year Ended
	March 31, 2005		March 31, 2006		March 31, 2007
	(Circulation data in thousands)
Celebrity Publications Segment
Star
Total Circulation	1,317		1,432		1,556
Subscription Circulation	428		584		826
Single Copy Circulation	889	(2)	848	(2)	730	(5)
Cover Price	$3.29	(1)	$3.49	(1)	$3.49
Country Weekly
Total Circulation	443		447		439
Subscription Circulation	296		306		317
Single Copy Circulation	147	(3)	141	(4)	122	(6)
Cover Price	$2.99	(1)	$2.99		$3.49	(1)

(1)	Effective for the April 12, 2004 issue, we expanded Star to 96 pages and rolled out Star as a glossy consumer magazine on a national basis. Effective for the May 10, 2004 issue, we increased the U.S. cover price on Star from $2.99 to $3.29, then to $3.49 effective for the July 11, 2005 issue. Effective for the August 3, 2004 issue, we reduced Country Weekly to 72 pages from 96 pages. Accompanying this, we reduced the U.S. cover price of Country Weekly to $3.49, then to $2.99 effective for the January 31, 2005 issue. Effective for the October 9, 2006 issue, we increased the U.S. cover price of Country Weekly to $3.49.

(2)	Amount includes two expanded issues for Star that included 108 pages versus a regular issue of 96 pages and priced at $3.99.

(3)	Amount includes nine expanded issues for Country Weekly that included 96 pages versus a regular issue of 72 pages and priced at $3.99.

(4)	Amount includes four expanded issues for Country Weekly that included 84 pages versus a regular issue of 72 pages and priced at $3.49.

(5)	Amount includes eight reduced issues for Star that included 84 pages versus a regular issue of 96 pages and priced at $3.49.

(6)	Amount includes one expanded issue for Country Weekly that included 84 pages versus a regular issue of 72 pages and priced at $3.99.

Subscription Sales

Our overall strategy with respect to subscriptions is to obtain the most cost-efficient subscriptions in meeting our circulation rate base. To accomplish this strategy, we focus on magazine specific sales of our titles through inserts, direct mailings, in-house advertisements and third party agents.

Advertising Revenue

Our advertising revenue is generated by national advertisers, including sports nutrition products, automotive, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, fashion, and direct response.

Competition

Each of our Celebrity Publications faces competition in its subject area from a variety of publishers and competes for readers on the basis of the quality of its targeted editorial content. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results. As part of our re-launch of Star as a 96 page glossy magazine in fiscal year 2005, we moved the displays of Star in most retail outlets to be next to People magazine and away from our newspaper publications. We believe that our most significant direct competitors in the celebrity print media are Time Warner Inc. (which publishes People, In Style and Entertainment Weekly), Wenner Media, Inc. (which publishes US Weekly), Bauer Publishing (which publishes In-Touch and Life & Style), and Northern & Shell North America Ltd. (which publishes OK!). Competition for Country Weekly is primarily from two national cable networks, CMT (Country Music Television) and Great American Country, along with their respective web sites.

NEWSPAPER PUBLICATIONS SEGMENT

Our Newspaper Publications segment aggregation includes the following titles, which have leading market positions in the categories they serve.

•

National Enquirer is a weekly general interest publication with an editorial content devoted to celebrities, investigative reporting, human interest stories and articles covering lifestyle topics such as crime, health, fashion and beauty. We sell approximately 784,000 single copies of National Enquirer per week primarily in the United States and Canada. National Enquirer has a total average weekly circulation of approximately 1.1 million copies, including subscriptions, and an estimated total weekly readership of 8.4 million.

•

Globe is a weekly newspaper with celebrity features that are less mainstream and more hard-hitting than National Enquirer, with a greater emphasis on investigative crime stories. Globe has an average weekly single copy circulation of 386,000 copies, with a total average weekly circulation of approximately 479,000 copies, including subscriptions, and an estimated total weekly readership of 1.4 million.

•

National Examiner’s editorial content consists of celebrity and human-interest stories, differentiating it from the other titles through its upbeat positioning as the “gossip, contests, women’s service and good news” newspaper. National Examiner has an average weekly single copy circulation of 158,000 copies, with a total average weekly circulation of approximately 183,000 copies, including subscriptions, and an estimated total weekly readership of 1.5 million.

Circulation

The following table sets forth average circulation (per issue) and U.S. cover prices for our Newspaper Publications segment for the fiscal years 2005, 2006 and 2007.

	For Fiscal Year Ended
	March 31, 2005		March 31, 2006		March 31, 2007
	(Circulation data in thousands)
Newspaper Publications Segment
National Enquirer
Single Copy Circulation	965	(2)	802	(3)	784	(5)
Cover Price	$2.69	(1)	$2.99	(1)	$3.29	(1)
Globe
Single Copy Circulation	458	(2)	410	(4)	386	(6)
Cover Price	$2.49	(1)	$2.99	(1)	$3.29	(1)
National Examiner
Single Copy Circulation	207	(4)	185	(4)	158	(7)
Cover Price	$2.19		$2.29	(1)	$2.29

(1)	Effective for the April 12, 2004 issue, we increased the U.S. cover price on National Enquirer from $2.35 to $2.65, then to $2.69 effective for the October 11, 2004 issue, then to $2.99 effective for the April 18, 2005 issue. We increased the U.S. cover price on National Enquirer from $2.99 to $3.29 effective for the April 2, 2007 issue. Effective for the October 11, 2004 issue, we increased the U.S. cover price on Globe from $2.35 to $2.39, then to $2.49 effective for the February 7, 2005 issue. Effective for the May 2, 2005 issue, we increased the U.S. cover price on Globe from $2.49 to $2.69, then effective for the August 22, 2005 issue from $2.69 to $2.79, then to $2.99 effective for the February 13, 2006 issue. We increased the U.S. cover price on Globe to $3.29 effective for the April 2, 2007 issue. We increased the U.S. cover price of National Examiner from $2.19 to $2.29 effective for the April 11, 2005 issue.

(2)	Amount includes twelve expanded issues of National Enquirer that included 84 pages versus a regular issue of 60 pages and priced at $2.99. Amount includes twelve expanded issues of Globe that included 84 pages versus a regular issue of 60 pages and priced at $2.99.

(3)	Amount includes two expanded issues of National Enquirer that included 84 pages versus a regular issue of 60 and 72 pages and priced at $3.29.

(4)	Amount includes ten expanded issues of Globe that included 84 pages versus a regular issue of 60 pages and priced at $2.99. Amount includes twelve issues for National Examiner that included 72 pages versus a regular issue of 48 pages priced at $2.99.

(5)	Amount includes two expanded issues of National Enquirer that included 72 pages versus a regular issue of 60 pages and priced at $2.99.

(6)	Effective for the August 21, 2006 issue, we decreased the number of pages of Globe from 72 pages to 56 pages.

(7)	Amount includes five expanded issues of National Examiner that included 72 pages versus a regular issue of 48 pages and priced at $2.99.

Competition

National Enquirer, Globe, and National Examiner compete in varying degrees with other publications sold at retailers’ checkout counters, as well as forms of media concentrating on celebrity news, such as internet sites, certain newspapers, magazines and television and radio programs. We believe that historical declines in single copy circulation of National Enquirer, Globe, and National Examiner have resulted in part from increased competition from these publications and other forms of media. Competition for circulation is largely based upon the content of the publication, its placement in retail outlets and its price. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results.

WOMEN’S HEALTH AND FITNESS PUBLICATIONS SEGMENT

Our Women’s Health and Fitness Publications segment aggregates the following titles, which have leading market positions in the categories they serve.

•

Shape is the leader in circulation and advertising revenues in the women’s active lifestyle and health and fitness category. Shape’s mission is to help women lead a healthier lifestyle by providing information on exercise techniques, nutrition, psychology and other inspirational topics, while also offering extensive beauty and fashion coverage. The magazine was named to Adweek’s Hot List in 2003, 2004 and 2005. Shape has a total average monthly circulation of approximately 1.7 million copies, including monthly subscriptions of 1.4 million, and an estimated total monthly readership of 5.8 million.

•

Fit Pregnancy was spun off from Shape in 1995. Fit Pregnancy’s editorial focus makes it a premier lifestyle magazine for Shape women during pregnancy and the first six months after childbirth. Fit Pregnancy delivers authoritative information on health, fashion, food and fitness. Fit Pregnancy recently increased its editorial emphasis on the two-year postpartum period and as a result has expanded its postnatal products advertising. Fit Pregnancy has a total average bi-monthly circulation of approximately 504,000 copies, including bi-monthly subscriptions of 434,000, and an estimated total bi-monthly readership of 2.5 million.

Circulation

The following table sets forth average circulation (per issue) and U.S. cover prices for our Women’s Health and Fitness Publications segment for the fiscal years 2005, 2006 and 2007.

	For Fiscal Year Ended
	March 31, 2005	March 31, 2006	March 31, 2007
	(Circulation data in thousands)
Women’s Health and Fitness Publications Segment
Shape
Total Circulation	1,642	1,675	1,709
Subscription Circulation	1,286	1,338	1,360
Single Copy Circulation	356	337	349
Cover Price	$3.99	$3.99	$3.99
Fit Pregnancy
Total Circulation	495	505	504
Subscription Circulation	407	422	434
Single Copy Circulation	88	83	70
Cover Price	$4.95	$4.95	$4.95

Subscription Sales

Our overall strategy with respect to subscriptions is to obtain the most cost-efficient subscriptions in meeting our circulation rate base. To accomplish this strategy, we focus on magazine specific sales of our titles through inserts, direct mailings, in-house advertisements and third party agents.

Advertising Revenue

Our advertising revenue is generated by national advertisers, including sports nutrition products, automotive, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, fashion and direct response. Advertising revenue is typically lowest in the third quarter of our fiscal year due to seasonality.

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

In addition to the services DSI provides for our publications, DSI acts as a “category captain” for approximately 47% (based on our estimates) of all new front-end racking programs. This represents approximately 53% (based on our estimates) of all the racks placed annually in the United States and Canada by supermarkets and other retailers. Recently, DSI has begun to leverage its network of field representatives, which are regularly in retail outlets performing its services, by expanding its services to provide merchandising, resetting of rack programs and other information gathering services to consumer product companies outside the publishing industry. We have expanded the distribution of our magazine titles since the acquisition of the Weider Properties utilizing DSI’s retail relationships.

Approximately every three years, supermarkets and other retailers typically redesign their front-end racks, generally as part of store renovations or new store openings. As a “category captain,” DSI is selected by retailers to coordinate the selection and positioning of magazines on the retailers’ racks. Publishers, including the Company, which are allocated space on a rack, enter into contracts directly with the retailer for the payment of fees (rack costs) or other charges with respect to that space. DSI uses its role as “category captain” of new front-end rack programs initiated annually by retailers in the United States to achieve better placement of our publications and of the publications of DSI’s third-party publishing clients.

Some of DSI’s third-party publishing clients include Hachette Filipacchi, which publishes Woman’s Day and Elle; Newsweek, Inc., which publishes Newsweek; Bauer Publishing, which publishes First for Women, Woman’s World, Life & Style and In-Touch; Rodale, Inc., which publishes Prevention, Men’s Health and Best Life; General Mills, which publishes Pillsbury and Betty Crocker; and New York Magazine Holdings, which publishes New York Magazine and specials. Some of DSI’s third-party non-publishing clients include Kroger, Safeway, Source Interlink and Frontline Marketing, Inc.

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

•

Muscle & Fitness is the preeminent monthly fitness training magazine, appealing to exercise enthusiasts and athletes of all ages, especially those focused on resistance training, body fat control and sports nutrition. Muscle & Fitness has 67 years of brand equity and has served as a successful brand extension foundation for new titles. Muscle & Fitness has a total average monthly circulation of approximately 453,000 copies, including monthly subscriptions of 286,000, and an estimated total monthly readership of 7.0 million.

•

Men’s Fitness is a leading monthly magazine for men 18-34 years old with active lifestyles. The magazine promotes a multi-training approach towards exercise and nutrition, while also offering information and advice in the areas of career, relationships, fashion and sports. Men’s Fitness has a total average monthly circulation of approximately 727,000 copies, including monthly subscriptions of 610,000, and an estimated total monthly readership of 7.8 million.

•

Muscle & Fitness Hers is designed for the active woman who demands more out of fitness. Muscle & Fitness Hers delivers a competitive edge for expert training, nutrition, health, beauty and fashion tips for today’s woman. Our readers work to maintain a healthy lifestyle that exists not only in the health clubs but extends to their personal relationships as well. Muscle & Fitness Hers readers are college educated, professional, fitness enthusiasts. The Muscle & Fitness Hers reader is a fashion savvy trendsetter who invests time and money in brand awareness. Muscle & Fitness Hers had a fiscal year 2007 bi-monthly circulation of approximately 106,000 copies and an estimated total bi-monthly readership of 528,000. During fiscal year 2006, Muscle & Fitness Hers was published quarterly.

•

Flex, which was spun off from Muscle & Fitness in 1983, is a monthly magazine devoted to professional bodybuilding. The magazine delivers nutrition and performance science information for bodybuilding enthusiasts. As Flex is a premier title in the bodybuilding segment it receives a significant share of advertising devoted to the sports nutritional and vitamin business. Flex has a total average monthly circulation of approximately 113,000 copies, including monthly subscriptions of 42,500, and an estimated total monthly readership of 799,000.

•

Natural Health, published for more than 30 years, is a leading wellness magazine published ten times a year, offering readers practical information to benefit from the latest scientific knowledge and advancements in the field of natural health, including advice to improve beauty and fitness. Natural Health has a total average circulation per issue of approximately 368,000 copies, including subscriptions of 314,000, and an estimated total readership of 1.8 million.

•

Weekly World News is a newspaper devoted to the publication of strange and supernatural stories presented in a tongue-in-cheek fashion. There is much humorous original content and the paper has created several characters that have become staples of pop culture. Weekly World News has an average weekly single copy circulation of 56,000 copies, with a total average weekly circulation of approximately 66,000 copies, including subscriptions, and an estimated total weekly readership of 527,000. At its July 19, 2007 meeting, the Board of Directors of the Company decided to discontinue the publication of Weekly World News effective with the August 27, 2007 issue.

•

Sun is a newspaper whose editorial content is skewed to an older target audience and focuses on religion, health, holistic remedies, predictions and prophecies. Sun also includes entertaining and unusual articles from around the world. Sun has a total average weekly circulation of approximately 69,000 copies, including subscriptions, and an estimated total weekly readership of 553,000.

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

On June 14, 2006, we announced that we were implementing a strategy to refocus our business and devote our full resources to growing our core brands. As part of this strategy, we announced that we will explore the sale of our five market-leading special interest titles, including four titles in our Corporate/Other segment: Muscle & Fitness, Muscle & Fitness Hers, Flex and Mira!. These publications represented total revenues and operating loss of $69.4 million and $26.7 million, respectively, for fiscal year 2007. Operating loss includes a provision for impairment of intangible assets and goodwill of $55.0 million. As a result of the Restatement and until the Company becomes current with its filings with the SEC, the implementation of this strategy has been delayed.

Circulation

The following table sets forth average circulation (per issue) and U.S. cover prices for our Corporate/Other segment publications for the fiscal years 2005, 2006 and 2007.

	For Fiscal Year Ended
	March 31, 2005		March 31, 2006		March 31, 2007
	(Circulation data in thousands)
Corporate/Other Segment
Muscle & Fitness
Total Circulation	444		452		453
Subscription Circulation	263		289		286
Single Copy Circulation	181		163		167
Cover Price	$4.99		$5.99	(1)	$5.99
Men’s Fitness
Total Circulation	651		662		727
Subscription Circulation	529		546		610
Single Copy Circulation	122		116		117
Cover Price	$3.99		$3.99		$3.99
Muscle & Fitness Hers
Total Circulation	216		104		106
Subscription Circulation	102		—		15
Single Copy Circulation	114		104		91
Cover Price	$3.99		$4.99	(1)	$4.99
Flex
Total Circulation	133		110		113
Subscription Circulation	50		39		43
Single Copy Circulation	83		71		70
Cover Price	$4.99		$5.99	(1)	$5.99
Natural Health
Total Circulation	311		385		368
Subscription Circulation	256		326		314
Single Copy Circulation	55		59		54
Cover Price	$3.95		$3.95		$3.95
Weekly World News
Single Copy Circulation	122	(3)	83		56
Cover Price	$2.99	(2)	$2.99		$2.99
Sun
Single Copy Circulation	94	(4)	76		62
Cover Price	$2.99	(2)	$2.99		$2.99
Mira!
Single Copy Circulation	88	(5)	84		85
Cover Price	$1.99		$2.19	(2)	$2.49	(2)

(1)	We increased the U.S. cover price on Muscle & Fitness from $4.99 to $5.99 effective for the July 2005 issue. Subsequent to fiscal year 2007, we increased the U.S. cover price on Muscle & Fitness from $5.99 to $6.99 effective for the May 2007 issue. We increased the U.S. cover price of Muscle & Fitness Hers from $3.99 to $5.99 effective for the Summer 2005 issue and then we reduced the U.S. cover price to $4.99 effective for the November/December 2005 issue. We increased the U.S. cover price on Flex from $4.99 to $5.99 effective for the July 2005 issue. Subsequent to fiscal year 2007, we increased the U.S. cover price on Flex from $5.99 to $6.99 effective for the May 2007 issue.

(2)	Effective for the November 8, 2004 issue, we expanded Weekly World News and Sun to 72 pages. Accompanying this, we increased the U.S. cover price on each of Weekly World News and Sun from $1.99 to $2.99. We increased the U.S. cover price of Mira! from $1.99 to $2.19 effective with the August 22, 2005 issue, then to $2.49 effective for the October 2, 2006 issue.

(3)	Amount includes seven expanded issues of Weekly World News that included 72 pages versus a regular issue of 48 pages and priced at $2.99.

(4)	Amount includes seven expanded issues of Sun that included 72 pages versus a regular issue of 48 pages and priced at $2.99.

(5)	Amount includes three expanded issues of Mira! that included 72 pages versus a regular issue of 60 pages and priced at $2.99.

Subscription Sales

Our overall strategy with respect to subscriptions is to obtain the most cost-efficient subscriptions in meeting our circulation rate base. To accomplish this strategy, we focus on magazine specific sales of our titles through inserts, direct mailings, in-house advertisements and third party agents.

Advertising Revenue

Our advertising revenue is generated by national advertisers, including sports nutrition products, automotive, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, fashion, tobacco and direct response. Advertising revenue is typically lowest in the third quarter of our fiscal year due to seasonality.

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

Mira!, Sun and Weekly World News compete in varying degrees with other publications sold at retailers’ checkout counters, as well as forms of media concentrating on celebrity news, such as certain newspapers, magazines and television and radio programs. We believe that historical declines in single copy circulation of Mira!, Sun and Weekly World News, have resulted in part from increased competition from these publications and other forms of media. Competition for circulation is largely based upon the content of the publication, its placement in retail outlets and its price. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results.

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

Corporate overhead includes production and circulation department costs, and support departments such as information technology, accounting, legal, and human resources and administration.

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

We have a pre-press agreement expiring in our fiscal year 2016 with RR Donnelley for Shape, Men’s Fitness, Muscle & Fitness Hers, Fit Pregnancy, Muscle & Fitness, Flex, and Natural Health. All other titles are under a pre-press contract with Vertis, Inc. (“Vertis”) expiring in our fiscal year 2012. See Note 10, “Related Party Transactions,” in the Notes to Consolidated Financial Statements included in Item 8 herein for a discussion of our pre-press contract with Vertis.

We believe our relationships with our pre-press and printing companies are adequate and that there are printing and pre-press facilities available elsewhere, should the need arise.

Once printed, the newsstand copies are transported by unrelated third parties and distributed primarily by four wholesalers. We estimate that these four wholesalers represent 85% of the newsstand distribution market, while the remaining 15% are represented by several smaller wholesalers. In fiscal year 2007, three wholesalers (Anderson News Company, The News Group, L.P. and Chas. Levy Circulating Company) each accounted for operating revenue greater than 10% of our total operating revenue and in the aggregate accounted for approximately 37% of our total operating revenue. Wholesalers deliver the copies to approximately 105,000 retail sales locations. Subscription copies are distributed primarily by the United States Postal Service.

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

EMPLOYEE RELATIONS

At March 31, 2007, we employed approximately 1,322 persons equivalent to full-time employees (each, an “FTE”), of which 83 FTEs are in our Celebrity Publications segment, 70 FTEs are in our Newspaper Publications segment, 77 FTEs are in our Women’s Health and Fitness Publications segment, 730 FTEs are in our Distribution Services segment and 362 FTEs are in our Corporate/Other segment. None of our employees are represented by any union or other labor organization. We have had no strikes or work stoppages during the last five years. We believe that our relations with our employees are good.

Item 1A.	Risk Factors

Our business faces many risks. We have described below the material risks that we face. There may be additional risks that we do not yet know of or that we do not currently perceive to be material that may also impact our business. Each of the risks and uncertainties described below could lead to events or circumstances that have a material adverse effect on our business, results of operations, cash flows, financial condition and business prospects, which in turn could negatively affect the value of the Company.

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

OUR SUBSTANTIAL DEBT COULD IMPAIR OUR ABILITY TO OPERATE AND EXPOSE US TO CERTAIN RISKS.

Our future performance could be affected by our substantial amount of debt. As of June 30, 2007, our total principal amount of outstanding debt was approximately $1.1 billion, consisting of $510.0 million principal amount of debt under our credit facility and $550.0 million principal amount of two series of senior subordinated notes under our indentures. In addition, subject to certain exceptions, the covenants in our credit facility restrict us from paying cash dividends, incurring additional debt, entering into certain mergers or consolidations, making capital expenditures and selling or otherwise disposing of assets. See Note 6, “Credit Agreement,” and Note 7, “Senior Subordinated Indebtedness,” to the Notes to Consolidated Financial Statements included in Item 8 herein for a discussion of certain waivers we have obtained.

Our high level of debt could have important consequences for the Company, including the following:

•

we may have difficulty refinancing our debt in the future for working capital, capital expenditures, acquisitions or other purposes and the terms of any such refinancing, if available at all, may be less favorable to us than the terms of our existing debt;

•

the money generated by our operations for fiscal year 2007 was insufficient to fully pay interest on our debt under our credit facility and our senior subordinated notes, requiring us to fund the difference from other working capital;

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

Obligations under our credit facility are secured by substantially all of our assets and the assets of all of our domestic subsidiaries. In addition, our obligations under our credit facility are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, substantially all of our existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of our subsequently acquired or organized subsidiaries. If we or one of our restricted subsidiaries are declared bankrupt or insolvent or if we default under our credit facility, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such debt, the lenders could foreclose on the pledged stock of our subsidiaries and on the assets in which they have been granted a security interest, even if an event of default exists under either series of our senior subordinated notes at such time.

OUR FAILURE TO COMPLY WITH CERTAIN REPORTING COVENANTS UNDER THE INSTRUMENTS GOVERNING OUR DEBT MAY RESULT IN THE ACCELERATION OF OUR DEBT.

Under our indentures, we are required to timely file our periodic reports with the SEC and provide them to the trustees and holders of our senior subordinated notes. On May 15, 2007, we received consents from the holders of a majority in principal amount of each series of our senior subordinated notes that permitted us to amend our indentures to extend the date by which we are required to file certain of our periodic reports with the SEC and provide them to the trustees and holders of our senior subordinated notes. As a result of these consents, we obtained an extension of the period in which we could file our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 until October 1, 2007. Upon notice and in return for a cash payment to the holders of the senior subordinated notes, we can further extend the filing date for such quarterly report to October 31, 2007.

Under our credit facility, we are required to furnish the lenders with audited financial statements for each of our fiscal years within 90 days after the end of that fiscal year and interim financial statements for each of the first three quarters of each of our fiscal years within 60 days after the end of that quarter. We have received waivers from the lenders under our credit facility to extend the deadlines for delivery of our financial statements for the fiscal quarter ended June 30, 2007 to the earlier of (A) the date that is 30 days following delivery of the financial statements for the fiscal year ended March 31, 2007 and (B) September 30, 2007. The lenders have also waived the cross-default provision triggered by the failure to file our periodic reports for such periods, unless a notice of default is delivered under our indentures as a result of any such failure or the trustee or the requisite holders of our senior subordinated notes otherwise commence any proceeding with respect to the exercise of any material rights or remedies that may be exercised based upon any such failure.

Accordingly, the failure to file or deliver any of these periodic reports would become a default under our indentures or our credit agreement dated as of January 30, 2006, as amended (the “2006 Credit Agreement”). This failure to file or deliver could result in a notice of default which would trigger a 30-day grace period at the end of which the lenders or trustees and holders of our senior subordinated notes would have the right to accelerate the maturity of our debt. If any such acceleration were to occur, we may be unable to meet our payment obligations. We cannot assure you that under such circumstances we would be able to refinance our debt, whether through the capital markets or otherwise, on commercially reasonable terms, or at all.

WE MAY NOT BE ABLE TO REALIZE EXPECTED BENEFITS FROM COST SAVINGS AND REVENUE ENHANCEMENT INITIATIVES.

We have implemented certain cost savings initiatives and revenue enhancement opportunities during the quarter ended March 31, 2007 that are expected to result in $19.0 million to $20.0 million of cost savings and $17.0 million to $18.0 million of revenue enhancements during fiscal year 2008. Cost savings include the rationalization of unprofitable subscriptions, production savings and headcount reductions. Revenue enhancements include cover price increases on selected titles other than Star, advertising rate increases in our Newspaper, Women’s Health and Fitness and Celebrity Publications other than Star and certain online initiatives that require minimal investment. As of June 30, 2007, we believe that the above-mentioned cost savings initiatives and revenue enhancement opportunities are on track to be achieved during fiscal year 2008. We may not ultimately be able to realize some or all of these initiatives.

A DOWNGRADE IN THE RATINGS OF THE SECURITIES OF OUR COMPANY COULD RESULT IN INCREASED INTEREST AND OTHER FINANCIAL EXPENSES RELATED TO FUTURE BORROWINGS OF OUR COMPANY AND COULD RESTRICT OUR ACCESS TO ADDITIONAL CAPITAL OR TRADE CREDIT.

Standard and Poor’s Ratings Services and Moody’s Investors Service maintain credit ratings on us. At June 30, 2007, our short- and long-term debt was rated “CCC-” by Standard & Poor’s Rating Services and “Caa2” by Moody’s. Each of these ratings is currently below investment grade. Any decision by these or other ratings agencies to downgrade such ratings in the future could result in increased interest and other financial expenses relating to our future borrowings and could restrict our ability to obtain additional financing on satisfactory terms. In addition, any downgrade could restrict our access to, and negatively impact the terms of, trade credit extended by our suppliers of materials.

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

WE OPERATE IN A VERY COMPETITIVE BUSINESS ENVIRONMENT.

Star, National Enquirer, Globe, National Examiner, Weekly World News, Sun, Mira! and Country Weekly compete in varying degrees with other publications sold at retailers’ checkout counters, as well as forms of media concentrating on celebrity news, such as certain newspapers, magazines and television and radio programs. We believe that historical declines in single copy circulation of National Enquirer, Globe and National Examiner have resulted in part from increased competition from these publications and forms of media. Competition for circulation is largely based upon the content of the publication, its placement in retail outlets and its price. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results. Certain of our competitors have substantially larger operating staffs, greater capital resources and greater revenues from their publications. In this respect, we may be at a competitive disadvantage with such entities. We believe that currently our most significant direct competitors in the print media are Time Warner Inc. (which publishes People, In Style and Entertainment Weekly), Wenner Media, Inc. (which publishes US Weekly and Men’s Journal), Rodale Inc. (which publishes Men’s Health and Women’s Health), Bauer Publishing (which publishes In-Touch and Life & Style), Conde Nast Publications, Inc. (which publishes Self) and Northern & Shell North America Ltd. (which publishes OK!). As use of the Internet and new on-line ventures focusing on celebrity news increase, we will face additional competition.

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

IF OUR GOODWILL OR OTHER IDENTIFIABLE INTANGIBLE ASSETS BECOME IMPAIRED, WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS.

As of March 31, 2007, the net book value of our goodwill and other identifiable intangible assets was approximately $787 million. Accounting rules require us to record a charge against our earnings to the extent that any of these assets are impaired. Accordingly, impairment of our goodwill, tradenames, covenants not to compete, subscriber lists, advertising relationships, non-subscriber customer relationships or the impairment of other intangible assets due to litigation, obsolescence, competitive factors or other reasons could result in a material charge against our earnings and have a material adverse effect on our results of operations. During the third fiscal quarter ended December 31, 2006, various tradenames, goodwill and other identified intangibles were revalued and determined to be impaired. The impairment charges recorded in the third quarter of fiscal year 2007 were $75.7 million relating to tradenames, $236.2 million relating to goodwill and $0.7 million relating to other identified intangibles.

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

WE MAY NOT BE ABLE TO IMPLEMENT AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results and reputation may be harmed. We identified that a material weakness in the design of internal controls over financial reporting existed at March 31, 2005 because we lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements to resolve non-routine or complex accounting matters. Subsequently, we also identified a number of errors in our financial statements which we restated in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Based on further evaluations performed by management with assistance from the Company’s consultants, and based on information obtained in connection with the inquiry performed by the Company’s audit committee in connection with the Restatement, management identified additional deficiencies related to the control environment, including deficiencies in the controls related to the Company’s monthly financial close and financial reporting processes and accounting systems, which are described in greater detail in Item 9A, “Controls and Procedures.” Management evaluated the impact of the deficiencies and has concluded that each of these deficiencies represents a material weakness. We are in the process of adding additional personnel to our financial staff and taking other steps to enhance our financial close process and financial reporting system in an effort to remediate these material weaknesses.

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

WE MAY SUFFER CREDIT LOSSES THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

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

OUR SINGLE COPY REVENUES CONSIST OF COPIES SOLD PRIMARILY TO FOUR WHOLESALERS.

Single copy revenues consist of copies distributed primarily by four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. In fiscal year 2007, three wholesalers (Anderson News Company, The News Group, L.P. and Chas Levy Circulating Company) each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for approximately 37% of our total operating revenue. We have service agreements with our wholesalers, which provide incentives to maintain certain levels of service. Three of these wholesaler service agreements require at least 120 days’ prior notice of termination, with terms expiring on December 31, 2007. The fourth wholesaler service agreement requires at least 60 days’ prior notice of termination, with a term expiring on December 31, 2007.

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

The following table sets forth certain information with respect to our principal locations as of June 30, 2007. All such locations are leased. We consider the locations presently used for our operations as adequate for our present needs.

Location	Principal Use	Approximate Square Feet	Lease Expiration Date
Boca Raton, FL 1000 American Media Way	Executive, editorial, and administrative offices for our Newspaper Publications and Corporate/Other segments	55,660	Lease expires in 2012
New York, NY One Park Avenue	Executive, editorial, sales and administrative offices for all of our segments except our Distribution Services segment	76,330	Lease expires in 2011 (sublease expires in 2010)

Woodland Hills, CA 21100 Erwin Street	Editorial and sales offices for our Women’s Health and Fitness Publications and Corporate/Other segments	28,893	Lease expires in 2008

Delray Beach, FL 190 Congress Park Drive	Administrative offices for our Distribution Services segment	16,362	Lease expires in 2007

Item 3.	Legal Proceedings

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

No items were submitted to a vote of our security holder during the fourth quarter of fiscal year 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is wholly owned by Media. The covenants in our credit facility restrict us from paying cash dividends, and we did not make any dividend payments in fiscal years 2006 and 2007.

Item 6.	Selected Financial Data

The selected financial data for each of the five fiscal years in the period ended March 31, 2007 below have been derived from the consolidated financial statements of the Company, which have been audited by an independent registered public accounting firm. The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company’s Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Form 10-K.

	Fiscal Year Ended
	March 25, 2003 (1)	March 29, 2004	March 31, 2005 (2)	March 31, 2006	March 31, 2007
Statement of Income (Loss) Data:
Operating revenues	$377,014	$485,146	$499,112	$484,576	$474,426
Operating expenses (3)	283,163	380,906	429,066	581,358	735,556

Operating income (loss)	93,851	104,240	70,046	(96,782)	(261,130)
Gain (loss) on insurance settlement	8,153	(740)	—	—	—
Interest expense	(55,146)	(68,380)	(78,945)	(86,026)	(97,435)
Amortization of deferred debt costs	(4,919)	(6,621)	(6,568)	(10,727)	(7,987)
Other income (loss), net (4)	445	(153)	(57)	1,712	2,512

Income (loss) before provision (benefit) for income taxes and loss from discontinued operations	42,384	28,346	(15,524)	(191,823)	(364,040)
Provision (benefit) for income taxes	21,164	13,291	(4,465)	(42,873)	(22,936)

Income (loss) from continuing operations	21,220	15,055	(11,059)	(148,950)	(341,104)
Loss from discontinued operations, net of income taxes (5)	(1,027)	(2,087)	(2,773)	(11,935)	(2,694)

Net income (loss)	$20,193	$12,968	$(13,832)	$(160,885)	$(343,798)

Balance Sheet Data:
Total assets	$1,486,352	$1,473,659	$1,444,970	$1,289,314	$979,283
Property and equipment, net	$24,863	$23,994	$17,806	$10,590	$6,906
Deferred rack costs, net	$22,262	$23,405	$15,019	$20,943	$11,838
Goodwill and other identified intangibles, net	$1,288,013	$1,276,463	$1,262,365	$1,108,330	$786,867
Total debt (6)	$1,020,183	$990,922	$974,409	$1,000,321	$1,060,217
Total stockholder’s equity (deficit)	$162,731	$184,408	$170,468	$9,324	$(334,417)
Other Data:
Depreciation of property and equipment	$6,380	$10,316	$11,120	$11,531	$6,218
Amortization of deferred rack costs	$18,496	$19,062	$20,843	$18,632	$17,204

(1)	Includes 8 weeks of operations of the Weider Properties, as well as 53 weeks of operations for the AMI titles.

(2)	Beginning with the fiscal quarter ended March 31, 2005 and thereafter, we changed our fiscal year end to a calendar (or March 31, 2005) year end from a publishing calendar (or March 28, 2005) year end. This resulted in three additional days of operating expenses in our fourth fiscal quarter of fiscal year 2005. The three additional days decreased operating income and net income by approximately $1.0 million and $0.6 million, respectively. The three additional days did not have an effect on operating revenue.

(3)	We recorded a provision for impairment of intangible assets and goodwill of $312.6 million and $147.5 million in fiscal years 2007 and 2006, respectively. In fiscal year 2003, the Company recorded a provision for the impairment of goodwill of $13.7 million.

(4)	Other income (loss), net includes minority interest expense as well as other non-operating income and expense. Other income in fiscal year 2007 was primarily related to $1.2 million of cash received related to the recognition of the deferred gain on the sale of Frontline Marketing Inc. and $1.3 million related to interest income. Other income for fiscal year 2006 includes cash received of $1.6 million related to the sale of stock. We had provided advertising to a third party during fiscal year 2001, resulting in a receivable due from such third party, which we previously deemed to be worthless. In fiscal year 2003, we exchanged the receivable associated with that advertising for stock in the third party, which we sold in fiscal year 2006.

(5)	In fiscal year 2007, we discontinued the publication of Celebrity Living Weekly, MPH, Shape En Espanol and Looking Good Now. As a result, the balances associated with these titles have been reclassified to loss from discontinued operations, net of income taxes for all years presented.

(6)	Includes current maturities of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is a discussion of our financial condition and results of operations for the three fiscal years ended March 31, 2007. This discussion should be read in conjunction with our Consolidated Financial Statements, and the Notes thereto, found in Item 8 and the Selected Financial Data found in Item 6.

Executive Summary

We are a leading publisher in the field of celebrity journalism and health and fitness magazines. Our publications include Star, Shape, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Muscle & Fitness Hers, Flex, National Enquirer, Globe, Country Weekly, Mira!, Sun, National Examiner, and other publications. Our magazines comprise approximately 22% of total U.S. and Canadian circulation for audited weekly publications. For fiscal year 2007, total average newsstand and subscription circulation per issue for all of our publications that are currently published and have a frequency of six or more times per year is approximately 8.0 million copies.

Following the announcement on February 8, 2006 by the Company that its previously issued financial statements included or otherwise summarized in its Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and its Quarterly Reports on Form 10-Q for each of the quarters ended June 30, 2005 and September 30, 2005 should no longer be relied upon, we have obtained amendments and waivers of certain provisions of our credit agreement and have successfully completed consent solicitations pursuant to which holders of a majority in principal amount of each series of our senior subordinated notes agreed to waive defaults under our indentures as a result of our failure to comply with our reporting obligations under the indentures. In addition, our credit ratings have been downgraded and we have implemented cost savings initiatives and revenue enhancement opportunities during the quarter ended March 31, 2007 that are expected to result in $19.0 million to $20.0 million of cost savings and $17.0 million to $18.0 million of revenue enhancements during fiscal year 2008. Cost savings include the rationalization of unprofitable subscriptions, production savings and headcount reductions. Revenue enhancements include cover price increases on selected titles other than Star, advertising rate increases in our Newspaper, Women’s Health and Fitness and Celebrity Publications other than Star and certain online initiatives that require minimal investment. As of June 30, 2007, we believe that the above-mentioned cost savings initiatives and revenue enhancement opportunities are on track to be achieved during fiscal year 2008. We may not ultimately be able to realize some or all of these initiatives.

On April 4, 2006, our board of directors committed to a plan (the “Plan”) to restructure certain of our operations. The Plan was adopted to improve our profitability and future net cash flows, and includes: discontinuing the publication of Celebrity Living Weekly, MPH and Shape En Espanol, the relocation of the operations associated with National Enquirer from New York City back to Boca Raton, Florida, centralizing certain operations, and reducing certain other operating, general and administrative expenses. The Company’s relocation plan involved the termination of approximately 50 employees. This activity resulted in a charge of $4.0 million for fiscal year 2007, which included $2.3 million for termination benefits, $0.1 million for costs associated with the relocation of employees, $0.6 million for facility closures and $0.9 million for deferred rack cost write-offs. During the fourth quarter of fiscal year 2007, we discontinued the publication of Looking Good Now. The total loss from all of the above mentioned discontinued operations was $2.7 million, net of income taxes, for fiscal year 2007. Operating results of these publications have been classified as discontinued operations for all periods presented. See Note 3, “Discontinued Operations,” in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion.

On June 14, 2006, we announced that we were implementing a strategy to refocus the Company and devote its full resources to growing its core brands. As part of this strategy we announced that we will explore the sale of our five market leading special interest titles – Muscle & Fitness, Flex, Muscle & Fitness Hers, Country Weekly, and Mira!. These publications collectively represented total revenues and operating loss of $83.5 million and $38.0 million, respectively, for fiscal year 2007. Operating loss includes a provision for impairment of intangible assets and goodwill of $67.3 million. As a result of the Restatement and until the Company becomes current with its filings with the SEC, the implementation of this strategy has been delayed.

During fiscal year 2007, we recorded a $312.6 million non-cash impairment charge relating to our goodwill, tradenames and other identified intangibles as compared to a $147.5 million non-cash impairment charge relating to our goodwill and tradenames in fiscal year 2006. For a detailed description of this impairment charge, see Note 2, “Goodwill and Other Identified Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

In fiscal years 2007 and 2006, respectively, approximately 57% and 59% of our total operating revenues were from circulation. Single copy sales accounted for approximately 83% of such circulation revenues in each of fiscal years 2007 and 2006, respectively, and the remainder was from subscription sales.

Our advertising revenues are generated by national advertisers, including sports nutrition products, automotive, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, fashion and direct response. In fiscal years 2007 and 2006, approximately 35% and 34%, respectively, of our total operating revenues were from advertising.

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

Our most popular magazine titles consist of Star, Shape, Men’s Fitness, and Muscle & Fitness. Star is a weekly celebrity news-based glossy magazine dedicated to covering the stars of movies, television and music. Star’s editorial content also incorporates fashion, beauty and accessories. Shape is the leader in circulation and advertising revenues in the women's active lifestyle and health and fitness category. Shape’s mission is to help women lead a healthier lifestyle by providing information on exercise techniques, nutrition, psychology and other inspirational topics, while also offering extensive beauty and fashion coverage. Men’s Fitness is a leading monthly magazine for men 18-34 years old with active lifestyles. The magazine promotes a multi-training approach towards exercise and nutrition, while also offering information and advice in the areas of career, relationships, fashion and sports. Muscle & Fitness is the preeminent monthly fitness training magazine, appealing to exercise enthusiasts and athletes of all ages, especially those focused on resistance training, body fat control and sports nutrition.

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

Broad distribution base

Our publications are sold in all 50 states in the United States, as well as in Canada and, to a lesser extent, the United Kingdom, continental Europe, Latin America and Australia. Our distribution in the United States includes virtually all of the leading supermarket chains, major convenience store chains and leading mass merchandisers as well as a broad base of regional and local newsstand outlets. In addition, DSI, our wholly owned subsidiary that works with retailers to design their front-end racks and position magazines for increased sales, provides a value-added service to the retailers and helps to further strengthen our retailer relationships and distribution. Our distribution base also allows us to efficiently launch new titles and expand the distribution of acquired titles.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to revenue, trade receivables and allowance for doubtful accounts, goodwill and other intangible assets, deferred rack costs, income taxes and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. Critical accounting policies are those that are both most important to the portrayal of a company’s financial position and results of operations, and require management’s most difficult, subjective or complex judgments. The following accounting policies and estimates are those that management deems most critical. For a complete listing of our significant accounting policies, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Revenues from single copy sales are recognized net of expected sales returns, after considering such factors as sales history and available market information. All of our publications are sold with full return privileges. Our major U.S. and Canadian distributor provides us with weekly reporting on the actual returns by publication and by issue of each publication. We also receive sales data from certain retailers that sell our publications. We utilize these data sources as well as our long-term history of sales data by publication to estimate the actual anticipated sale of our publications and our experience has demonstrated that the actual sale of each issue of each magazine can be reasonably estimated based on this information. Our in-house circulation department has developed financial models which we utilize when projecting the anticipated sale of magazines. Revenues are also presented net of deferred rack cost amortization, terminal rack promotions, product placement costs (“retail display allowances and pockets”) paid to the retailers and sales taxes.

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

Goodwill and Other Intangible Assets

We account for goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Our reporting units are tested annually in accordance with SFAS No. 142 during the fourth quarter of each fiscal year to determine whether their carrying value exceeds their fair value. Goodwill and other indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would indicate that an impairment exists. Impairment losses, if any, are reflected in operating income or loss in the Consolidated Statements of Loss. Our reporting units consist of our publications and other consolidated subsidiaries.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Impairment losses, if any, are reflected in operating income or loss in the Consolidated Statements of Loss.

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

During fiscal years 2007 and 2006, we recorded certain non-cash goodwill and other intangible asset impairment charges. See Note 2, “Goodwill and Other Identified Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion relating to the charges and assumptions utilized.

Deferred Rack Costs

Rack costs are capitalized and amortized as a reduction in circulation revenue in accordance with the terms of the relevant agreements (typically 36 months). We perform periodic and timely reviews to determine if impairment charges are required due to market conditions including store closings or store bankruptcies.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The liability method of accounting for deferred income taxes requires a valuation against deferred tax assets, if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The effect on any changes in deferred tax assets and liabilities as a result of a change in tax rates is recognized in income.

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

RESULTS OF OPERATIONS

The following table presents our results of operations by segment for the periods indicated (in thousands).

	Fiscal Year Ended
	March 31, 2005		March 31, 2006	March 31, 2007
Operating Revenue
Celebrity Publications	$128,164	(2)	$135,004	$123,917
Newspaper Publications	157,181	(2)	142,964	141,198
Women’s Health and Fitness Publications	79,101	(2)	74,468	75,866
Distribution Services	31,201		31,118	31,559
Corporate/Other	112,661	(2)	110,210	110,695
Intersegment Eliminations	(9,196)		(9,188)	(8,809)

Total Operating Revenue	$499,112		$484,576	$474,426

Operating Income (Loss) (1)
Celebrity Publications	$24,897	(2)	$(27,933)	$(108,683)
Newspaper Publications	69,074	(2)	(11,415)	(37,292)
Women’s Health and Fitness Publications	31,510	(2)	23,847	23,978
Distribution Services	9,572	(2)	7,315	7,769
Corporate/Other	(65,007	)(2)	(88,596)	(146,902)

Total Operating Income (Loss)	$70,046		$(96,782)	$(261,130)

(1)	Operating income (loss) for fiscal year 2006 includes impairment losses for tradenames and goodwill of $61.4 million for Celebrity Publications, $68.1 million for Newspaper Publications and $17.9 million for Corporate/Other. Operating income (loss) for fiscal year 2007 includes impairment losses for tradenames, goodwill and other identified intangibles of $128.0 million for Celebrity Publications, $97.6 million for Newspaper Publications and $86.9 million for Corporate/Other. See Note 2, “Goodwill and Other Identified Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(2)	The Company revised fiscal year 2005 operating revenues for Celebrity Publications (previously reported as $128.6 million), Newspaper Publications (previously reported as $158.2 million), Women’s Health and Fitness Publications (previously reported as $78.8 million), and Corporate/Other (previously reported as $111.5 million, adjusted for discontinued operations). The Company revised fiscal year 2005 operating income (loss) for Celebrity Publications (previously reported as $26.3 million), Newspaper Publications (previously reported as $70.7 million), Women’s Health and Fitness Publications (previously reported as $31.5 million), Distribution Services (previously reported as $8.9 million) and Corporate/Other (previously reported as ($67.3) million, adjusted for discontinued operations). These revisions were made to properly present amounts in the appropriate segments. Consolidated operating revenue and operating income were not affected by these revisions.

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

Comparison of Fiscal Year Ended March 31, 2007 to Fiscal Year Ended March 31, 2006

Operating Revenue

Total operating revenue was $474.4 million and $484.6 million for fiscal years 2007 and 2006, respectively, representing a decrease in revenue of $10.2 million, or 2.1%. This decrease in operating revenue is primarily attributable to an $11.1 million decrease in operating revenue relating to our Celebrity Publications and a $1.8 million decrease in operating revenue relating to our Newspaper Publications. These items were partially offset by a $1.4 million increase in operating revenue relating to our Women’s Health and Fitness Publications, a $0.8 million increase in net operating revenues relating to our Distribution Services and a $0.5 million increase in operating revenue relating to Corporate/Other.

Single copy revenue consists of copies distributed primarily by four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Newspaper Publications, Women’s Health and Fitness Publications and Corporate/Other segments. In the fiscal year ended March 31, 2007, three wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 37% of our total operating revenue. In fiscal year ended March 31, 2006, two wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 35% of our total operating revenue. Our operating results could be materially affected if one or more of these wholesalers stopped distributing our publications. We have service agreements with our wholesalers, which provide incentives to maintain certain levels of service. Three of these wholesaler service agreements require at least 120 days’ prior notice of termination, with terms expiring on December 31, 2007. The fourth wholesaler service agreement requires at least 60 days’ prior notice of termination, with a term expiring on December 31, 2007.

Operating Expense

Total operating expense was $735.6 million and $581.4 million for fiscal years 2007 and 2006, respectively, representing an increase of $154.2 million, or 26.5%. This increase in operating expense is primarily due to a $165.1 million increase in non-cash impairment charges of certain goodwill, tradenames and other identified intangibles in fiscal year 2007 when compared to the fiscal year 2006 non-cash impairment charges. Also contributing to the increase in operating expense was a $10.6 million increase in Restatement related costs and a $1.6 million increase in restructuring charges, both of which are included in selling, general and administrative expense. These items were partially offset by (1) a decrease in depreciation and amortization expense of $9.0 million primarily due to certain assets becoming fully depreciated and amortized; (2) a $6.5 million combined decrease in editorial, production and distribution, circulation and other cost of sales attributable to lower circulation; and (3) $4.6 million of selling, general and administrative expense cost reductions relating to reduced litigation, employee bonus expenses and office related costs.

Interest Expense

Interest expense was $97.4 million and $86.0 million for the fiscal years 2007 and 2006, respectively, representing an increase of $11.4 million, or 13.3%. This increase in interest expense relates to a higher effective weighted-average interest rate on our term loan and revolving credit facility during fiscal year 2007 of 8.5% as compared to 6.7% in the prior year’s comparable period as well as a higher average outstanding balance during fiscal year 2007 as compared to the prior year’s comparable period. These items were partially offset by a $1.1 million decrease in interest expense related to our interest rate swap agreement.

Amortization of Deferred Debt Costs

Total amortization of deferred debt costs was $8.0 million and $10.7 million, respectively, for the fiscal years 2007 and 2006, representing a decrease of $2.7 million, or 25.5%. This decrease in amortization of deferred debt costs was primarily attributable to the write-off of approximately $4.3 million of deferred debt costs in fiscal year 2006 related to the 2003 Credit Agreement which was replaced by the 2006 Credit Agreement (each as defined in “Liquidity and Capital Resources” below). This item was partially offset by increased amortization expense in fiscal year 2007 related to the payment of $10.5 million of consent and waiver fees.

Other Income, Net

Other income, net was $2.5 million and $1.7 million for fiscal years 2007 and 2006, respectively. Other income, net in fiscal year 2007 was primarily related to $1.2 million of cash received related to the recognition of the deferred gain on the sale of Frontline Marketing Inc. and $1.3 million related to interest income. Interest income was driven by higher interest rates and invested cash balances during fiscal year 2007. Other income, net during fiscal year 2006 was primarily related to the receipt of $1.6 million in cash from the sale of stock. We had provided advertising to a third party during fiscal year 2001, resulting in a receivable due from such third party, which we previously deemed to be worthless. In fiscal year 2003, we exchanged the receivable associated with that advertising for stock in the third party, which we sold in the fiscal quarter ended June 30, 2005.

Discontinued Operations

In order to improve our profitability and future net cash flows, in April 2006, we discontinued the Celebrity Living Weekly, MPH and Shape En Espanol publications in accordance with the provisions of SFAS No. 144. During the fourth quarter of fiscal year 2007, we discontinued the publication of Looking Good Now. Operating results of these publications have been classified as discontinued operations for all periods presented. These publications were previously included in the Corporate/Other segment. See Note 3, “Discontinued Operations,” in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion.

Income Taxes

The income tax benefit decreased by $19.9 million to $22.9 million for fiscal year 2007 when compared to an income tax benefit of $42.9 million for fiscal year 2006. The income tax benefit for fiscal year 2007 is comprised of a $72.1 million current and deferred income tax benefit primarily related to our post-impairment book loss and tax amortization of indefinite-lived intangibles net of the establishment of a valuation allowance of $49.2 million during fiscal year 2007. The income tax benefit for fiscal year 2006 is comprised of a $61.4 million current and deferred income tax benefit related to our post-impairment book loss and tax amortization of indefinite-lived intangibles net of the establishment of a valuation allowance of $18.5 million during fiscal year 2006. The effective tax rate for fiscal year 2007 and 2006 was a 6.3% benefit and 22.4% benefit, respectively.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $123.9 million for fiscal year 2007, representing a decrease of $11.1 million, or 8.2%, from fiscal year 2006. This decrease in revenue is primarily attributable to decreased circulation revenue for Star and Country Weekly of $10.3 million and $0.8 million, respectively, primarily due to a reduction in newsstand circulation.

Operating Income

Operating income before goodwill and tradename impairment charges in the Celebrity Publications segment decreased in fiscal year 2007 by $14.1 million, or 42.2%, to $19.3 million from fiscal year 2006. The operating income decrease was primarily attributable to increased Star subscription related costs of $2.5 million required to maintain the rate base, increased Star advertising related costs of $1.4 million and the above mentioned revenue decrease. These items were partially offset by a $1.1 million decrease in Star newsstand related circulation expenses attributable to cost reduction initiatives. In addition, we recorded an impairment charge for goodwill and tradenames of $128.0 million and $61.4 million during fiscal years 2007 and 2006, respectively. The fiscal year 2007 and 2006 impairment charges resulted in an operating loss in the Celebrity Publications segment of $108.7 million and $27.9 million for fiscal years 2007 and 2006, respectively.

Newspaper Publications Segment

Operating Revenue

Total operating revenue in the Newspaper Publications segment was $141.2 million for fiscal year 2007, representing a decrease of $1.8 million, or 1.2%, from fiscal year 2006. This decrease in revenue is primarily a result of decreased circulation revenue of $2.2 million and $0.9 million for National Examiner and National Enquirer, respectively, from the prior year’s comparable period due to a reduction in newsstand circulation. These decreases were partially offset by a $1.7 million increase in Globe circulation revenue primarily due to an increase in the average cover price.

Operating Income

Operating income before goodwill impairment in the Newspaper Publications segment increased in fiscal year 2007 by $3.6 million, or 6.4%, to $60.3 million from fiscal year 2006. This increase in operating income is primarily attributable to a $0.4 million decrease in selling, general and administrative expenses primarily due to the reversal of certain franchise tax expenses, a $1.6 million decline in National Enquirer editorial expenses, a $1.9 million decline in National Enquirer production expenses and a $3.8 million decline in National Enquirer distribution, circulation and other cost of sales as a result of circulation declines. These items were partially offset by the above mentioned revenue decrease, an increase of $1.3 million in restructuring costs, and a $1.5 million increase in National Enquirer advertising expenses. In addition, we recorded an impairment charge for goodwill of $97.6 million during fiscal year 2007 and an impairment charge for tradenames of $68.1 million during fiscal year 2006. The fiscal year 2007 and 2006 impairment charges resulted in an operating loss in the Newspaper Publications segment of $37.3 million and $11.4 million for fiscal years 2007 and 2006, respectively.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $75.9 million for fiscal year 2007, representing an increase of $1.4 million, or 1.9%, from fiscal year 2006. This increase in operating revenue is primarily attributable to a $1.5 million increase in Shape circulation revenue due to an increase in newsstand circulation.

Operating Income

Operating income in the Women’s Health and Fitness Publications segment increased in fiscal year 2007 by $0.1 million, or 0.5%, to $24.0 million from fiscal year 2006. This increase was primarily attributable to the above mentioned revenue increase, a $0.8 million decrease in Shape production and distribution, circulation and other cost of sales due to lower print orders and lower subscription costs and a $0.1 million reduction in employee related insurance expenses due to cost reduction initiatives. These items were partially offset by a $1.1 million increase in Shape advertising related expenses and an increase of $1.1 million in Shape editorial expenses.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment was $22.8 million, net of eliminations, for fiscal year 2007, representing an increase of $0.8 million, or 3.7%, from fiscal year 2006. This increase is primarily attributable to an increase in services related to the racking of magazine fixtures for certain customers during fiscal year 2007.

Operating Income

Operating income in the Distribution Services segment increased in fiscal year 2007 by $0.5 million, or 6.2%, to $7.8 million from fiscal year 2006. This increase is primarily attributable to the above mentioned revenue increase and a $0.1 million reduction in corporate overhead expenses due to cost reduction initiatives partially offset by a $0.4 million reduction in revenue from transactions with other operating segments of the Company.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $110.7 million for fiscal year 2007, representing an increase of $0.5 million, or 0.4%, from fiscal year 2006. This increase is primarily attributable to a $0.9 million increase in circulation and advertising revenue from Muscle & Fitness, a $0.9 million increase in internet related revenue, a $0.5 million increase in Muscle & Fitness Hers circulation and advertising revenue, a $0.8 million increase in circulation and advertising revenue for our special publications and a $0.5 million increase in Mira! circulation revenue. These items were partially offset by a $1.8 million decrease in Weekly World News circulation revenue and a $1.0 million decrease in Sun circulation revenue.

Operating Loss

Operating loss before goodwill, tradenames and other identified intangibles impairment in the Corporate/Other segment decreased by $10.7 million, or 15.2%, to $60.0 million from fiscal year 2006. This decrease is primarily attributable to the above mentioned revenue increase as well as a $9.0 million decrease in depreciation and amortization expense primarily due to certain assets becoming fully depreciated and amortized, a $9.4 million reduction in corporate overhead expenses due to cost reduction initiatives and a $1.5 million decrease in advertising costs. These items were partially offset by a $10.0 million increase in Restatement related costs and a $0.7 million increase in restructuring related costs. In addition, we recorded an impairment charge relating to goodwill, tradenames and other identified intangibles of $86.9 million during fiscal year 2007 and we recorded an impairment charge relating to tradenames and goodwill of $17.9 million in fiscal year 2006. The fiscal year 2007 and 2006 impairment charges resulted in an operating loss in the Corporate/Other segment of $146.9 million and $88.6 million for fiscal years 2007 and 2006, respectively.

Comparison of Fiscal Year Ended March 31, 2006 to Fiscal Year Ended March 31, 2005

Operating Revenue

Total operating revenue was $484.6 million and $499.1 million, respectively, for fiscal years 2006 and 2005, representing a decrease in revenue of $14.5 million, or 2.9%. This decrease in operating revenue is primarily attributable to a $14.2 million decrease in operating revenue relating to our Newspaper Publications, a $4.6 million decrease in operating revenue relating to our Women’s Health and Fitness Publications and a $2.5 million decrease in operating revenue in Corporate/Other, partially offset by an increase in operating revenue relating to our Celebrity Publications of $6.8 million.

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

Operating Expense

Total operating expense was $581.4 million and $429.1 million, respectively, for fiscal years 2006 and 2005, representing an increase of $152.3 million, or 35.5%. This increase in operating expense is primarily due to the impairment write-down of certain tradenames and goodwill in the amount of $147.5 million, higher subscription related costs of $8.4 million required to maintain the rate base, and Restatement related costs of $4.3 million. These expenses were partially offset by decreased television advertising expenses of $4.8 million and decreased restructuring expenses of $1.8 million.

Workforce Reduction

During fiscal year 2006, we initiated a plan to relocate our subscription circulation department and certain Shape magazine editors from Woodland Hills, California, to our New York City offices. Our relocation plan involved the termination of 22 employees. This activity resulted in fiscal year 2006 second quarter charges of $0.5 million for termination benefits which were included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss. We have completed this restructuring plan.

During fiscal year 2005, we initiated a plan to relocate National Enquirer from Boca Raton, Florida to New York City, New York. Our relocation plan involved the termination of 34 employees and hiring employees in our New York City location. This activity resulted in a charge of $2.3 million for termination benefits in 2005 and $0.2 million for costs in 2006 associated with the relocation of employees. These relocation plan costs were included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss. During fiscal year 2006, we paid $2.2 million in termination benefits and paid $0.2 million in relocation costs of existing employees. The remaining severance benefits were fully paid in fiscal year 2007. We have completed this restructuring plan.

See Note 9, “Restructuring Activities,” in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion.

Interest Expense

Interest expense was $86.0 million and $78.9 million, respectively, for fiscal years 2006 and 2005, representing an increase of $7.1 million, or 9.0%. This increase in interest expense primarily relates to a higher effective weighted-average interest rate on our term loan and revolving credit facility during fiscal year 2006 of 6.7% as compared to 4.6% in fiscal year 2005.

Amortization of Deferred Debt Costs

Total amortization of deferred debt costs was $10.7 million and $6.6 million, respectively, for fiscal years 2006 and 2005, representing an increase of $4.2 million, or 63.3%. This increase in amortization of deferred debt costs was primarily attributable to the write-off of approximately $4.3 million of deferred debt costs related to the 2003 Credit Agreement which was replaced by the 2006 Credit Agreement.

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

Income Taxes

The income tax benefit increased by $38.4 million to $42.9 million for fiscal year 2006 when compared to an income tax benefit of $4.5 million for fiscal year 2005. The increase in the income tax benefit is primarily due to the increase in the pre-tax loss of $176.3 million from fiscal year 2005 to 2006 partially offset by a provision for impairment of goodwill in the amount of $24.9 million during fiscal year 2006 which did not result in an income tax benefit and the establishment of a valuation allowance of $18.5 million during fiscal year 2006. The effective tax rate for fiscal year 2006 and 2005 was a 22.4% benefit and 28.8% benefit, respectively.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $135.0 million for fiscal year 2006, representing an increase of $6.8 million, or 5.3%, from fiscal year 2005. This increase in revenue is primarily attributable to increased advertising revenue of $7.3 million from Star due to higher advertising rates achieved as a result of the re-launch of Star as a glossy consumer magazine.

Operating Income

Operating income before tradename and goodwill impairment expense in the Celebrity Publications segment increased in fiscal year 2006 by $8.6 million, or 34.5%, to $33.5 million from fiscal year 2005. This increase in operating income was primarily caused by the above mentioned revenue increase. In addition, we recorded a $36.8 million impairment charge, primarily relating to Star’s tradename, and a $24.6 million goodwill impairment charge related to Star resulting in an operating loss in the Celebrity Publications segment of $27.9 million for fiscal year 2006.

Newspaper Publications Segment

Operating Revenue

Total operating revenue in the Newspaper Publications segment was $143.0 million for fiscal year 2006, representing a decrease of $14.2 million, or 9.0%, from fiscal year 2005. This decrease in revenue is primarily a result of decreased circulation and advertising revenue of National Enquirer of $8.5 million and $4.8 million, respectively, and decreases in operating revenue of National Examiner and Globe of $0.6 million and $0.4 million, respectively. The decline in circulation revenue of National Enquirer was a result of a 17.0% decrease in circulation, partially offset by a cover price increase from $2.69 to $2.99, effective with the April 18, 2005 issue. This decline in circulation resulted in a lower advertising rate base and the resulting decrease in advertising revenue.

Operating Income

Operating income before tradename impairment expense in the Newspaper Publications segment decreased in fiscal year 2006 by $12.4 million, or 17.9%, to $56.7 million from fiscal year 2005. This decrease in operating income is primarily attributable to the above mentioned revenue decrease, partially offset by a decrease in operating expense of $1.8 million. In addition, we recorded a $68.1 million impairment charge for tradename impairment primarily relating to National Enquirer resulting in an operating loss in the Newspaper Publications segment of $11.4 million for fiscal year 2006.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $74.5 million for fiscal year 2006, representing a decrease of $4.6 million, or 5.9%, from fiscal year 2005. This decrease in revenue is primarily a result of a decrease in Shape’s advertising and circulation revenue of $3.3 million and $1.4 million, respectively, partially offset by an increase in advertising revenue of $0.6 million for Fit Pregnancy. The decrease in advertising revenue of Shape is a result of certain athletic footwear manufacturers converting their advertising budgets from print ads to television ads, as well as the loss of certain beauty advertisers.

Operating Income

Operating income in the Women’s Health and Fitness Publications segment decreased in fiscal year 2006 by $7.7 million, or 24.3%, to $23.8 million from fiscal year 2005. This decrease in operating income is primarily attributable to the above mentioned revenue decrease, as well as increased subscription acquisition costs of $1.4 million to increase and support the rate base and increased production costs of $1.3 million for Shape.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment was $21.9 million, net of eliminations, for fiscal year 2006, representing a decrease of $0.1 million, or 0.3%, from fiscal year 2005.

Operating Income

Operating income in the Distribution Services segment decreased in fiscal year 2006 by $2.3 million, or 23.6%, to $7.3 million from fiscal year 2005. This decrease in operating income is primarily attributable to an 8.4% increase, or $1.7 million, in direct costs of the services provided. The increased costs were a result of our investment in additional headcount to service new customer accounts and to support the re-launch of Star.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $110.2 million for fiscal year 2006, representing a decrease of $2.5 million, or 2.2%, from fiscal year 2005. This decrease in revenue is primarily attributable to a decrease in advertising revenue for Men’s Fitness of $1.4 million, attributable to reductions in advertising pages and advertising revenue per page; a decrease in revenue from Muscle & Fitness Hers of $3.2 million, resulting from a reduction in the number of issues published from nine issues during fiscal year 2005 to four issues during fiscal year 2006; and a decrease in operating revenue of $1.4 million for Weekly World News, $0.6 million for Globe Digest and $1.3 million for special publications. These items were partially offset by increased advertising revenue of $5.7 million for Muscle & Fitness.

Operating Loss

Operating loss before tradename and goodwill impairment expense in the Corporate/Other segment increased in the fiscal year 2006 by $5.7 million, or 8.8%, to $70.7 million from fiscal year 2005. This increase in operating loss is primarily due to an increase of $7.0 million in advertising, insurance, accounting and finance costs as well as the above mentioned revenue decrease. These items were partially offset by a decrease in restructuring expenses of $1.8 million and a $3.6 million reduction in production costs for our special publications due to circulation reductions. In addition, we recorded a $17.9 million impairment charge for tradename and goodwill impairments, increasing the total operating loss in the Corporate/Other segment to $88.6 million for fiscal year 2006.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and amounts available to be borrowed under our credit agreement dated as of January 30, 2006 (as amended, the “2006 Credit Agreement”). For a description of the terms of the 2006 Credit Agreement, see also Note 6, “Credit Agreement,” in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

As of March 31, 2007, we had cash and cash equivalents of $60.4 million, $60.0 million outstanding on the revolving credit facility under the 2006 Credit Agreement (which represents the full amount available to be borrowed under the revolving credit facility), and a working capital deficit of $17.8 million. As of June 30, 2007, we had an outstanding balance on the revolving credit facility under the 2006 Credit Agreement of $60.0 million and an estimated cash balance of $37.6 million. The decrease in cash from March 31, 2007 to June 30, 2007 was primarily related to a $20.5 million semi-annual interest payment on our senior subordinated notes. The decrease in working capital deficit of $21.0 million from $38.8 million at March 31, 2006 to $17.8 million at March 31, 2007, primarily resulted from a $4.8 million decrease in current accrued expenses and other liabilities and a $40.8 million increase in cash and cash equivalents. These items were partially offset by a $13.1 million decrease in inventories, a $3.5 million decrease in prepaid expenses and other current assets, a $6.1 million increase in accrued interest and a $1.9 million decrease in trade receivables.

We currently believe that available funds and cash flows generated by operations, if any, will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We believe that available cash at March 31, 2007 should help mitigate future possible cash flow requirements. Our revolving credit commitment matures in January 2012 but may mature sooner if we do not refinance our outstanding 10.25% senior subordinated notes due 2009 (the “2009 Notes”) on or prior to February 1, 2009 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be February 1, 2009) or we do not refinance our outstanding 8.875% senior subordinated notes due 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”) on or prior to October 15, 2010 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be October 15, 2010). To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

At March 31, 2007, our outstanding indebtedness totaled $1.1 billion, of which $510.0 million represented borrowings under the 2006 Credit Agreement and $550.0 million represented the Notes. See Item 1A, “Risk Factors,” for risks associated with our indebtedness.

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable rate debt. On July 28, 2006, we paid $1.6 million in connection with the interim settlement of our swap agreement. At each reset date we either received or paid money based on the current interest rates as of that date. The final settlement date was January 15, 2007, which coincided with the swap agreement termination date. On January 24, 2007, we paid $1.6 million in connection with the final settlement of this swap agreement. The change in the fair value of the swap has been recognized as a net addition to interest expense of $3.7 million, $1.5 million and $0.4 million for fiscal years ended 2005, 2006 and 2007, respectively.

Cash Flow–Comparison of Fiscal Year Ended March 31, 2007 to Fiscal Year Ended March 31, 2006

Net cash used in operating activities was $6.9 million for fiscal year 2007, as compared to net cash provided by operating activities of $4.9 million for fiscal year 2006. During fiscal year 2007, net cash used in operating activities was primarily attributable to a $343.8 million net loss, a $6.2 million decrease in accrued expenses and other liabilities (primarily due to the settlement of our interest rate swap and a decrease in accrued rack costs) and a $1.0 million increase in trade receivables. These items were partially offset by a $12.1 million decrease in inventories (resulting from our efforts to more efficiently manage our inventory levels), $314.6 million of non-cash expenses (excluding amortization and write-off of deferred rack costs) primarily a result of the $312.6 million impairment of intangible assets and goodwill, a net decrease in deferred rack costs of $9.1 million, an increase in accrued interest of $6.1 million (due to a higher effective weighted-average interest rate on our term loan and revolving credit facility during fiscal year 2007 of 8.5% as compared to 6.7% in the prior year’s comparable period as well as a higher average outstanding balance during fiscal year 2007 as compared to the prior year’s comparable period), a decrease in prepaid expenses and other current assets of $1.6 million and an increase in accounts payable of $1.1 million. During fiscal year 2006, net cash provided by operating activities was primarily attributable to $153.8 million of non-cash expenses primarily as a result of the $147.5 million impairment of intangible assets and goodwill, an increase in accrued expenses and other current liabilities of $19.1 million (primarily related to our obligation for Mr. Olympia, LLC, and an increase in accrued rack costs and accrued income and other taxes) and an increase in accounts payable of $3.3 million, partially offset by a net loss of $160.9 million, an increase in trade receivables of $4.9 million and a $5.5 million decrease in deferred revenues.

Net cash used in investing activities was $1.7 million for fiscal year 2007, as compared to $2.8 million for fiscal year 2006. Net cash used in investing activities for fiscal year 2007 was primarily attributable to $2.8 million for purchases of property and equipment and $0.3 million related to the investment in Mr. Olympia, LLC partially offset by $0.3 million related to proceeds from the sale of fixed assets and $1.2 million of proceeds received on a long-term note receivable from the sale of Frontline Marketing, Inc. The uses of cash for investing activities in fiscal year 2006 were primarily attributable to $4.4 million for purchases of property and equipment and $0.6 million related to the investment in Mr. Olympia, LLC, partially offset by $1.6 million relating to proceeds from the sale of an investment, $0.4 million relating to proceeds from the sale of assets and $0.2 million related to payments received on a long-term note receivable from the sale of Frontline Marketing, Inc.

Net cash provided by financing activities was $49.5 million for fiscal year 2007, as compared to $13.5 million of cash provided by financing activities for fiscal year 2006. Net cash provided by financing activities for fiscal year 2007 primarily consisted of proceeds of $100.0 million from the revolving credit facility partially offset by repayments of $40.0 million on the revolving credit facility and payments of $10.5 million related to deferred debt costs. Net cash provided by financing activities in fiscal year 2006 was primarily attributable to $520.0 million of proceeds from term loan and revolving credit facility borrowings partially offset by $494.0 million of term loan and revolving credit facility principal repayments and $12.5 million relating to the payment of deferred debt costs.

Cash Flow–Comparison of Fiscal Year Ended March 31, 2006 to Fiscal Year Ended March 31, 2005

Net cash provided by operating activities was $4.9 million for fiscal year 2006, as compared to $17.4 million for fiscal year 2005. During fiscal year 2006, net cash provided by operating activities was primarily attributable to $153.8 million of non-cash expenses primarily as a result of the $147.5 million impairment of intangible assets and goodwill, an increase in accrued expenses and other current accrued liabilities of $19.1 million (primarily related to our obligation for Mr. Olympia, LLC, and an increase in accrued rack costs and accrued income and other taxes) and an increase in accounts payable of $3.3 million, partially offset by a net loss of $160.9 million, an increase in trade receivables of $4.9 million and a $5.5 million decrease in deferred revenues. Net cash provided by operating activities for fiscal year 2005 was primarily attributable to $34.3 million of non-cash expenses, a net decrease in deferred rack costs of $9.1 million and a decrease in trade receivables of $9.8 million, partially offset by a net loss of $13.8 million, an increase in prepaid expenses and other current assets of $9.9 million, a decrease in deferred revenues of $7.4 million and a decrease in accrued expenses and other current liabilities of $5.2 million.

Net cash used in investing activities was $2.8 million for fiscal year 2006, as compared to $5.4 million for fiscal year 2005. The uses of cash for investing activities in fiscal year 2006 were primarily attributable to $4.4 million for purchases of property and equipment and $0.6 million related to the investment in Mr. Olympia, LLC, partially offset by $1.6 million relating to proceeds from the sale of an investment, $0.4 million relating to proceeds from the sale of assets and $0.2 million related to payments received on a long-term note receivable from the sale of Frontline Marketing Inc. The uses of cash for investing activities in fiscal year 2005 were primarily attributable to $5.0 million for purchases of property and equipment and $0.7 million related to the acquisition of a business partially offset by $0.2 million relating to proceeds from the sale of assets.

Net cash provided by financing activities was $13.5 million for fiscal year 2006, as compared to net cash used in financing activities of $18.1 million for fiscal year 2005. Net cash provided by financing activities in fiscal year 2006 was primarily attributable to $520.0 million of proceeds from term loan and revolving credit facility borrowings partially offset by $494.0 million of term loan and revolving credit facility principal repayments and $12.5 million relating to the payment of deferred debt costs. Net cash used in financing activities in fiscal year 2005 was primarily attributable to $42.4 million of term loan and revolving credit facility repayments and $1.5 million relating to the payment of deferred debt costs partially offset by $26.0 million of proceeds from term loan and revolving credit facility borrowings.

Credit Agreement and Subordinated Indebtedness

On January 30, 2006, we entered into the 2006 Credit Agreement, replacing the then existing Amended and Restated Credit Agreement dated as of January 23, 2003 (the “2003 Credit Agreement”).

The 2006 Credit Agreement allows for revolving loans, term loans, swingline loans and letters of credit in an aggregate principal amount of up to $510.0 million. The 2006 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2006 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying cash dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. We have obtained a number of waivers and amendments to the 2006 Credit Agreement since January 30, 2006. As of March 31, 2007, we were in compliance with these covenants, as so amended. Although there can be no assurances, we anticipate that, based on current projections, our operating results for fiscal year 2008 will be sufficient to satisfy the financial covenants, as amended, under the 2006 Credit Agreement.

The indebtedness under the 2006 Credit Agreement is secured by substantially all of our assets and the assets of all of our domestic subsidiaries. In addition, our obligations are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, substantially all of our existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of our subsequently acquired or organized subsidiaries.

Included in the 2006 Credit Agreement is a $60.0 million revolving credit facility and a $450.0 million term loan agreement. Under the 2006 Credit Agreement, we have the right to arrange an increase in the facilities available thereunder by up to $250.0 million subject to the satisfaction of certain conditions, including arranging for one or more lenders to agree to provide such facilities and pro forma compliance with the financial covenants included therein. There can be no assurance that we would be able to arrange for any such increase in the future or satisfy such conditions. Our future ability to borrow funds under any such increase and the interest rates on those funds could be dependent on improved performance or adversely impacted by a further decline in our debt ratings and by negative conditions in the debt capital markets.

As of March 31, 2007, under the 2006 Credit Agreement, we had $450.0 million of borrowings under the term loan commitments and there was $60.0 million outstanding under the revolving credit commitment. The 2006 Credit Agreement requires us, and the 2003 Credit Agreement required us, to pay a commitment fee ranging from 3/8% to 1/2% of the unused portion of the revolving commitment. Commitment fee payments under the 2006 and 2003 Credit Agreements totaled $0.3 million, $0.2 million and $0.1 million for fiscal years 2005, 2006 and 2007, respectively.

Borrowings under the term loan commitments included in the 2006 Credit Agreement are payable in varying quarterly installments commencing in fiscal year 2009. The Company is required to make Excess Cash Flow payments (as defined), which will be applied ratably to the then outstanding term loans. There were no required Excess Cash Flow payments for the fiscal year ended March 31, 2007.

The effective interest rate under the 2006 Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 31, 2007, was 8.6% and the effective weighted-average interest rates under the 2006 and 2003 Credit Agreements for fiscal years 2005, 2006 and 2007 were 4.6%, 6.7% and 8.5%, respectively. The increase in the effective weighted-average interest rate is tied to the increase in LIBOR.

We are subject to interest risk on our credit facilities and any future financing requirements.

Our fixed rate debt consists primarily of the Notes. On May 7, 1999, we issued $250.0 million in aggregate principal amount of the 2009 Notes. The notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness. These Notes rank equally with all the Company’s existing and future senior subordinated indebtedness. The notes are guaranteed on a senior subordinated basis by all of the Company’s domestic subsidiaries.

On February 14, 2002, we issued $150.0 million in aggregate principal amount of the 2009 Notes through a private placement. The gross proceeds from the offering were $150.8 million including a premium on the notes of $0.8 million. We used the gross proceeds of the offering (a) to make a $75.4 million distribution to the LLC, (b) to prepay $68.4 million of the term loans under our then existing credit agreement and (c) to pay transaction costs. These notes are unsecured and subordinated in right of payment to all the Company’s existing and future senior indebtedness. These notes rank equally with all the Company’s existing and future senior subordinated indebtedness. These notes are guaranteed on a senior subordinated basis by all of the Company’s domestic subsidiaries. These notes, together with the senior subordinated notes issued in May 1999, constitute a single series of debt securities.

On January 23, 2003, we issued $150.0 million in aggregate principal amount of 2011 Notes through a private placement. The net proceeds from the offering were $145.9 million, including a discount on the notes of $4.1 million. We used the net proceeds of the offering to (a) fund the acquisition of Weider Publications LLC and (b) pay transaction costs. These notes are unsecured and subordinated in right of payment to all the Company’s existing and future senior indebtedness. These notes rank equally with all of the Company’s existing and future senior subordinated indebtedness. These notes are guaranteed on a senior subordinated basis by all of the Company’s domestic subsidiaries.

We are required to meet specified leverage ratios as of September 30, 2007 and 2008 relating to our Notes.

If we fail to meet the specified leverage ratio of 8:1 as of September 30, 2007, we will be required to make one of three elections which are as follows: 1) issue an additional $20.0 million of senior subordinated notes to the existing holders of the Notes, or 2) issue a cash payment of $20.0 million to the holders of the Notes or (3) issue equity or receive a cash equity contribution in such amount as will result in net proceeds to the Company of no less than $40.0 million or in such lesser amount sufficient to permit us to achieve the specified leverage ratio (after giving pro forma effect to the reduction of indebtedness that shall be effected with such proceeds). We anticipate that we will not meet the specified leverage test. If this occurs, we expect to issue $20.0 million of senior subordinated notes to the existing holders of the Notes.

If we fail to meet the specified leverage ratio of 7.25:1 as of September 30, 2008, we will be required to make one of three elections which are as follows: 1) issue an additional $35.0 million of senior subordinated notes to the existing holders of the Notes, or 2) issue a cash payment of $20.0 million to the holders of the Notes or (3) issue equity or receive a cash equity contribution in such amount as will result in net proceeds to the Company of no less than $50.0 million or in such lesser amount sufficient to permit us to achieve the specified leverage ratio (after giving pro forma effect to the reduction of indebtedness that shall be effected with such proceeds).

For a description of the amendment and waiver agreements entered into by the Company during and subsequent to the fiscal year ended March 31, 2007 with respect to, and affecting, the 2006 Credit Agreement, see Note 6, “Credit Agreement,” in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

For a description of the waiver and consent agreements entered into by the Company during and subsequent to the fiscal year ended March 31, 2007 with respect to, and affecting, the Notes, see Note 7, “Senior Subordinated Indebtedness,” in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

The Notes are unconditionally guaranteed, on a senior subordinated basis, by all of our domestic subsidiaries. Each domestic subsidiary that will be organized in the future by us, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the Notes on a senior subordinated basis. Subordinated note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. The note guarantors are comprised of all of our domestic subsidiaries. Subordinated note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the 2006 Credit Agreement, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the 2006 Credit Agreement. Furthermore, the indentures permit note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. See Note 18, “Supplemental Condensed Consolidating Financial Information,” in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

At March 31, 2006 and 2007, our short- and long-term debt was rated by the two major credit-rating agencies listed below. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant.

Credit Rating Agency	Year	Long-Term Debt
Moody’s	2006	Caa1
	2007	Caa2
Standard & Poor’s	2006	CCC
	2007	CCC-

Contractual Obligations

The impact that our aggregate contractual obligations as of March 31, 2007 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt obligations, principal (1)	$1,060,000	$—	$910,000	$150,000	$—
Long-term debt obligations, interest (2)	$222,437	$97,468	$113,875	$11,094	$—
Operating lease obligations	$16,649	$4,075	$7,257	$5,317	$—
Printing agreement obligations (3)	$578,994	$66,099	$138,024	$143,669	$231,202
Pre-press obligations	$44,196	$5,994	$12,533	$10,758	$14,911
Trademark license agreement (4)	$2,000	$200	$400	$400	$1,000
Mr. Olympia, LLC agreement	$2,100	$300	$600	$600	$600
Management fee (5)	$2,000	$—	$2,000	$—	$—

Total contractual obligations	$1,928,376	$174,136	$1,184,689	$321,838	$247,713

(1)	Includes principal payments on both fixed and variable rate obligations.

(2)	Includes interest payments on both fixed and variable rate obligations. The interest payments associated with our variable rate obligations (for amounts borrowed under the 2006 Credit Agreement) is based upon interest rates in effect at March 31, 2007. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	During fiscal year 2005, we renegotiated our printing contracts for our publications. We have a printing agreement expiring in our fiscal year 2016 with an unrelated printer to print National Enquirer, Globe, Shape, Men’s Fitness, Fit Pregnancy, Muscle & Fitness, Muscle & Fitness Hers, Flex, Natural Health, National Examiner, Weekly World News, Sun, Mira! and Country Weekly. We have printing agreements to print Star with unrelated printers expiring in our fiscal year 2015 and fiscal year 2012, respectively. We also have a printing agreement with an unrelated printer to print certain of our European publications expiring in fiscal year 2011. Based on current pricing and production levels, these contracts, excluding the agreement with the printer of certain of our European publications, which require pricing adjustments based on changes in the consumer price index, are estimated to cost approximately $579.0 million over their remaining life.

(4)	As part of the Weider Acquisition, we entered into a trademark license agreement with Weider Health and Fitness which grants us the exclusive right to use the Weider trademarks on the cover and in the editorial content of existing Weider titles of the acquired business and in any future healthy living or fitness-related publications in any media. We were also given the non-exclusive right to use the trade name Joe Weider on products and services other than publications. We pay Weider Health and Fitness $0.2 million per year pursuant to the trademark license agreement and we have estimated that such payments will continue through 2017. We also have the right to use the Weider, Team Weider and Joe Weider trademarks in most other countries in the world.

(5)	In April 2003, Media, THL Managers V, LLC., an affiliate of T.H. Lee, and Evercore Advisors L.P., an affiliate of Evercore, entered into a Management Agreement pursuant to which THL Managers V, LLC and Evercore Advisors L.P. provide certain management and advisory services to Media for an annual fee of $1.0 million each. Pursuant to certain of the supplemental indentures the Company entered into in fiscal year 2007, such payment will accrue and will not be made beginning in fiscal year 2007 or thereafter until the Company is in compliance with certain of its leverage ratios.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 prescribes that tax positions that meet a more-likely-than-not recognition threshold be measured to determine the amount of benefit to be recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us beginning in fiscal year 2008. We are currently evaluating the impact, if any, that FIN 48 will have on the results of our operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for us beginning in the first quarter of fiscal year 2009. We are currently evaluating the impact, if any, that SFAS No. 157 will have on the results of our operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. We are currently evaluating the impact of the adoption of SFAS No. 159 on our financial statements, which is effective beginning in fiscal year 2009.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks that are inherent in our financial statements. We are subject to interest rate risk on our credit facilities and any future financing requirements. Our fixed rate debt consists primarily of the Notes.

Our primary market risk exposures relate to (1) the interest rate risk on long-term borrowings, (2) our ability to refinance the Notes at maturity at market rates, (3) the impact of interest rate movements on our ability to meet interest expense requirements and comply with financial covenants, (4) the impact of interest rate movements on our ability to obtain adequate financing to fund acquisitions, (5) the impact of paper or postage cost increases and (6) the impact of changes in distribution and placement costs. We manage the interest rate risk on our outstanding long-term debt through our use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our ability to refinance existing debt, we continue to evaluate our financial position on an ongoing basis.

Interest rate changes affect our income before taxes and cash provided from operating activities. A 1% change in our weighted average interest rate on our variable debt would have resulted in a change of $5.1 million in our interest expense for the year ended March 31, 2007.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of American Media Operations, Inc.:

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of American Media Operations, Inc., a wholly owned subsidiary of American Media, Inc., and subsidiaries (the “Company”) as of March 31, 2006 and 2007, and the related consolidated statements of loss, stockholder’s equity (deficit) and comprehensive loss, and cash flows for each of the three fiscal years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and 2007, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 18, the accompanying 2005 and 2006 consolidated financial statements have been restated to include supplemental condensed consolidating financial information.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Fort Lauderdale, Florida

August 30, 2007

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2006	March 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,591	$60,414
Trade receivables, net of allowance for doubtful accounts of $9,211 and $5,909, respectively	50,373	48,502
Inventories	36,619	23,525
Prepaid expenses and other current assets	18,203	14,737

Total current assets	124,786	147,178

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	2,544	1,724
Furniture, fixtures and equipment	39,308	41,474
Less – accumulated depreciation and amortization	(31,262)	(36,292)

Total property and equipment, net	10,590	6,906

OTHER ASSETS:
Deferred debt costs, net	21,678	23,886
Deferred rack costs, net	20,943	11,838
Other long-term assets	2,987	2,608

Total other assets	45,608	38,332

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	623,617	387,463
Other identified intangibles, net of accumulated amortization of $134,756 and $143,651, respectively	484,713	399,404

Total goodwill and other identified intangible assets	1,108,330	786,867

TOTAL ASSETS	$1,289,314	$979,283

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$32,044	$33,189
Accrued expenses and other liabilities	62,175	57,418
Accrued interest	25,656	31,736
Deferred revenues	43,691	42,619

Total current liabilities	163,566	164,962

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	450,000	510,000
Senior subordinated notes, including bond premium	550,321	550,217
Deferred income taxes	116,103	86,521
Accrued expenses and other liabilities	—	2,000

Total liabilities	1,279,990	1,313,700

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDER’S EQUITY (DEFICIT):
Common stock, $.20 par value; 10,000 shares authorized; 7,508 shares issued and outstanding	2	2
Additional paid-in capital	281,671	281,671
Accumulated deficit	(272,460)	(616,258)
Accumulated other comprehensive income	111	168

Total stockholder’s equity (deficit)	9,324	(334,417)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$1,289,314	$979,283

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

For the Three Fiscal Years in the Period Ended March 31, 2007

(in thousands)

	Fiscal Year Ended
	March 31, 2005	March 31, 2006	March 31, 2007
OPERATING REVENUES:
Circulation	$302,029	$284,916	$272,406
Advertising	161,990	165,377	166,355
Other	35,093	34,283	35,665

Total operating revenues	499,112	484,576	474,426

OPERATING EXPENSES:
Editorial	58,776	59,885	56,667
Production	158,818	151,775	151,797
Distribution, circulation and other cost of sales	81,674	94,343	91,041
Selling, general and administrative	104,580	103,788	108,370
Depreciation and amortization	25,218	24,115	15,113
Provision for impairment of intangible assets and goodwill	—	147,452	312,568

Total operating expenses	429,066	581,358	735,556

OPERATING INCOME (LOSS)	70,046	(96,782)	(261,130)

OTHER INCOME (EXPENSE):
Interest expense	(78,945)	(86,026)	(97,435)
Amortization of deferred debt costs	(6,568)	(10,727)	(7,987)
Other income (loss), net	(57)	1,712	2,512

Total other expense	(85,570)	(95,041)	(102,910)

LOSS BEFORE BENEFIT FOR INCOME TAXES AND LOSS FROM DISCONTINUED OPERATIONS	(15,524)	(191,823)	(364,040)
BENEFIT FOR INCOME TAXES	(4,465)	(42,873)	(22,936)

LOSS FROM CONTINUING OPERATIONS	(11,059)	(148,950)	(341,104)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(2,773)	(11,935)	(2,694)

NET LOSS	$(13,832)	$(160,885)	$(343,798)

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

AND COMPREHENSIVE LOSS

For the Three Fiscal Years in the Period Ended March 31, 2007

(in thousands, except share information)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder’s Equity (Deficit)	Comprehensive Loss
	Common Stock
	Shares	Amount
Balances, March 29, 2004	7,508	$2	$281,857	$(97,743)	$293	$184,409
Net loss	—	—	—	(13,832)	—	(13,832)	$(13,832)
Return of equity investment	—	—	(156)	—	—	(156)
Foreign currency translation	—	—	—	—	47	47	47

Total comprehensive loss							$(13,785)

Balances, March 31, 2005	7,508	2	281,701	(111,575)	340	170,468
Net loss	—	—	—	(160,885)	—	(160,885)	$(160,885)
Return of equity investment	—	—	(30)	—	—	(30)
Foreign currency translation	—	—	—	—	(229)	(229)	(229)

Total comprehensive loss							$(161,114)

Balances, March 31, 2006	7,508	2	281,671	(272,460)	111	9,324
Net loss	—	—	—	(343,798)	—	(343,798)	$(343,798)
Foreign currency translation	—	—	—	—	57	57	57

Total comprehensive loss							$(343,741)

Balances, March 31, 2007	7,508	$2	$281,671	$(616,258)	$168	$(334,417)

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Fiscal Years in the Period Ended March 31, 2007

(in thousands)

	Fiscal Year Ended
	March 31, 2005	March 31, 2006	March 31, 2007
Cash Flows from Operating Activities:
Net loss	$(13,832)	$(160,885)	$(343,798)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	11,120	11,531	6,218
Amortization of other identified intangibles	14,098	12,584	8,895
Provision for impairment of other intangible assets and goodwill	—	147,452	312,568
Provision for bad debts	2,180	6,218	2,837
Amortization of deferred debt costs	6,568	10,727	7,987
Amortization of deferred rack costs	20,843	18,632	17,204
Write-off of deferred rack costs and property and equipment	—	—	1,641
Gain on sale of investment	—	(1,607)	—
Gain on sale of Frontline Marketing, Inc.	(32)	(194)	(1,158)
Provision for excess and obsolete inventory	538	466	944
Deferred income tax provision (benefit)	84	(32,804)	(23,825)
Other	(235)	(617)	(77)
Decrease (increase) in operating assets:
Trade receivables	9,780	(4,930)	(966)
Inventories	(1,255)	2,626	12,150
Prepaid expenses and other current assets	(9,877)	2,864	1,618
Deferred rack costs	(11,788)	(24,556)	(9,504)
Other long-term assets	(2,032)	(165)	379
Increase (decrease) in operating liabilities:
Accounts payable	1,200	3,294	1,145
Accrued expenses and other liabilities	(5,196)	19,127	(6,204)
Accrued interest	2,666	644	6,080
Deferred revenues	(7,414)	(5,514)	(1,072)

Total adjustments	31,248	165,778	336,860

Net cash provided by (used in) operating activities	17,416	4,893	(6,938)

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,963)	(4,390)	(2,788)
Acquisition of business, net of cash acquired	(666)	—	—
Proceeds from sale of assets	187	399	271
Proceeds from sale of investment	—	1,607	—
Investment in Mr. Olympia, LLC	—	(600)	(300)
Payments received on note receivable from sale of Frontline Marketing, Inc.	32	194	1,158

Net cash used in investing activities	(5,410)	(2,790)	(1,659)

Cash Flows from Financing Activities:
Proceeds from term loan and revolving credit facility borrowings	26,000	520,000	100,000
Term loan and revolving credit facility principal repayments	(42,408)	(493,984)	(40,000)
Return of equity investment	(156)	(30)	—
Payment of deferred debt costs	(1,522)	(12,455)	(10,501)

Net cash (used in) provided by financing activities	(18,086)	13,531	49,499

Effect of exchange rate changes on cash	29	(37)	(79)

Net (Decrease) Increase in Cash and Cash Equivalents	(6,051)	15,597	40,823
Cash and Cash Equivalents, Beginning of Period	10,045	3,994	19,591

Cash and Cash Equivalents, End of Period	$3,994	$19,591	$60,414

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Income taxes	$1,328	$1,154	$1,034
Interest	$76,279	$85,382	$91,356

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of American Media Operations, Inc. and its subsidiaries (collectively, the “Company”). The Company is a wholly owned subsidiary of American Media, Inc. (“Media”). Media’s parent entity is EMP Group L.L.C. (the “LLC”). The Company consolidates all majority owned subsidiaries and investments in entities in which it has a controlling influence. Non-majority owned investments are accounted for using the equity method when the Company has the ability to significantly influence the operating decisions of the issuer. When the Company does not have the ability to significantly influence the operating decisions of an issuer, the cost method is used. For entities that are considered variable interest entities, the Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” All intercompany accounts and transactions have been eliminated in consolidation.

In fiscal year 2007, the Company published six weekly publications: National Enquirer, Star, Globe, National Examiner, Weekly World News and Sun; two bi-weekly publications: Country Weekly and Mira!; five monthly publications: Muscle & Fitness, Muscle & Fitness Hers, Shape, Men’s Fitness and Flex; one bi-monthly publication: Fit Pregnancy; and one publication which is published ten times per year: Natural Health. Distribution Services, Inc. (“DSI”), the Company’s wholly owned subsidiary, arranges for the placement of the Company’s publications and third-party publications with retailers and monitors through its merchandising staff that these publications are properly displayed in stores, primarily large supermarkets and major retail chains such as Wal-Mart and Target. DSI coordinates (also known as acting as a “category captain”) the racking of magazine fixtures for selected retailers. In addition, DSI provides sales of marketing, merchandising and information gathering services for third parties including non-magazine clients.

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

Revenues from single copy sales are recognized net of expected sales returns, after considering such factors as sales history and available market information. All of the Company’s publications are sold with full return privileges. The Company’s major U.S. and Canadian distributor provides the Company weekly reporting on the actual returns by publication and by issue of each publication. The Company also receives sales data from certain retailers that sell its publications. The Company utilizes these data sources as well as the Company’s long-term history of sales data by publication to estimate the actual anticipated sale of the Company’s publications and the Company’s experience has demonstrated that the actual sale of each issue of each magazine can be reasonably estimated based on this information. The Company’s in-house circulation department has developed financial models which the Company utilizes when projecting the anticipated sale of magazines. Revenues are also presented net of deferred rack cost amortization, terminal rack promotions, product placement costs (“retail display allowances and pockets”) paid to the retailers and sales taxes.

Other revenues, primarily from marketing services performed for third parties by DSI, are recognized when the service is performed.

Wholesaler Concentrations

Single copy revenues consist of copies sold primarily to four wholesalers, which the Company estimates represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Women’s Health and Fitness Publications, and Corporate/Other segments. In fiscal years 2005 and 2006, two wholesalers each accounted for greater than 10% of the Company’s total operating revenue and in the aggregate accounted for approximately 35% of the Company’s total operating revenue. In fiscal year 2007, three wholesalers each accounted for greater than 10% of the Company’s total operating revenue and in the aggregate accounted for approximately 37% of the Company’s total operating revenue. The Company’s operating results could be materially affected if one or more of these wholesalers stopped delivering the Company’s publications. The Company has service agreements with its wholesalers, which provide incentives to maintain certain levels of service. Three of these wholesaler service agreements require at least 120 days’ prior notice of termination, with terms expiring on December 31, 2007. The fourth wholesaler service agreement requires at least 60 days’ prior notice of termination, with a term expiring on December 31, 2007.

Barter Transactions

The Company trades advertisements in its publications in exchange for advertising and goods and services. Revenue and related expenses from barter transactions are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) No. 99-17, Accounting for Advertising Barter Transactions and Accounting Principles Board Opinion (“APB”) No. 29, Accounting for Nonmonetary Transactions. Revenue from barter transactions is recognized in accordance with the Company’s revenue recognition policies. Expense from barter transactions is recognized as incurred. Revenue and expense from barter transactions for the fiscal years 2005, 2006 and 2007 was not significant.

Editorial Costs

External editorial costs relating to photos, artwork and text are expensed as the issue relating to each specific cost is recognized as revenue. Internal editorial costs are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand or deposited in demand deposit accounts with financial institutions and highly liquid investments with an original maturity of three months or less. Book overdrafts of $0.6 million and $0.1 million have been recorded in accounts payable as of March 31, 2006 and 2007, respectively, and are included in cash flows from operating activities.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. During fiscal years 2005, 2006 and 2007, the Company wrote down $0.5 million, $0.5 million and $0.9 million of inventory, respectively. This write down is included in production expense in the accompanying Consolidated Statements of Loss. Inventories are comprised of the following at March 31 (in thousands):

	2006	2007
Raw materials — paper	$28,620	$16,867
Finished product — paper, production and distribution costs of future issues	7,999	6,658

Total inventory	$36,619	$23,525

Direct-Response Advertising Costs

Direct-response advertising costs that are intended to solicit subscriptions and are expected to result in probable future benefits are capitalized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs.” These costs are amortized over the period during which future benefits are expected to be received which is generally the related one-year subscription period. The asset balance of the capitalized direct-response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. Capitalized direct-response advertising costs were $5.1 million and $4.7 million at March 31, 2006 and 2007, respectively, and are included in prepaid expenses and other current assets in the Consolidated Balance Sheets. There were no material write-downs of capitalized direct-response advertising costs in any of the three fiscal years in the period ended March 31, 2007.

Long-Lived Assets

Whenever significant events or changes occur, such as those affecting general market conditions or pertaining to a specific industry or an asset category, the Company reviews its long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of cash flows (undiscounted and without interest charges) over the remaining lives of the assets to measure recoverability. If the estimated undiscounted cash flows are less than the carrying value of the asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value.

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

In compliance with AICPA SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company expenses internal use software costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in developing or obtaining internal use software and includes them in property and equipment, net. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than three years using the straight-line method. The Company capitalizes certain costs, which generally include hardware, software, and payroll related costs for employees who are directly associated with and who devote time to the development of internal use computer software.

Deferred Debt Costs

Debt issuance costs are amortized under the effective-interest method over the terms of the related indebtedness which range from 3 to 10 years.

Deferred Rack Costs

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company’s reporting units are tested annually in accordance with SFAS No. 142 during the fourth quarter of each fiscal year to determine whether their carrying value exceeds their fair value. Goodwill and other indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would indicate that an impairment exists. Impairment losses, if any, are reflected in operating income or loss in the Consolidated Statements of Loss. The Company’s reporting units consist of its publications and other consolidated subsidiaries.

In accordance with SFAS No. 144, the Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Impairment losses, if any, are reflected in operating income or loss in the Consolidated Statements of Loss.

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

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are comprised of the following at March 31 (in thousands):

	2006	2007
Retail display pockets and allowances	$14,696	$14,061
Income and other taxes	6,990	10,483
Personnel and related costs	8,388	9,500
Rack costs	9,462	6,806
Mr. Olympia LLC (see Note 11)	5,400	5,100
Due to third party publishers	4,710	3,554
Production costs	2,660	676
Interest rate swap	2,742	—
Other	7,127	7,238

Accrued expenses and other liabilities - current	62,175	57,418

Management fee (see Note 10)	—	2,000

Accrued expenses and other liabilities - non current	—	2,000

Total accrued expenses and other liabilities	$62,175	$59,418

Deferred Revenues

Deferred revenues are comprised of the following at March 31 (in thousands):

	2006	2007
Subscriptions	$39,784	$39,895
Advertising	3,907	2,647
Other	—	77

Deferred revenues	$43,691	$42,619

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The liability method of accounting for deferred income taxes requires a valuation against deferred tax assets, if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The effect on any changes in deferred tax assets and liabilities as a result of a change in tax rates is recognized in income.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of cumulative foreign currency translation adjustments.

Translation of Non-U.S. Currency Amounts

The net assets and operations of entities outside of the United States are translated into U.S. dollars. Assets and liabilities are translated at fiscal year-end exchange rates and income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive income. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 prescribes that tax positions that meet a more-likely-than-not recognition threshold be measured to determine the amount of benefit to be recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning in fiscal year 2008. The Company is currently evaluating the impact, if any, that FIN 48 will have on the results of its operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on the results of its operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its financial statements, which is effective beginning in fiscal year 2009.

(2) Goodwill and Other Identified Intangible Assets

As of March 31, 2006 and 2007, the Company had goodwill with carrying values of $623.6 million and $387.5 million, respectively. Other identified intangible assets not subject to amortization had a carrying value of $427.2 million and $355.5 million as of March 31, 2006 and 2007, respectively, and consist of trade names with indefinite lives. During fiscal year 2006, the Company recorded a $6.0 million increase to tradenames in association with its investment in Mr. Olympia, LLC. The $6.0 million increase to tradenames consisted of a $0.6 million cash payment and a $5.4 million increase to current accrued expenses and other liabilities. See Note 11, “Mr. Olympia, LLC,” for further discussion.

Identified intangible assets with finite lives subject to amortization consist of the following at March 31 (in thousands):

		2006			2007
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames (a)	8 - 27	$18,186	$(4,771)	$13,415	$14,186	$(5,439)	$8,747
Covenants not to compete	5 - 10	22,500	(13,268)	9,232	22,500	(16,176)	6,324
Subscriber lists	3 - 15	66,171	(37,620)	28,551	66,139	(41,757)	24,382
Non-subscriber customer relationships	8	10,150	(3,857)	6,293	9,502	(5,039)	4,463

		$117,007	$(59,516)	$57,491	$112,327	$(68,411)	$43,916

(a)	Weekly World News, National Examiner and Sun tradenames were determined to have finite lives during the fourth quarter of fiscal year 2006. During the third quarter of fiscal year 2007, the tradenames related to Weekly World News and Sun were written off based on the Company’s impairment test. National Examiner will continue to be amortized over its estimated useful life.

Amortization expense of intangible assets for fiscal years 2005, 2006 and 2007 was $14.1 million, $12.6 million and $8.9 million, respectively. Based on the carrying value of identified intangible assets recorded at March 31, 2007, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2008	$8,418
2009	7,529
2010	6,845
2011	5,402
2012	4,651
Thereafter	11,071

$43,916

Impairment Charges

In accordance with SFAS No. 142 and SFAS No. 144, the Company has completed its annual impairment test for both its tradenames and goodwill. SFAS No. 142 provides a two-step impairment test for goodwill. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

As a result of the Company’s impairment testing under SFAS No. 142 and SFAS No. 144, non-cash impairment charges for fiscal years 2006 and 2007 by reportable segment are as follows (in thousands):

	Newspaper Publications	Celebrity Publications	Corporate/ Other	Total
Fiscal 2006 Impairments
Tradenames	$68,126	$36,797	$17,620	$122,543
Goodwill	—	24,613	296	24,909

Provision for impairment of intangible assets and goodwill	$68,126	$61,410	$17,916	$147,452

Fiscal 2007 Impairments
Tradenames	$—	$66,771	$8,963	$75,734
Goodwill (1)	97,579	61,278	77,297	236,154
Other Identified Intangibles	—	—	680	680

Provision for impairment of intangible assets and goodwill	$97,579	$128,049	$86,940	$312,568

(1)	The Company was in the process of reviewing the second step of the goodwill impairment test during the third fiscal quarter ended December 31, 2006 and, as such, recorded an estimate of the non-cash goodwill impairment charges in such quarter as these charges were probable and could be reasonably estimated. The review of the second step was completed in the fourth fiscal quarter ended March 31, 2007. Based upon the completed impairment test, the Company determined that no adjustment was necessary to the estimate recorded during the third fiscal quarter ended December 31, 2006.

The Company recorded the fiscal year 2007 non-cash impairment charges described above in the third fiscal quarter ended December 31, 2006, which were as a result of the continued decline in the Company’s profitability during that quarter. The impairment charges were primarily the result of a change in management’s expectations of long-term cash flows resulting from declining profitability in fiscal year 2007.

The Company recorded the fiscal year 2006 non-cash impairment charges described above in the fourth fiscal quarter ended March 31, 2006, which were primarily the result of a change in management’s expectations of long-term cash flows attributable to expected future circulation declines and unexpected underperformance during fiscal year 2006. The combination of these factors had an adverse impact on the anticipated future cash flows of the Company’s reporting units used in the annual impairment analysis performed during the fourth quarter of fiscal year 2006. The reduced circulation levels at these reporting units were primarily the result of decreased demand of the reporting units’ publications attributable to continued industry circulation declines and increased competition. In performing the SFAS No. 142 impairment assessment, management determined that this shift in demand was more than temporary, consequently impacting the forecast used in the Company’s goodwill and indefinite-lived intangible analysis.

Impairment Charge Assumptions

The estimate of fair value of the Company’s tradename and goodwill reporting units was based on the Company’s projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The valuation employed a combination of present value techniques to measure fair value and considered market factors. The key assumptions used to determine the fair value of the Company’s tradename and goodwill reporting units during the fiscal year 2006 and 2007 impairment tests were:

a)	expected cash flow periods of five years;

b)	terminal values based upon terminal growth rates ranging from -10.0% to 5.0% and 0% to 5.0% for fiscal years 2006 and 2007, respectively;

c)	implied multiples ranging from 3.9 to 10.5 and 2.0 to 9.8 used in the business enterprise value income and market approaches for fiscal years 2006 and 2007, respectively; and

d)	discount rates ranging from 11.0% to 13.0% which were based on the Company’s best estimate of the weighted-average cost of capital adjusted for risks associated with the reporting units for each of fiscal years 2006 and 2007, respectively.

Management believes the rates used are consistent with the risks inherent in the Company’s current business model and with industry discount rates. Changes in management’s judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in a change in the impairment of tradenames and goodwill. A variance in the assumptions used could have had a significant impact on the amount of tradename and goodwill impairment charges recorded. For example:

a)	a 1% change in the discount rate would have caused an increase or decrease in the tradename impairment charges by approximately $35.0 million and $8.3 million in fiscal years 2006 and 2007, respectively;

b)	a 1% change in the discount rate would have changed the estimated fair value of the Company’s reporting units and may have caused other reporting units to incur tradename impairment charges in each of fiscal years 2006 and 2007, respectively;

c)	a 5% decrease in the enterprise value may have caused goodwill impairment of two publications and one other publication in fiscal years 2006 and 2007, respectively; and

d)	in fiscal year 2006, a 5% increase in the enterprise value would have caused no impairment charges to the Celebrity Publications segment and a $0.1 million impairment charge to the Corporate/Other segment; in fiscal year 2007, a 5% increase in the enterprise value would not have resulted in a $97.6 million impairment charge for the Newspaper Publications segment; and in addition, a 5% increase in the enterprise value may have reduced the goodwill impairment charges in the other reportable segments by $26.1 million.

Changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Newspaper Publications	Celebrity Publications	Women’s Health and Fitness Publications	Corporate/ Other	Total
Balance as of March 31, 2005	$241,570	$204,550	$83,649	$118,757	$648,526
Impairment charges in fiscal year 2006	—	(24,613)	—	(296)	(24,909)

Balance as of March 31, 2006	241,570	179,937	83,649	118,461	623,617
Impairment charges in fiscal year 2007	(97,579)	(61,278)	—	(77,297)	(236,154)

Balance as of March 31, 2007	$143,991	$118,659	$83,649	$41,164	$387,463

(3) Discontinued Operations

In order to improve the Company’s profitability and future net cash flows, in April 2006, the Company discontinued the Celebrity Living Weekly, MPH and Shape En Espanol publications in accordance with the provisions of SFAS No. 144. During the fourth quarter of fiscal 2007, the Company discontinued the publication of Looking Good Now. Operating results of these publications have been classified as discontinued operations for all periods presented. These publications were previously included in the Corporate/Other segment.

The following table sets forth total operating revenues, pre-tax loss from discontinued operations, income taxes and loss from discontinued operations for fiscal years 2005, 2006 and 2007, respectively (in thousands):

	2005	2006	2007
Total operating revenues	$2,675	$11,591	$2,738

Pre-tax loss from discontinued operations	$(4,444)	$(11,935)	$(2,694)
Benefit for income taxes	(1,671)	—	—

Loss from discontinued operations	$(2,773)	$(11,935)	$(2,694)

At its July 19, 2007 meeting, the Board of Directors of the Company decided to discontinue the publication of Weekly World News effective with the August 27, 2007 issue. This publication represented total revenues and operating loss of $3.6 million and $7.4 million, respectively, for fiscal year 2007. Operating loss includes a provision for impairment of intangible assets and goodwill of $7.2 million.

4) Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is as follows at March 31 (in thousands):

	2006			2007
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Term loan	$450,000		$450,000	$450,000		$450,000
Revolving credit facility	—		—	60,000		60,000
Subordinated indebtedness	550,000	(a)	491,250	550,000	(a)	515,125
Interest rate swap liability	2,742		2,742	—		—

(a)	Amount does not include the bond premium.

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

The Company recorded a liability for the swap agreement at its fair value of $2.7 million as of March 31, 2006. The change in the fair value of the swap has been recognized as a net addition to interest expense of $3.7 million, $1.5 million and $0.4 million for fiscal years 2005, 2006 and 2007, respectively. On July 15, 2004, the Company received $1.2 million in connection with the interim settlement of this swap agreement. On January 18, 2005, the Company received $0.2 million in connection with the interim settlement of this swap agreement. On July 15, 2005, the Company received $0.2 million in connection with the interim settlement of this swap agreement. On January 15, 2006, the Company paid $1.2 million in connection with the interim settlement of this swap agreement. On July 28, 2006, the Company paid $1.6 million in connection with the interim settlement of this swap agreement. At each reset date the Company either received or paid money based on the current interest rates as of that date. The final settlement date was January 15, 2007, which coincided with the swap agreement termination date. On January 24, 2007, the Company paid $1.6 million in connection with the final settlement of this swap agreement.

(5) Income Taxes

The Company files a consolidated Federal income tax return with Media and calculates the Company’s income tax on a separate return basis. The benefit for income taxes from continuing operations consists of the following (in thousands):

	Fiscal Year Ended
	2005	2006	2007
Current:
Federal	$(4,006)	$(10,523)	$66
State	(975)	33	542
Foreign	432	421	281

Total current provision (benefit)	(4,549)	(10,069)	889

Deferred:
Federal	(613)	(30,662)	(20,867)
State	724	(2,119)	(2,860)
Foreign	(27)	(23)	(98)

Total deferred provision (benefit)	84	(32,804)	(23,825)

Benefit for income taxes	$(4,465)	$(42,873)	$(22,936)

A reconciliation of the federal statutory tax rate with the effective tax rate is as follows:

	Fiscal Year Ended
	2005	2006	2007
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.0	0.6	0.4
Meals and entertainment	(3.2)	(0.3)	(0.1)
Goodwill impairment	—	(4.5)	(16.2)
Valuation allowance on deferred tax benefits	—	(8.3)	(12.6)
Deferred tax on undistributed foreign earnings	(3.3)	—	—
Other, net	(0.7)	(0.1)	(0.2)

Effective rate	28.8%	22.4%	6.3%

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

	2006	2007
Deferred Income Tax Assets - Current
Reserves and accruals	$5,556	$6,197
Subscription marketing programs	3,143	3,124
Interest rate swap	2,102	807
Inventory matters, paper consumption and editorial costs	897	657
Foreign reserves and accruals	—	195

Gross deferred income tax assets - current	11,698	10,980
Valuation allowance	(5,215)	(10,565)

Deferred income tax assets - current	$6,483	$415

Deferred Income Tax Liabilities - Current
Expenses deducted for tax, deferred for books	$(657)	$(518)
Subscription selling agent costs	(971)	(786)
Uniform cost capitalization	(1,429)	(1,005)
Other current deferred tax liabilities	(1,272)	(1,878)

Deferred income tax liabilities - current	$(4,329)	$(4,187)

Net deferred income tax assets (liabilities) - current	$2,154	$(3,772)

Deferred Income Tax Assets - Non-Current
Reserves and accruals	$731	$215
Net operating losses	34,016	49,283
Debt costs amortized for tax, expensed for books	221	—
Deferred foreign taxes	77	77
Expenses recorded for books, not deducted for tax	2,119	1,722
Unamortized original issue discount	—	11,791
Other non-current deferred tax assets	2,766	1,637

Gross deferred income tax assets - non-current	39,930	64,725
Valuation allowance	(17,799)	(62,678)

Deferred income tax assets - non-current	$22,131	$2,047

Deferred Income Tax Liabilities - Non-Current
Goodwill and other intangibles	$(124,067)	$(78,949)
Depreciation	(72)	844
Circulation expenses	(11,571)	(8,072)
Capitalized salaries	(2,361)	(2,447)
Other non-current deferred tax liabilities	(163)	56

Deferred income tax liabilities - non-current	$(138,234)	$(88,568)

Net deferred income tax liabilities - non-current	$(116,103)	$(86,521)

The net deferred income tax assets - current of $2.2 million as of March 31, 2006 is included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. The net deferred income tax liability – current of $3.8 million as of March 31, 2007 is included in current accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The net deferred income tax liabilities – non-current of $116.1 million and $86.5 million as of March 31, 2006 and 2007, respectively, is included in deferred income taxes in the accompanying Consolidated Balance Sheets.

At March 31, 2006 and 2007, the Company had gross U.S. federal and state net operating loss carryforwards as follows (in thousands):

	2006	2007
Federal	$86,644	$127,280
State	79,244	103,873

Total	$165,888	$231,153

Approximately $86.6 million of the federal net operating loss carryforwards at March 31, 2007 expire in 2026 and the remaining $40.7 million expire in 2027. Approximately $33.1 million of the state net operating loss carryforwards at March 31, 2007 expire between 2010 and 2022 and the remaining $70.8 million expire between 2025 and 2027.

The asset and liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The company established a $23.0 million and recorded an additional $50.2 million valuation allowance during fiscal years 2006 and 2007, respectively, to reduce both current and non-current deferred income tax assets as the Company does not believe it is more likely than not that the related deferred tax assets will be realized. The valuation allowance established during fiscal years 2006 and 2007 reduced the following net deferred tax assets (in thousands):

	2006	2007
Net deferred tax assets generated from current period book loss and tax amortization of indefinite-lived intangibles	$23,014	$32,294
Net deferred tax assets created as a result of the impairment of intangible assets and incremental valuation allowance on the impairment of finite-lived intangibles	—	17,935

	$23,014	$50,229

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

The Company accrued for contingent liabilities related to state income taxes and interest it may be required to pay in various taxing jurisdictions. As of March 31, 2006 and 2007, the Company recorded $3.2 million and $3.4 million, respectively, of such contingency accruals in current accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. A portion of this contingency relates to ongoing state tax audits.

In addition to the accruals for contingent income tax liabilities, the Company has also accrued for contingent liabilities for non-income related taxes. As of March 31, 2006 and 2007, these accruals amounted to $5.8 million and $5.4 million, respectively, of which $5.1 million and $4.5 million are recorded in current accrued expenses and other liabilities and $0.7 million and $0.9 million are recorded in accrued interest in the accompanying Consolidated Balance Sheets.

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

The 2006 Credit Agreement allows for revolving loans, term loans, swingline loans and letters of credit in an aggregate principal amount of up to $510.0 million. The Company’s revolving credit commitment matures in January 2012 but may mature sooner if the Company does not refinance its outstanding 10.25% senior subordinated notes due 2009 (the “2009 Notes”) on or prior to February 1, 2009 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be February 1, 2009) or the Company does not refinance its outstanding 8.875% senior subordinated notes due 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”) on or prior to October 15, 2010 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be October 15, 2010). The 2006 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default which are similar to the 2003 Credit Agreement. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2006 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying cash dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. The Company has obtained a number of waivers and amendments to the 2006 Credit Agreement since January 30, 2006 (described below). As of March 31, 2007, the Company was in compliance with these covenants, as so amended. Although there can be no assurances, the Company anticipates that, based on current projections, its operating results for fiscal year 2008 will be sufficient to satisfy the financial covenants, as amended, under the 2006 Credit Agreement.

The indebtedness under the 2006 Credit Agreement, like the 2003 Credit Agreement, is secured by substantially all of the Company’s assets and the assets of all of its domestic subsidiaries. In addition, the Company’s obligations are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, substantially all of its existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of its subsequently acquired or organized subsidiaries.

Included in the 2006 Credit Agreement is a $60.0 million revolving credit facility and a $450.0 million term loan agreement. Under the 2006 Credit Agreement, the Company has the right to arrange an increase in the facilities available thereunder by up to $250.0 million subject to the satisfaction of certain conditions, including arranging for one or more lenders to agree to provide such facilities and pro forma compliance with the financial covenants included therein. There can be no assurance that the Company would be able to arrange for any such increase in the future or satisfy such conditions. The Company’s future ability to borrow funds under any such increase and the interest rates on those funds could be dependent on improved performance or adversely impacted by a further decline in the Company’s debt ratings and by negative conditions in the debt capital markets.

As of March 31, 2007, under the 2006 Credit Agreement, the Company had $450.0 million of borrowings under the term loan commitments and there was $60.0 million outstanding under the revolving credit commitment. The 2006 Credit Agreement requires, and the 2003 Credit Agreement required the Company, to pay a commitment fee ranging from 3/8% to 1/2% of the unused portion of the revolving commitment. Commitment fee payments under the 2006 and 2003 Credit Agreements totaled $0.3 million, $0.2 million and $0.1 million for fiscal years 2005, 2006 and 2007, respectively.

Borrowings under the term loan commitments included in the 2006 Credit Agreement are payable in varying quarterly installments commencing in fiscal year 2009. The Company is required to make Excess Cash Flow payments (as defined), which will be applied ratably to the then outstanding term loans. There were no required Excess Cash Flow payments for fiscal year 2007.

The effective interest rate under the 2006 Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 31, 2007, was 8.6% and the effective weighted-average interest rates under the 2006 and 2003 Credit Agreements for fiscal years 2005, 2006 and 2007 were 4.6%, 6.7% and 8.5%, respectively. The increase in the effective weighted-average interest rate is tied to the increase in LIBOR.

As of February 13, 2006, the Company entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “February 2006 Waiver”). The February 2006 Waiver, among other things, provided for the waiver (the “Restatement Waiver”) of certain specified defaults or events of default for specified periods under the 2006 Credit Agreement as a result of the previous restatement of the Company’s financial statements for the fiscal year ended March 31, 2005 and the fiscal quarters ended June 30, 2005 and September 30, 2005 (the “Restatement”) so long as the Restatement did not result in changes in operating income and Consolidated EBITDA (calculated in accordance with the 2006 Credit Agreement) in excess of certain specified amounts for specified periods. The February 2006 Waiver also provided for (a) an extension of the period for delivery of the Company’s financial statements for the quarter ended December 31, 2005, until June 28, 2006 (at which point the restated financial statements for prior periods were also to be delivered), (b) the waiver (the “Cross Default Waiver”) of any cross default resulting from any failure by the Company to comply with the indentures governing the Notes by failing to timely file its periodic reports with the Securities and Exchange Commission unless the trustee or the noteholders deliver certain notices to the Company with respect to its failure to comply with its reporting covenants or commence any proceeding with respect to their rights and remedies thereunder, (c) the continued treatment of display rack costs as capital expenditures for purposes of the 2006 Credit Agreement, (d) an increase in the margins applicable to borrowings under the 2006 Credit Agreement during the period that the Restatement was in process, and (e) additional limitations (the “Additional Limitations”) affecting the Company’s ability to repurchase the Notes, make certain restricted payments and to give consideration to noteholders to waive the failure to comply with the reporting covenant under its indentures, in each case during the period that the Restatement was in process. The February 2006 Waiver also provided for an increase in margins applicable to borrowings in the event of a downgrade in the ratings by Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services of the debt under the 2006 Credit Agreement to the extent such downgrade is effective within one month after completion of the Restatement and was expressly attributable to the Restatement. Pursuant to the February 2006 Waiver, the Company paid amendment fees in cash equal to $1.00 per $1,000 of the outstanding and available credit facilities (totaling $510.0 million) under the 2006 Credit Agreement, for an aggregate payment of $0.5 million.

On June 23, 2006, the Company entered into another Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “June 2006 Waiver”). The June 2006 Waiver, among other things, provided for (i) extensions of the Restatement Waiver (with certain changes to the conditions), the Cross Default Waiver and the Additional Limitations, (ii) an extension of the deadline for delivery of the Company’s financial statements for periods through June 30, 2006, (iii) certain amendments and waivers to the financial covenants under the 2006 Credit Agreement, (iv) the approval of the sale of the assets as described in Note 9 to the Notes to Consolidated Financial Statements, and (v) the approval of certain other changes relating to the foregoing items. Pursuant to the June 2006 Waiver, the Company paid amendment fees in cash equal to $2.50 per $1,000 of the outstanding and available credit facilities (totaling $510.0 million) under the 2006 Credit Agreement, for an aggregate payment of $1.3 million.

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

On February 9, 2007, the Company entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “February 2007 Waiver”). The February 2007 Waiver provided, among other things, for an extension of the existing waiver of certain specified defaults or events of default for specified periods under the 2006 Credit Agreement as a result of the Restatement, so long as the Restatement did not result in changes in operating income and Consolidated EBITDA (calculated in accordance with the 2006 Credit Agreement) in excess of certain specified amounts for specified periods as amended pursuant to the February 2007 Waiver. The February 2007 Waiver also provided, among other things for (a) the extension for delivery of the Company’s financial statements for (i) the fiscal quarter ended December 31, 2005 to March 15, 2007, (ii) the fiscal year ended March 31, 2006 to March 15, 2007, (iii) the fiscal quarter ended June 30, 2006 to April 15, 2007, (iv) the fiscal quarter ended September 30, 2006 to April 15, 2007 and (v) the fiscal quarter ended December 31, 2006 to April 15, 2007 (failure to satisfy the foregoing delivery deadlines would not become an “Event of Default” under the 2006 Credit Agreement unless such failure continued unremedied for 30 days after the Company receives notice of such failure from the administrative agent), (b) the continuing waiver of any cross default resulting from any failure by the Company to comply with the indentures governing the Notes by failing to timely file its periodic reports with the Securities and Exchange Commission (“SEC”), unless the trustee or the noteholders (i) deliver certain notices to the Company as a result of the Company’s failure to comply with its reporting covenants or (ii) commence any proceeding with respect to their rights and remedies thereunder, (c) an increase in the margins applicable to borrowings under the 2006 Credit

Agreement, (d) certain additional reporting requirements for a limited period, (e) certain amendments and waivers to the financial covenants under the 2006 Credit Agreement, (f) the issuance of additional notes to the holders of the Notes under certain circumstances, (g) the continuation of limitations affecting the Company’s ability to (i) repurchase the Notes, (ii) make certain restricted payments and (iii) give consideration to noteholders to waive the failure to comply with the reporting covenant under its indentures, in each case during the period that the Restatement was in process, and (h) a further increase in margins applicable to borrowings in the event of a specified downgrade in the ratings by Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services of the debt under the 2006 Credit Agreement or in the event certain payments are made to the holders of the Notes. Pursuant to the February 2007 Waiver, the Company paid an amendment fee in cash to lenders who approved the February 2007 Waiver equal to $1.25 per $1,000 in principal amount of the outstanding and available credit facilities of such lenders resulting in an aggregate payment of $0.5 million.

On April 16, 2007, the Company entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “April 2007 Waiver”). The April 2007 Waiver provided, among other things, for extensions of the applicable deadlines for delivery of the Company’s financial statements for the following periods: (i) for the fiscal quarter ended June 30, 2006 to May 15, 2007, which were filed on May 8, 2007, (ii) for the fiscal quarter ended September 30, 2006 to the earlier of (A) the date that is 30 days following delivery of the financial statements for the fiscal quarter ended June 30, 2006 and (B) June 15, 2007, which were filed on May 24, 2007, (iii) for the fiscal quarter ended December 31, 2006 to the earlier of (A) the date that is 30 days following delivery of the financial statements for the fiscal quarter ended September 30, 2006 and (B) July 15, 2007, which were filed on July 3, 2007, (iv) for the fiscal year ended March 31, 2007 to August 31, 2007 and (v) for the fiscal quarter ending June 30, 2007 to the earlier of (A) the date that is 30 days following delivery of the financial statements for the fiscal year ended March 31, 2007 and (B) September 30, 2007. The April 2007 Waiver also amended a provision of the 2006 Credit Agreement which restricts the giving of any consideration to or for the benefit of any holder of Notes for any amendment, modification or waiver relating to a financial reporting violation, among other things, to reduce the requirement that the Company maintain a minimum amount of liquidity such that the provision now requires that the Company’s cash and cash equivalents and unused availability under the 2006 Credit Agreement are at least $25.0 million. Pursuant to the April 2007 Waiver, the Company paid an amendment fee in cash to lenders who approved the April 2007 Waiver equal to $0.50 per $1,000 in principal amount of the outstanding and available credit facilities of such lenders resulting in an aggregate payment of $0.3 million.

Payments of principal in the amount of $510.0 million under the 2006 Credit Agreement are due in fiscal year 2009 (excluding any amounts that may be borrowed under the credit commitment or required to be prepaid under the Excess Cash Flow provision).

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

Payments of principal in the amount of $400.0 million and $150.0 million under the senior subordinated notes are due in fiscal year 2010 and 2011, respectively.

The senior subordinated notes are unconditionally guaranteed, on a senior subordinated basis, by all of its domestic subsidiaries. Each domestic subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the senior subordinated notes on a senior subordinated basis. Subordinated note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. The note guarantors are comprised of all of the Company’s domestic subsidiaries. Subordinated note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the 2006 Credit Agreement, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the 2006 Credit Agreement. Furthermore, the subordinated notes indentures permit note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. See Note 18, “Supplemental Condensed Consolidating Financial Information.”

On March 17, 2006, the Company entered into (i) a Waiver and Consent Agreement with certain holders of its 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes, and (ii) a Waiver and Consent Agreement with certain holders of its 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “March 2006 Subordinated Debt Consent Agreements”). Pursuant to the March 2006 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes waived defaults related to the Company’s failure to comply with its reporting requirements under the indentures pursuant to which the Notes were issued (the “Indentures”) resulting from its announced intention to file the Restatement. The March 2006 Subordinated Debt Consent Agreements also required the Company to make a cash payment to each holder of Notes of $10.00 per $1,000 in principal amount of Notes held by such holder, for an aggregate payment to all Note holders of $5.5 million. In addition, pursuant to the requirements of the March 2006 Subordinated Debt Consent Agreements, on March 17, 2006, the Company entered into (i) a Third Supplemental Indenture, dated as of March 17, 2006, among the Company, the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JPMorgan Chase Bank, N.A.), as trustee, relating to the Indenture governing the 2009 Notes, and (ii) a First Supplemental Indenture, dated as of March 17, 2006, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “March 2006 Supplemental Indentures”). The principal purpose of the March 2006 Supplemental Indentures was to amend the related Indenture to (i) extend the time by which the Company must file its periodic reports and (ii) require the Company to meet specified leverage ratios as of September 30, 2007 and 2008.

If the Company fails to meet the specified leverage ratio of 8:1 as of September 30, 2007, it will be required to make one of three elections which are as follows: 1) issue an additional $20.0 million of senior subordinated notes to the existing holders of the Notes, or 2) issue a cash payment of $20.0 million to the holders of the Notes, or (3) issue equity or receive a cash equity contribution in such amount as will result in net proceeds to the Company of no less than $40.0 million or in such lesser amount sufficient to permit the Company to achieve the specified leverage ratio (after giving pro forma effect to the reduction of indebtedness that shall be effected with such proceeds). The Company anticipates that it will not meet the specified leverage test. If this occurs, the Company expects to issue $20.0 million of senior subordinated notes to the existing holders of the Notes.

If the Company fails to meet the specified leverage ratio of 7.25:1 as of September 30, 2008, it will be required to make one of three elections which are as follows: 1) issue an additional $35.0 million of senior subordinated notes to the existing holders of the Notes, or 2) issue a cash payment of $20.0 million to the holders of the Notes, or (3) issue equity or receive a cash equity contribution in such amount as will result in net proceeds to the Company of no less than $50.0 million or in such lesser amount sufficient to permit the Company to achieve the specified leverage ratio (after giving pro forma effect to the reduction of indebtedness that shall be effected with such proceeds).

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

On May 15, 2007, the Company entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “May 2007 Subordinated Debt Consent Agreements”). Pursuant to the May 2007 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes have provided their consents to specified amendments to the related Indentures. Pursuant to the May 2007 Subordinated Debt Consent Agreements, the Company paid in cash $1.25 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $0.7 million. In addition, pursuant to the requirements of the May 2007 Subordinated Debt Consent Agreements, on May 15, 2007, the Company entered into (i) an Eighth Supplemental Indenture, dated as of May 15, 2007, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Sixth Supplemental Indenture dated as of May 15, 2007, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “May 2007 Supplemental Indentures”). The principal purpose of the May 2007 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its Second Quarter 2007 Form 10-Q to June 15, 2007, (ii) its Third Quarter 2007 Form 10-Q to July 16, 2007, (iii) its annual report on Form 10-K for the fiscal year ended March 31, 2007 (the “2007 Form 10-K”) to August 31, 2007 and (iv) its quarterly report on Form 10-Q for the quarter ended June 30, 2007 (the “First Quarter 2008 Form 10-Q”) to October 1, 2007. In addition, each Supplemental Indenture permits the Company, upon notice to the trustee, to extend the filing dates of its Second Quarter 2007 Form 10-Q to July 16, 2007, its Third Quarter 2007 Form 10-Q to August 15, 2007, its 2007 Form 10-K to October 1, 2007, and its First Quarter 2008 Form 10-Q to October 31, 2007 in return for a cash payment to all holders of Notes equal to $1.25 per $1,000 principal amount.

(8) Deferred Debt Costs

Deferred debt costs, net are comprised of the following at March 31 (in thousands):

	2006	2007
Credit agreement	$4,924	$4,868
Senior subordinated indebtedness	25,023	24,528
Consent and waiver fees	6,218	16,512
Less - accumulated amortization	(14,487)	(22,022)

	$21,678	$23,886

The fiscal year 2006 amortization of deferred debt costs expense includes a write-off of approximately $4.3 million of deferred debt costs associated with the 2003 Credit Agreement which was replaced by the 2006 Credit Agreement.

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

In connection with the April 2007 Waiver and the May 2007 Subordinated Debt Consent Agreements, the Company deferred approximately $1.0 million and is amortizing that amount over the life of the related debt in accordance with EITF 96-19.

(9) Restructuring Activities

During fiscal year 2006, the Company initiated a plan to relocate its subscription circulation department and certain Shape magazine editors from Woodland Hills, California, to its New York City offices. The Company’s relocation plan involved the termination of 22 employees. This activity resulted in fiscal year 2006 second quarter charges of $0.5 million for termination benefits which were included in selling, general and administrative expense in the accompanying Consolidated Statements of Loss for fiscal year 2006 and in the Corporate/Other reporting segment. The Company has completed this restructuring plan. The following tables set forth the detail and activity in the restructuring expense accrual related to this activity during fiscal years 2006 and 2007 (in thousands):

Relocation of Shape and Subscription Circulation - Fiscal Year 2006	2006 Restructuring Expense	2006 Cash Payments	Balances March 31, 2006
Accrued liabilities:
Severance	$511	$(460)	$51

Fiscal Year 2007	Balances March 31, 2006	2007 Reversal of Accrual	Balances March 31, 2007
Accrued liabilities:
Severance	$51	$(51)	$—

During fiscal year 2005, the Company initiated a plan to relocate National Enquirer to New York City. The Company’s relocation plan involved the termination of 34 employees. This activity resulted in a fiscal year 2005 charge of $2.3 million for termination benefits and a fiscal year 2006 charge of $0.2 million for costs associated with the relocation of employees which were included in selling, general and administrative expense in the accompanying Consolidated Statements of Loss and in the Newspaper Publication reporting segment. During fiscal year 2006, the Company paid termination benefits of $2.2 million and paid $0.2 million of costs associated with relocation of existing employees. The remaining severance benefits were fully paid in fiscal year 2007. The Company has completed this restructuring plan.

The following table sets forth the detail and activity in the restructuring expense accrual related to this activity during fiscal years 2006 and 2007 (in thousands):

Relocation of National Enquirer - Fiscal Year 2006	Balances March 31, 2005	2006 Restructuring Expense	2006 Cash Payments	Balances March 31, 2006
Accrued liabilities:
Severance	$2,297	$—	$(2,159)	$138
Relocation	—	177	(177)	—

	$2,297	$177	$(2,336)	$138

Fiscal Year 2007	Balances March 31, 2006	2007 Restructuring Expense	2007 Cash Payments	Balances March 31, 2007
Accrued liabilities:
Severance	$138	$—	$(138)	$—

On April 4, 2006, the board of directors of the Company committed to a plan (the “Plan”) to restructure certain of its operations. The Plan was adopted to improve the Company’s profitability and future net cash flows, and includes actions that the Company has taken and intends to take, including: discontinuing the publication of Celebrity Living Weekly, MPH and Shape En Espanol, the relocation of the operations associated with National Enquirer from New York City back to Boca Raton, Florida, centralizing certain operations, and reducing certain other operating, general and administrative expenses. The Company’s relocation plan involved the termination of approximately 50 employees. This activity resulted in a charge of $2.3 million for termination benefits, $0.1 million for costs associated with the relocation of employees, $0.6 million for facility closures and $0.9 million for deferred rack cost write-offs. $2.9 million of these charges was included in selling, general and administrative expense and $1.1 million of these charges was included in loss from discontinued operations in the accompanying Consolidated Statements of Loss for fiscal year 2007. In addition, these restructuring charges were primarily incurred in the Newspaper Publication and Corporate/Other reporting segments. Through March 31, 2007, the Company has paid termination benefits of $2.3 million, $0.1 million for relocation costs and $0.4 million for costs associated with facility closures. The Company has an accrual at March 31, 2007 of $0.1 million associated with this action which approximates fair value due to the short-term nature of the payments.

The following table sets forth the detail and activity in the restructuring expense accrual related to this activity during fiscal year 2007 (in thousands):

2007 Restructuring	Balances March 31, 2006	2007 Restructuring Expense	2007 Cash Payments	Asset Write- Offs	Balances March 31, 2007
Accrued liabilities:
Severance	$—	$2,349	$(2,306)	$—	$43
Relocation	—	70	(61)	—	9
Facility Closures	—	642	(377)	(236)	29
Deferred Rack Write-Offs	—	908	—	(908)	—

	$—	$3,969	$(2,744)	$(1,144)	$81

On June 14, 2006, the Company announced that it was implementing a strategy to refocus the Company and devote its full resources to growing its core brands. As part of this strategy, the Company announced that it will explore the sale of its five market leading special interest titles: Muscle & Fitness, Flex, Muscle & Fitness Hers, Country Weekly, and Mira!. These publications collectively represented total revenues and operating loss of $83.5 million and $38.0 million, respectively, for fiscal year 2007. Operating loss includes a provision for impairment of intangible assets and goodwill of $67.3 million. As a result of the Restatement and until the Company becomes current with its filings with the SEC, the implementation of this strategy has been delayed.

(10) Related Party Transactions

Evercore Partners LLP (“Evercore”) and Thomas H. Lee Partners L.P. (“T.H. Lee”) and their affiliates beneficially own approximately 10.2% and 65.1% of Vertis, Inc. (“Vertis”), respectively. Vertis performs significant portions of the Company’s Newspaper Publications pre-press operations. Purchases of this service from Vertis totaled $4.8 million, $5.1 million and $3.5 million for fiscal years 2005, 2006 and 2007, respectively. At March 31, 2006 and 2007, the Company had payables due to Vertis of $390,000 and $391,000, respectively.

In April 2003, Media, THL Managers V, LLC, an affiliate of T.H. Lee, and Evercore Advisors L.P., an affiliate of Evercore, entered into a Management Agreement pursuant to which THL Managers V, LLC and Evercore Advisors L.P. provide certain management and advisory services to Media for an annual fee of $1.0 million each. Management fees of $1.0 million were paid to each of Evercore and T.H. Lee in fiscal years 2005 and 2006, respectively. Pursuant to certain of the supplemental indentures the Company entered into in fiscal year 2007, such payment will accrue and will not be made beginning in fiscal year 2007 or thereafter until the Company is in compliance with certain of its leverage ratios. Accordingly, the Company has recorded $2.0 million of non-current accrued expenses and other liabilities as of March 31, 2007. Evercore and T.H. Lee own 21.8% and 59.0%, respectively, of the LLC.

(11) Mr. Olympia, LLC

In April 2005, the Company entered into a limited liability company agreement (the “Olympia Agreement”) to form a joint venture (“Mr. Olympia, LLC”) to manage and promote the Mr. Olympia fitness events. At any time prior to the tenth anniversary of the execution date of the Olympia Agreement the other limited liability company member may require the Company to purchase all of the limited liability company units (“Put Option”) for a cash purchase price of $3.0 million. In the event that the other limited liability company member does not exercise the Put Option, for a period of 120 days following the tenth anniversary of the date of execution of the Olympia Agreement, the Company may require the other limited liability company member to sell all of its limited liability company units (“Call Option”) for a sale price of $3.0 million.

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

The Company has concluded that it is the primary beneficiary of the limited liability company and, consequently, the Company accounts for the limited liability company as a consolidated subsidiary. The Company has recorded the $3.0 million Put/Call Option and the $3.0 million Olympia Trademarks as an indefinite lived intangible asset in the accompanying Consolidated Balance Sheets as of March 31, 2006 and 2007. In addition, the Company has recorded $5.1 million of current accrued expenses and other liabilities at March 31, 2007 which represents the remaining obligation for the Put/Call Option and the license fee associated with the Olympia Trademarks.

(12) Commitments and Contingencies

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

Printing Agreement

The Company has a printing agreement expiring in fiscal year 2016 with R.R. Donnelley & Sons Company (“RR Donnelley”) to print National Enquirer, Globe, Shape, Men’s Fitness, Fit Pregnancy, Muscle & Fitness, Muscle & Fitness Hers, Flex, Natural Health, National Examiner, Weekly World News, Sun, Mira! and Country Weekly. Additionally, the Company has printing agreements with Quad/Graphics, Inc. to print Star expiring in fiscal year 2015, Trend Offset Printing, Inc. to print Star expiring in fiscal year

2012 and Arti Grafiche Boccia, S.p.A. (“AGB”) to print certain of its European publications expiring in fiscal year 2011. Based on current pricing and production levels, these contracts with the exception of AGB, which require pricing adjustments based on changes in the consumer price index, are estimated to cost approximately $579.0 million over their remaining life as follows (in thousands):

Fiscal Year
2008	$66,099
2009	68,022
2010	70,002
2011	71,539
2012	72,130
Thereafter	231,202

$578,994

Pre-press Agreement

The Company has a pre-press agreement expiring in its fiscal year 2016 with RR Donnelley for Shape, Men’s Fitness, Muscle & Fitness Hers, Fit Pregnancy, Muscle & Fitness, Flex, and Natural Health. All other titles are under a pre-press agreement with Vertis, expiring in the Company’s fiscal year 2012. See Note 10, “Related Party Transactions.” Commitments under these agreements at March 31, 2007 are as follows (in thousands):

Fiscal Year
2008	$5,994
2009	6,174
2010	6,359
2011	6,549
2012	4,209
Thereafter	14,911

$44,196

Operating Leases

Minimum annual commitments under non-cancelable operating leases at March 31, 2007 are as follows (in thousands):

Fiscal Year
2008	$4,075
2009	3,491
2010	3,766
2011	3,869
2012	1,448
Thereafter	—

$16,649

Rent expenses under real property and equipment leases were $7.5 million, $7.4 million and $6.2 million for fiscal years 2005, 2006 and 2007, respectively, and are included in selling, general and administrative expense in the accompanying Consolidated Statements of Loss.

Trademark License Agreement

As part of the Weider Acquisition, the Company entered into a trademark license agreement with Weider Health and Fitness which grants the Company the exclusive right to use the Weider trademarks on the cover and in the editorial content of existing Weider titles of the acquired business and in any future healthy living or fitness-related publications in any media. The Company was also given the non-exclusive right to use the trade name Joe Weider on products and services other than publications. The Company pays Weider Health and Fitness $0.2 million per year pursuant to the trademark license agreement and has estimated that such payments will continue through 2017. The Company also has the right to use the Weider, Team Weider and Joe Weider trademarks in most other countries in the world.

(13) Selected Quarterly Financial Data (Unaudited)

Quarterly financial data for fiscal years 2006 and 2007 is as follows (in thousands):

	Operating Revenues		Gross Profit		Operating Income (Loss)		Net Loss
2006
Q1 2006 (c)	$123,931		$46,919	(g)	$16,206		$(3,409)
Q1 2006, as revised (e)	123,441		46,606		16,199		(3,409)
Q2 2006 (c)	125,713		47,552	(g)	18,690		(10,032)
Q2 2006, as revised (e)	125,370		47,678		18,832		(10,032)
Q3 2006 (c)	116,909		38,659	(g)	9,464		(20,585)
Q3 2006, as revised (e)	116,082		38,662		9,496		(20,585)
Q4 2006	123,477	(d)	43,238	(g)	(144,139	)(a)(d)	(126,859)
Q4 2006, as revised (f)	119,683		45,627		(141,309	)(a)	(126,859)
2007
Q1 2007 (c)	$116,402		$40,206		$4,469		$(27,472)
Q1 2007, as revised (e)	115,420		40,319		4,597		(27,472)
Q2 2007 (c)	126,184		51,339		21,908		(4,339)
Q2 2007, as revised (e)	125,828		51,651		22,229		(4,339)
Q3 2007 (c)	108,038		32,340		(309,728	)(b)	(306,891)
Q3 2007, as revised (e)	107,821		32,452		(309,614	)(b)	(306,891)
Q4 2007	125,357		50,499		21,658		(5,096)

(a)	Operating loss and net loss for the fourth quarter of fiscal year 2006 includes a provision for impairment of tradenames and goodwill of $147.5 million.

(b)	Operating loss and net loss for the third quarter of fiscal year 2007 includes a provision for impairment of tradenames, goodwill and other identified intangibles of $312.6 million.

(c)	Amounts as reported in the Company’s fiscal quarters ended June 30, 2006 (Q1 fiscal year 2007), September 30, 2006 (Q2 fiscal year 2007), and December 31, 2006 (Q3 fiscal year 2007) Form 10-Q.

(d)	Amounts as originally reported in the Company’s fiscal year March 31, 2006 Form 10-K.

(e)	Amounts have been revised to account for the discontinued publication of Looking Good Now which was discontinued in the fourth quarter of fiscal year 2007.

(f)	Amounts have been revised to account for the discontinued publications of Celebrity Living, MPH and Shape en Espanol which were discontinued in the first quarter of fiscal year 2007 and the publication of Looking Good Now which was discontinued in the fourth quarter of fiscal year 2007.

(g)	Amount was not reported in the Company’s fiscal year March 31, 2006 Form 10-K.

(14) Business Segment Information

The Company has aggregated its business into five reporting segments: Celebrity Publications, Newspaper Publications, Women’s Health and Fitness Publications, Distribution Services and Corporate/Other. The aggregation of the Company’s business is based upon the Company’s publications having the following similarities: economic characteristics including gross margins, types of products and services, types of production processes, type or class of customer, and method of distribution, as required by SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”).

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

Segment Data

The following table presents the results of and assets employed in the Company’s five reporting segments for fiscal years 2005, 2006 and 2007, respectively. The information includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany advertising and other services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation. The results of operations exclude the results of our discontinued operations for all periods presented. See Note 3, “Discontinued Operations,” for a discussion regarding discontinued operations.

	Segment (in thousands)										(in thousands)
	Celebrity Publications		Newspaper Publications		Women’s Health and Fitness Publications		Distribution Services		Corporate/ Other (1)		Elimination Entries		Consolidated Total
Operating revenues
Fiscal year ended 2005	$128,164	(6)	$157,181	(6)	$79,101	(6)	$31,201		$112,661	(6)	$(9,196	)(2)	$499,112
Fiscal year ended 2006	$135,004		$142,964		$74,468		$31,118		$110,210		$(9,188	)(2)	$484,576
Fiscal year ended 2007	$123,917		$141,198		$75,866		$31,559		$110,695		$(8,809	)(2)	$474,426
Operating income (loss)
Fiscal year ended 2005	$24,897	(6)	$69,074	(6)	$31,510	(6)	$9,572	(6)	$(65,007	)(6)	$—		$70,046
Fiscal year ended 2006 (3)	$(27,933)		$(11,415)		$23,847		$7,315		$(88,596)		$—		$(96,782)
Fiscal year ended 2007 (4)	$(108,683)		$(37,292)		$23,978		$7,769		$(146,902)		$—		$(261,130)
Depreciation and amortization
Fiscal year ended 2005	$2,056		$2,334		$—		$699		$20,129		$—		$25,218
Fiscal year ended 2006	$2,011		$2,490		$—		$528		$19,086		$—		$24,115
Fiscal year ended 2007	$1,967		$2,629		$—		$334		$10,183		$—		$15,113
Amortization of deferred rack costs
Fiscal year ended 2005	$6,297	(6)	$7,001	(6)	$154	(6)	$—		$7,391	(6)	$—		$20,843
Fiscal year ended 2006	$4,117		$6,654		$146		$—		$7,715		$—		$18,632
Fiscal year ended 2007	$3,943		$6,268		$500		$—		$6,087		$—		$16,798
Provision for impairment of intangible assets and goodwill
Fiscal year ended 2005	$—		$—		$—		$—		$—		$—		$—
Fiscal year ended 2006	$61,410		$68,126		$—		$—		$17,916		$—		$147,452
Fiscal year ended 2007	$128,049		$97,579		$—		$—		$86,940		$—		$312,568
Total Assets
At March 31, 2006	$323,121	(5)	$437,913	(5)	$99,756		$32,554	(5)	$395,970	(5)	$—		$1,289,314
At March 31, 2007	$189,577		$336,476		$100,706		$21,654		$330,870		$—		$979,283

(1)	Income tax benefit of $4.5 million, $42.9 million and $22.9 million, interest expense of $78.9 million, $86.0 million and $97.4 million, and amortization of deferred debt costs of $6.6 million, $10.7 million and $8.0 million for fiscal years 2005, 2006 and 2007, respectively, are included in the Corporate/Other segment.

(2)	Amount represents revenues from transactions with other operating segments of the Company.

(3)	Operating income (loss) includes the provision for impairment of tradenames of $36.8 million for Celebrity Publications, $68.1 million for Newspaper Publications and $17.6 million for Corporate/Other and the provision for impairment of goodwill of $24.6 million for Celebrity Publications and $0.3 million for Corporate/Other.

(4)	Operating income (loss) includes the provision for impairment of tradenames and other identified intangibles of $66.8 million for Celebrity Publications and $9.6 million for Corporate/Other and the provision for impairment of goodwill of $61.3 million for Celebrity Publications, $97.6 million for Newspaper Publications and $77.3 million for Corporate/Other.

(5)	The Company revised the March 31, 2006 total assets for Celebrity Publications (previously reported as $318.2 million), Newspaper Publications (previously reported as $480.4 million), Distribution Services (previously reported as $23.9 million) and Corporate/Other (previously reported as $367.0 million) to properly present certain cash amounts in the appropriate segments. Consolidated Total Assets at March 31, 2006 were not affected by these revisions.

(6)	The Company revised fiscal year 2005 operating revenues for Celebrity Publications (previously reported as $128.6 million), Newspaper Publications (previously reported as $158.2 million), Women’s Health and Fitness Publications (previously reported as $78.8 million), and Corporate/Other (previously reported as $111.5 million, adjusted for discontinued operations). The Company revised fiscal year 2005 operating income (loss) for Celebrity Publications (previously reported as $26.3 million), Newspaper Publications (previously reported as $70.7 million), Women’s Health and Fitness Publications (previously reported as $31.5 million), Distribution Services (previously reported as $8.9 million) and Corporate/Other (previously reported as ($67.3) million, adjusted for discontinued operations). The Company revised fiscal year amortization of deferred rack costs for Celebrity Publications (previously reported as $6.0 million), Newspaper Publications (previously reported as $6.4 million), Women’s Health and Fitness Publications (previously reported as $0.3 million) and Corporate/Other (previously reported as $8.1 million). These revisions were made to properly present certain amounts in the appropriate segments. Consolidated operating revenue, operating income and amortization of deferred rack costs were not affected by these revisions.

(15) Restructuring, Severance, Launch and Restatement Professional Fees

The Company incurred restructuring, severance, charges for the launch or re-launch of publications, and charges for professional fees associated with the Restatement in operating income (loss) for each of fiscal years 2005, 2006 and 2007. A summary of net pre-tax charges, incurred for each of fiscal years 2005, 2006 and 2007 is as follows (in thousands):

	Fiscal Year Ended
	2005	2006	2007
Restructuring and other severance costs	$2,482	$2,581	$4,180
Launch and re-launch expenses	10,620	13,030	1,011
Restatement professional fees	—	4,321	14,900

	$13,102	$19,932	$20,091

(16) Benefit Plans

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 20% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. During fiscal years 2005, 2006 and 2007, the Company made matching contributions of 100% of the first 2% of participating employee’s eligible contributions. The Company’s matching contributions were approximately $0.5 million in each of fiscal years 2005, 2006 and 2007.

(17) Capital Stock

The Company’s common stock is owned by Media and all of Media’s common stock is owned by the LLC. The ownership interests in the LLC are represented by units of various classes. The units of the LLC are exchangeable for the common stock of Media under certain circumstances and with restrictions. Return of equity investment which is included in the Consolidated Statements of Stockholder’s Equity and Comprehensive Loss and the Consolidated Statements of Cash Flows represents payments made to employees or former employees related to the redemption of Class A units in the LLC. These payments were approved by the Company’s Board of Directors.

(18) Supplemental Condensed Consolidating Financial Information

Subsequent to the issuance of the Company’s fiscal year 2006 consolidated financial statements, management determined that the disclosures in the Company’s previously issued consolidated financial statements concerning the guarantors to the senior subordinated debt were inappropriate and that the Company should have included supplemental condensed consolidating financial information in accordance with Rule 3-10(f) of Regulation S-X under the Securities Exchange Act of 1934 (“Exchange Act”). As a result, on August 20, 2007, based upon the recommendations of management, the audit committee of the board of directors of the Company concluded that the Company’s previously issued financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and its Quarterly Reports on Form 10-Q for each of the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006 should no longer be relied upon, because of this omission. The information for fiscal years 2005 and 2006 disclosed below, which had been previously omitted, has been included.

The following tables present condensed consolidating financial information of (a) the parent company (“American Media Operations, Inc.”) on a stand-alone basis as the issuer of the Notes, (b) on a combined basis, the subsidiary guarantors of the Notes, which includes all domestic subsidiaries, and (c) the subsidiaries that are not guarantors of the Notes, which are foreign subsidiaries. Separate financial statements of the subsidiary guarantors are not presented because each of the subsidiary guarantors is 100% owned by the parent company issuer, the guarantee by each subsidiary guarantor is full and unconditional and are joint and several. As a result and in accordance with Rule 3-10(f) of Regulation S-X under the Exchange Act, the Company includes the following:

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$58,522	$1,892	$—	$60,414
Trade receivables, net	—	46,394	2,108	—	48,502
Inventories	—	22,870	655	—	23,525
Prepaid expenses and other current assets	—	15,637	407	(1,307)	14,737

Total current assets	—	143,423	5,062	(1,307)	147,178

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	1,724	—	—	1,724
Furniture, fixtures and equipment	—	41,030	444	—	41,474
Less – accumulated depreciation and amortization	—	(35,932)	(360)	—	(36,292)

Total property and equipment, net	—	6,822	84	—	6,906

OTHER ASSETS:
Deferred debt costs, net	23,886	—	—	—	23,886
Deferred rack costs, net	—	11,838	—	—	11,838
Other long-term assets	—	2,597	11	—	2,608
Investment in subsidiaries	499,561	1,708	—	(501,269)	—

Total other assets	523,447	16,143	11	(501,269)	38,332

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	382,953	4,510	—	387,463
Other identified intangibles, net	—	399,404	—	—	399,404

Total goodwill and other identified intangible assets	—	782,357	4,510	—	786,867

TOTAL ASSETS	$523,447	$948,745	$9,667	$(502,576)	$979,283

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$32,050	$1,139	$—	$33,189
Accrued expenses and other liabilities	—	55,879	1,539	—	57,418
Accrued interest	31,175	463	98	—	31,736
Deferred revenues	—	42,028	591	—	42,619

Total current liabilities	31,175	130,420	3,367	—	164,962

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	510,000	—	—	—	510,000
Senior subordinated notes, including bond premium	550,217	—	—	—	550,217
Deferred income taxes	—	87,749	79	(1,307)	86,521
Accrued expenses and other liabilities	—	2,000	—	—	2,000
Due to (from affiliates)	(233,528)	229,015	4,513	—	—

Total liabilities	857,864	449,184	7,959	(1,307)	1,313,700

STOCKHOLDER’S EQUITY (DEFICIT):
Total stockholder’s equity (deficit)	(334,417)	499,561	1,708	(501,269)	(334,417)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$523,447	$948,745	$9,667	$(502,576)	$979,283

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2006

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$17,279	$2,312	$—	$19,591
Trade receivables, net	—	48,340	2,033	—	50,373
Inventories	—	36,027	592	—	36,619
Prepaid expenses and other current assets	731	21,050	275	(3,853)	18,203

Total current assets	731	122,696	5,212	(3,853.00)	124,786

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	2,544	—	—	2,544
Furniture, fixtures and equipment	—	38,738	570	—	39,308
Less – accumulated depreciation and amortization	—	(30,803)	(459)	—	(31,262)

Total property and equipment, net	—	10,479	111	—	10,590

OTHER ASSETS:
Deferred debt costs, net	21,678	—	—	—	21,678
Deferred rack costs, net	—	20,943	—	—	20,943
Other long-term assets	11,625	2,957	30	(11,625)	2,987
Investment in subsidiaries	739,605	3,215	—	(742,820)	—

Total other assets	772,908	27,115	30	(754,445)	45,608

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	619,107	4,510	—	623,617
Other identified intangibles, net	—	484,713	—	—	484,713

Total goodwill and other identified intangible assets	—	1,103,820	4,510	—	1,108,330

TOTAL ASSETS	$773,639	$1,264,110	$9,863	$(758,298)	$1,289,314

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$30,889	$1,155	$—	$32,044
Accrued expenses and other liabilities	—	60,567	1,608	—	62,175
Accrued interest	25,312	344	—	—	25,656
Deferred revenues	—	43,164	527	—	43,691

Total current liabilities	25,312	134,964	3,290	—	163,566

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	450,000	—	—	—	450,000
Senior subordinated notes, including bond premium	550,321	—	—	—	550,321
Deferred income taxes	—	131,658	(77)	(15,478)	116,103
Due to (from affiliates)	(261,318)	257,883	3,435	—	—

Total liabilities	764,315	524,505	6,648	(15,478)	1,279,990

STOCKHOLDER’S EQUITY:
Total stockholder’s equity	9,324	739,605	3,215	(742,820)	9,324

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$773,639	$1,264,110	$9,863	$(758,298)	$1,289,314

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$267,744	$4,662	$—	$272,406
Advertising	—	160,313	6,042	—	166,355
Other	—	34,674	991	—	35,665

Total operating revenues	—	462,731	11,695	—	474,426

OPERATING EXPENSES:
Editorial	—	55,654	1,013	—	56,667
Production	—	147,981	3,816	—	151,797
Distribution, circulation and other cost of sales	—	89,131	1,910	—	91,041
Selling, general and administrative	—	104,137	4,233	—	108,370
Depreciation and amortization	—	15,024	89	—	15,113
Provision for impairment of intangible assets and goodwill	—	312,568	—	—	312,568

Total operating expenses	—	724,495	11,061	—	735,556

OPERATING INCOME (LOSS)	—	(261,764)	634	—	(261,130)

OTHER INCOME (EXPENSE):
Interest expense	(97,207)	(131)	(97)	—	(97,435)
Amortization of deferred debt costs	(7,987)	—	—	—	(7,987)
Other income, net	—	2,512	—	—	2,512

Total other income (expense)	(105,194)	2,381	(97)	—	(102,910)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, EQUITY IN EARNINGS (LOSSES) OF CONSOLIDATED SUBSIDIARIES AND LOSS FROM DISCONTINUED OPERATIONS	(105,194)	(259,383)	537	—	(364,040)
PROVISION (BENEFIT) FOR INCOME TAXES	(1,440)	(21,679)	183	—	(22,936)
EQUITY IN EARNINGS (LOSSES) OF CONSOLIDATED SUBSIDIARIES	(240,044)	354	—	239,690	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(343,798)	(237,350)	354	239,690	(341,104)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(2,694)	—	—	(2,694)

NET INCOME (LOSS)	$(343,798)	$(240,044)	$354	$239,690	$(343,798)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$279,869	$5,047	$—	$284,916
Advertising	—	160,265	5,112	—	165,377
Other	—	33,388	895	—	34,283

Total operating revenues	—	473,522	11,054	—	484,576

OPERATING EXPENSES:
Editorial	—	58,737	1,148	—	59,885
Production	—	148,531	3,244	—	151,775
Distribution, circulation and other cost of sales	—	92,462	1,881	—	94,343
Selling, general and administrative	—	100,264	3,524	—	103,788
Depreciation and amortization	—	24,052	63	—	24,115
Provision for impairment of intangible assets and goodwill	—	147,452	—	—	147,452

Total operating expenses	—	571,498	9,860	—	581,358

OPERATING INCOME (LOSS)	—	(97,976)	1,194	—	(96,782)

OTHER INCOME (EXPENSE):
Interest expense	(85,941)	(25)	(60)	—	(86,026)
Amortization of deferred debt costs	(10,727)	—	—	—	(10,727)
Other income, net	—	1,697	15	—	1,712

Total other income (expense)	(96,668)	1,672	(45)	—	(95,041)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, EQUITY IN EARNINGS (LOSSES) OF CONSOLIDATED SUBSIDIARIES AND LOSS FROM DISCONTINUED OPERATIONS	(96,668)	(96,304)	1,149	—	(191,823)
PROVISION (BENEFIT) FOR INCOME TAXES	(13,553)	(29,718)	398	—	(42,873)
EQUITY IN EARNINGS (LOSSES) OF CONSOLIDATED SUBSIDIARIES	(77,770)	751	—	77,019	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(160,885)	(65,835)	751	77,019	(148,950)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(11,935)	—	—	(11,935)

NET INCOME (LOSS)	$(160,885)	$(77,770)	$751	$77,019	$(160,885)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$296,621	$5,408	$—	$302,029
Advertising	—	156,697	5,293	—	161,990
Other	—	34,227	866	—	35,093

Total operating revenues	—	487,545	11,567	—	499,112

OPERATING EXPENSES:
Editorial	—	57,545	1,231	—	58,776
Production	—	155,423	3,395	—	158,818
Distribution, circulation and other cost of sales	—	79,926	1,748	—	81,674
Selling, general and administrative	—	100,230	4,350	—	104,580
Depreciation and amortization	—	25,130	88	—	25,218
Provision for impairment of intangible assets and goodwill	—	—	—	—	—

Total operating expenses	—	418,254	10,812	—	429,066

OPERATING INCOME	—	69,291	755	—	70,046

OTHER EXPENSE:
Interest expense	(78,945)	—	—	—	(78,945)
Amortization of deferred debt costs	(6,568)	—	—	—	(6,568)
Other expense, net	—	(57)	—	—	(57)

Total other expense	(85,513)	(57)	—	—	(85,570)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES AND LOSS FROM DISCONTINUED OPERATIONS	(85,513)	69,234	755	—	(15,524)
PROVISION (BENEFIT) FOR INCOME TAXES	(31,993)	27,123	405	—	(4,465)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	39,688	350	—	(40,038)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(13,832)	42,461	350	(40,038)	(11,059)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(2,773)	—	—	(2,773)

NET INCOME (LOSS)	$(13,832)	$39,688	$350	$(40,038)	$(13,832)

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(91,085)	$84,425	$1,719	$(1,997)	$(6,938)

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(2,725)	(63)	—	(2,788)
Proceeds from sale of assets	—	271	—	—	271
Investment in Mr. Olympia, LLC	—	(300)	—	—	(300)
Payments received on note receivable from sale of Frontline Marketing, Inc.	—	1,158	—	—	1,158

Net cash used in investing activities	—	(1,596)	(63)	—	(1,659)

Cash Flows from Financing Activities:
Proceeds from term loan and revolving credit facility borrowings	100,000	—	—	—	100,000
Term loan and revolving credit facility principal repayments	(40,000)	—	—	—	(40,000)
Due to (from) affiliates	41,586	(41,586)	—	—	—
Dividend paid to parent	—	—	(1,997)	1,997	—
Payment of deferred debt costs	(10,501)	—	—	—	(10,501)

Net cash provided by (used in) financing activities	91,085	(41,586)	(1,997)	1,997	49,499

Effect of exchange rate changes on cash	—		(79)	—	(79)

Net Increase (Decrease) in Cash and Cash Equivalents	—	41,243	(420)	—	40,823
Cash and Cash Equivalents, Beginning of Period	—	17,279	2,312	—	19,591

Cash and Cash Equivalents, End of Period	$—	$58,522	$1,892	$—	$60,414

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(85,382)	$89,913	$362	$—	$4,893

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(4,338)	(52)	—	(4,390)
Proceeds from sale of assets	—	399	—	—	399
Proceeds from sale of investment	—	1,607	—	—	1,607
Investment in Mr. Olympia, LLC	—	(600)	—	—	(600)
Payments received on note receivable from sale of Frontline Marketing, Inc.	—	194	—	—	194

Net cash used in investing activities	—	(2,738)	(52)	—	(2,790)

Cash Flows from Financing Activities:
Proceeds from term loan and revolving credit facility borrowings	520,000	—	—	—	520,000
Term loan and revolving credit facility principal repayments	(493,984)	—	—	—	(493,984)
Due to (from) affiliates	71,851	(71,851)	—	—	—
Return of equity investment	(30)	—	—	—	(30)
Payment of deferred debt costs	(12,455)	—	—	—	(12,455)

Net cash provided by (used in) financing activities	85,382	(71,851)	—	—	13,531

Effect of exchange rate changes on cash	—	—	(37)	—	(37)

Net Increase in Cash and Cash Equivalents	—	15,324	273	—	15,597
Cash and Cash Equivalents, Beginning of Period	—	1,955	2,039	—	3,994

Cash and Cash Equivalents, End of Period	$—	$17,279	$2,312	$—	$19,591

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(76,279)	$93,089	$606	$—	$17,416

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(4,884)	(79)	—	(4,963)
Acquisition of business	—	(666)	—	—	(666)
Proceeds from sale of assets	—	187	—	—	187
Payments received on note receivable from sale of Frontline Marketing, Inc.	—	32	—	—	32

Net cash used in investing activities	—	(5,331)	(79)	—	(5,410)

Cash Flows from Financing Activities:
Proceeds from term loan and revolving credit facility borrowings	26,000	—	—	—	26,000
Term loan and revolving credit facility principal repayments	(42,408)	—	—	—	(42,408)
Due to (from) affiliates	94,365	(94,365)	—	—	—
Return of equity investment	(156)	—	—	—	(156)
Payment of deferred debt costs	(1,522)	—	—	—	(1,522)

Net cash provided by (used in) financing activities	76,279	(94,365)	—	—	(18,086)

Effect of exchange rate changes on cash	—	—	29	—	29

Net (Decrease) Increase in Cash and Cash Equivalents	—	(6,607)	556	—	(6,051)
Cash and Cash Equivalents, Beginning of Period	—	8,562	1,483	—	10,045

Cash and Cash Equivalents, End of Period	$—	$1,955	$2,039	$—	$3,994

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Pursuant to Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that a material weakness existed in our internal control over financial reporting as of March 31, 2005. It was determined that the material weakness in internal control over financial reporting as of March 31, 2005 related to the fact that we lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements to resolve non-routine or complex accounting matters. This material weakness continued to exist as of March 31, 2007.

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

Based on further evaluations performed by management with assistance from its consultants, and based on information obtained in connection with the audit committee’s inquiry, management identified additional deficiencies related to the internal control system, including deficiencies in the controls related to the Company’s monthly financial close and financial reporting processes and accounting systems. Specifically, the deficiencies resulted from the absence of the following controls: (i) oversight of accounting and financial reporting personnel; (ii) certain key reconciliation controls; (iii) controls over the appropriate application of generally accepted accounting principles including accounting for income taxes; (iv) review procedures; (v) controls over the ability of financial management to override financial reporting and accounting systems; (vi) controls over information technology system development, program changes, system access and end-user computing; and (vii) an effective control environment. Management evaluated the impact of the deficiencies and has concluded that each of the control deficiencies described above represents a material weakness as of March 31, 2007.

Based on the inquiry commenced by the audit committee and on recommendations made by the audit committee and its advisors, the Company’s board of directors and its senior management implemented a number of remedial actions, including the hiring of a new chief accounting officer, a senior vice president of process improvement, a senior vice president of tax, a vice president of internal audit, a corporate controller and an assistant controller, as well as a new executive vice president of consumer marketing responsible for subscription circulation data and processes. Other remedial actions are also being implemented.

The Company also has taken steps to improve its financial close process and financial reporting system including the: (i) preparation and review of key and certain other reconciliations, (ii) development of proper accounting policies and procedures to ensure compliance with generally accepted accounting principles, (iii) implementation of appropriate review procedures related to the work product provided by members of the accounting department; and (iv) implementation of certain initiatives to improve our processes and controls around our financial systems. These improvements are not yet sufficiently effective and our principal executive officer and principal financial officer have not concluded that our disclosure controls and procedures are operating effectively. As of March 31, 2007, therefore, our disclosure controls and procedures were not effective.

On August 20, 2007, the audit committee of the board of directors of the Company concluded that the Company’s previously issued financial statements for fiscal year 2006 and the subsequent three quarters should no longer be relied upon because of the ommission of certain footnote disclosure. See Note 18 to the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

In light of the material weaknesses described above, the Company performed additional procedures to ensure that its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management has concluded that the Company’s consolidated financial statements for the periods covered in this Annual Report on Form 10-K are fairly stated in all material aspects in accordance with generally accepted accounting principles.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the directors and executive officers of Media and the Company as of July 31, 2007. All officers serve at the pleasure of the applicable Board of Directors.

Name	Age	Position(s)	Director or Officer Since
David J. Pecker	55	Chairman, Chief Executive Officer, and Director of Media and the Company	May 1999
Jeff Sagansky	55	Director of Media and the Company	March 2005
Anthony J. DiNovi	44	Director of Media and the Company	April 2003
Soren L. Oberg	36	Director of Media and the Company	April 2003
Michael Garin	61	Director of Media and the Company	April 2003
Saul D. Goodman	39	Director of Media and the Company	March 2006
Richard J. Bressler	49	Director of Media and the Company	March 2006
Daniel G. Ross	31	Director of Media and the Company	October 2006
Kathleen Reiland	42	Director of Media and the Company	July 2007
John J. Miller	53	President, Chief Operating Officer	January 2006
John F. Craven	57	Executive Vice President and Chief Financial Officer of Media and the Company	August 2006
Michael J. Porche	50	Chief Executive Officer and President of DSI	May 1999
Bonnie Fuller	50	Executive Vice President and Chief Editorial Director	July 2003
Kevin Hyson	57	Executive Vice President and Chief Marketing Officer	May 1999
David Leckey	54	Executive Vice President Consumer Marketing	February 2006
John Swider	47	Executive Vice President	May 2006
Saul M. Kredi	38	Senior Vice President and Chief Accounting Officer	June 2006

David J. Pecker became Chairman, Chief Executive Officer, and a Director of Media and the Company on May 7, 1999. Prior to that, Mr. Pecker had been the Chief Executive Officer since 1992, and President since 1991, of Hachette. Prior to 1991, he was Executive Vice President/Publishing and Chief Operating and Chief Financial Officer of Hachette. Mr. Pecker has 28 years of publishing industry experience having worked as the Director of Financial Reporting at CBS, Inc. Magazine Group and as the Vice President and Controller of Diamandis Communications Inc. Mr. Pecker currently serves as a director of the Magazine Publishers’ Association of America, and as a director of the Madison Square Boys and Girls Club of New York. Mr. Pecker holds a B.B.A. from Pace University and received an honorary doctorate degree in Commercial Science from Pace University in 1998, and is Founder, past President and a current director of the Federal Drug Enforcement Foundation.

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

Prior to joining Sony, Mr. Sagansky was CEO of CBS Entertainment, where he engineered CBS’s ratings rise from third to first place in eighteen months with programs including “The Nanny,” “Dr. Quinn, Medicine Woman,” “Touched By An Angel,” “Chicago Hope,” “Picket Fences” and “Northern Exposure.” Prior to that, as President of Tri Star Pictures, Mr. Sagansky developed and oversaw production of a wide variety of films including Glory , which won an Academy Award for Denzel Washington, Peggy Sue Got Married , directed by Francis Ford Coppola, and Look Who’s Talking, starring John Travolta and Kirstie Alley. Mr. Sagansky, as Senior Vice President of Series Programming at NBC Entertainment, was involved with the development of such landmark television programs as “St. Elsewhere,” “Cheers,” “Miami Vice,” and “The Cosby Show.”

Anthony J. DiNovi became a Director of Media and the Company in April 2003 and is Co-President of Thomas H. Lee Partners, L.P. (“THL”), a Boston-based private equity firm. Since its founding in 1974, THL Partners has become the preeminent growth buyout firm, investing approximately $12 billion of equity capital in more than 100 businesses with an aggregate purchase price of more than $100 billion, completing over 200 add-on acquisitions for portfolio companies, and generating superior returns for its investors and partners. The firm has raised approximately $20 billion of committed capital. Prior to joining THL in 1988, Mr. DiNovi was in the corporate finance departments of Goldman, Sachs & Co. and Wertheim Schroder & Co., Inc. Mr. DiNovi currently serves as a director of Dunkin’ Brands, Inc.; Michael Foods, Inc.; Nortek, Inc.; Vertis, Inc.; and West Corporation. Mr. DiNovi holds an A.B., magna cum laude in Social Studies, from Harvard College and an M.B.A. with High Honors from Harvard Graduate School of Business Administration.

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

Saul D. Goodman became a Director of Media and the Company in March 2006 and is a Senior Managing Director of Evercore. Prior to joining Evercore in 1998, Mr. Goodman was a Vice President in the Investment Banking Division of Lehman Brothers, where he focused on media and telecommunications clients. Since joining Evercore, he has been involved with Evercore Capital Partners’ investments in Media and Telenet Holding N.V. Mr. Goodman has a B.S. from the University of Florida and an M.B.A. from the Columbia University Graduate School of Business.

Richard J. Bressler became a Director of Media and the Company in March 2006 and joined Thomas H. Lee Partners, L.P. as a Managing Director in January 2006. Before joining Thomas H. Lee Partners, L.P. Mr. Bressler was employed by Viacom, Inc. from May 2001 through 2005 as the Senior Executive Vice President and Chief Financial Officer with responsibility for managing all strategic, financial, business development, and technology functions. Prior to that, Mr. Bressler served in various capacities with Time Warner Inc., including as Chairman and Chief Executive Officer of Time Warner Digital Media. He also served as Executive Vice President and Chief Financial Officer of Time Warner Inc. from March 1995 to June 1999. Prior to joining Time Inc. in 1988, Mr. Bressler was a partner with the accounting firm of Ernst & Young since 1979. Mr. Bressler is currently a Director of Univision Communications, Inc., Warner Music Group Corp., Gartner, Inc. and The Nielsen Company. In addition, Mr. Bressler is a member of the J.P. Morgan Chase National Advisory Board. Mr. Bressler holds a B.B.A. from Adelphi University.

Daniel G. Ross became a Director of Media and the Company in October 2006 and is a Managing Director of Evercore, which he joined in September 2002. From July 2000 to August 2002, Mr. Ross was employed with the private investment firm Texas Pacific Group.

Kathleen G. Reiland became a Director of Media and the Company in July 2007 and is a Senior Managing Director and the Chief Operating Officer of Evercore Partners’ investment management business. Ms. Reiland joined Evercore in 1999. Prior to joining Evercore, from 1994 to 1998, Ms. Reiland was a Principal and buy-side equity research analyst with Sanford C. Bernstein & Co., Inc., and, from 1992 to 1994, a consultant at Bain & Company, Inc. Ms. Reiland currently serves as a director of Diagnostic Imaging Group, and MBI, Inc. Ms. Reiland holds an A.B. from Duke University and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

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

John F. Craven became Executive Vice President and Chief Financial Officer of the Company in August 2006. Prior to joining the Company, Mr. Craven formed his own accounting and business consulting firm and practiced as a certified public accountant from August 2004 to August 2006. From September 2000 to April 2004 Mr. Craven served as Executive Vice President and Chief Financial Officer of Time, Inc.’s Retail Marketing and Sales organization. Mr. Craven holds a B.A. in Accounting and an M.B.A. in Corporate Finance earned with distinction from New York University, and is a CPA.

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

John Swider is an Executive Vice President of the Company. Mr. Swider has been with the Company since 1984. His current responsibilities include but are not limited to production, manufacturing, newsstand circulation, corporate library/archives, customer service and the Mini Mag division. Mr. Swider holds a B.A. in Education from Wake Forest University.

Saul M. Kredi is Senior Vice President and Chief Accounting Office of the Company. Mr. Kredi joined the Company as Vice President and Chief Accounting Officer in June 2006 and was promoted to Senior Vice President in January 2007. Prior to joining the Company, Mr. Kredi was serving in various capacities, most recently as Senior Director of Finance and Corporate Controller with Answerthink, Inc., from December 1999 to June 2006. Answerthink is a publicly traded information technology consulting services company. From January 1993 to December 1999, Mr. Kredi served in various capacities, most recently as Manager of Assurance and Advisory Services for Deloitte & Touche. Mr. Kredi holds a B.A. in Accounting from the University of Florida and an M.A. in accounting from Florida International University, and is a CPA.

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

Code of Ethics

We have adopted an amended and restated code of ethics and corporate conduct for our principal executive officer and senior financial officers, including our principal financial officer and principal accounting officer. The full text of this amended and restated code of ethics and corporate conduct has been posted on our internet website at www.americanmediainc.com. There has not been any amendment to, or waiver of, this code of ethics and corporate conduct since it was adopted.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we will give an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions. Following this “Compensation Discussion and Analysis,” you will find a series of tables containing specific information about the compensation earned or paid in our fiscal year 2007 to the following individuals, whom we refer to as our named executive officers:

Name	Position
David J. Pecker	Chairman and Chief Executive Officer
John J. Miller	President and Chief Operating Officer
John F. Craven	Executive Vice President and Chief Financial Officer
Bonnie Fuller	Executive Vice President and Chief Editorial Director
Michael Kahane	Executive Vice President and General Counsel (former)
Carlos Abaunza	Executive Vice President and Chief Financial Officer (former)

The discussion below is intended to help you understand the detailed information provided in those tables and put that information into the context of our entire compensation program.

Compensation Philosophy and Objectives

Our goal in compensating executive officers is to attract, retain and motivate key executives of superior ability who are crucial to our future success. We believe that compensation paid to executive officers should be aligned with our performance, and that compensation should be structured to ensure that a significant portion of executives’ compensation opportunities is directly related to achievement of financial and operational goals and other factors that affect performance.

Our compensation decisions with respect to executive officer salaries and incentive compensation opportunities are influenced by (a) the executive’s level of responsibility and function within the Company, (b) the performance and profitability of the Company, and (c) our assessment of the competitive marketplace. Our philosophy is to focus on total direct compensation opportunities through a mix of base salary, an annual cash incentive payment, and long-term incentives in the form of profit participation units (Class B Units in the LLC, our ultimate parent).

Overview of Executive Compensation Components

The Company’s executive compensation program consists of the following elements:

Pay Element	Purpose of the Pay Element

Base Salary	Base salary is intended to reward core competence in the executive’s role relative to skills, experience and contributions to the Company. It provides fixed compensation commensurate to competitive market practice.

Annual Cash Incentive	Annual cash incentive pay is intended to reward contributions toward the Company’s achievement of specified pre-tax profit targets. The payments create an incentive to meet annual goals that lead to our long-term success.

Long-Term Incentives	Grants of Class B Units in the LLC are intended to create an incentive to achieve excellent long-term performance.

Welfare Benefits

•        Executives participate in employee benefit plans generally available to our employees, including medical, health, life insurance and disability plans.

•        Some executives enjoy continued welfare benefits after termination of employment.

These benefits are part of our broad–based total compensation program.

Additional Benefits and Perquisites • Tax/financial advice • Club dues • Car service to and from home • Use of charter aircraft for business travel	Certain executives have additional perquisites pursuant to their employment agreements.

Change in Control and Termination Benefits

•        All executive officers are granted Class B Units. Certain executive officers also have Class A Units. All holders of Class A and Class B Units may require the Company to repurchase their units upon a liquidation of the Company, as that term is defined in the amended and restated LLC Agreement among Evercore, T.H. Lee and other investors and Media (the “LLC Agreement”).

•        Our CEO will receive a gross-up payment to the extent any payment would be considered an “excess parachute payment” subject to excise tax under Section 4999 of the Internal Revenue Code.

•        Terms of the grants of Class A and Class B Units are set forth in the LLC Agreement and are described in more detail under “Potential Payments Upon Termination or Change in Control,” below. These benefits are intended to give the officers a stake in the Company’s long-term profitability.

•        The gross-up payment is designed to retain our CEO and provide continuity of management in the event of an actual or threatened change in control.

The use of these programs enables us to reinforce our pay for performance philosophy, as well as strengthen our ability to attract and retain highly qualified executives. We believe that this combination of programs provides an appropriate mix of fixed and variable pay, balances short-term operational performance with long-term value, and encourages executive recruitment and retention.

Determination of Appropriate Pay Levels

Pay Philosophy and Competitive Standing

In general, we seek to provide competitive pay by targeting the total compensation paid by our peers in the industry, taking into account total compensation, including annual salaries, bonuses, target annual incentive payments and long-term incentives. For the annual cash compensation component, we generally provide base salaries at market and incentive payment opportunities at market if targets are reached. Typically, targeted annual cash incentive pay opportunities are based on individual job performance and annual earnings before interest, taxes, depreciation and amortization (“EBITDA”), and may fluctuate from year-to-year. For the long-term incentive component, we provide Class B Units of the LLC, which provide an interest in Media’s profits upon a change in control or other liquidation event.

Our peers in the industry include mid-size to large consumer publishing companies in the United States. We review public data to ensure that the Company’s compensation packages for comparable positions are at market.

2007 Base Salary

Our base salary levels reflect a combination of factors, including pay levels at our competitors, as discussed above, the executive’s experience and tenure, our annual budget for merit increases, the executive’s individual performance and changes in responsibility. We review salary levels at the end of the term of each executive’s employment agreement to recognize these factors. We do not target base salary at any particular percent of total compensation. In fiscal year 2007, only Ms. Fuller’s employment agreement was due to expire. Owing to the financial performance of the Company, Ms. Fuller’s annual salary remained the same for the term of her renewed agreement.

2007 Annual Bonuses and Incentive Payments

Mr. Pecker is eligible to receive a discretionary annual bonus, subject to consideration of Company performance, as determined by the Executive Committee of the LLC. The other executive officers receive annual cash incentive payments. Incentive payments provide our executive officers with an opportunity to earn annual cash payments based on certain pre-established performance goals. As in setting base salaries, we consider a combination of factors in establishing the annual target incentive payment opportunities for our named executive officers, including circulation results, EBITDA and individual performance. Incentive pay is intended to reward excellent performance; therefore, attainment of the performance goals is substantially uncertain at the time the goals are established We do not target annual incentive payment opportunities at any particular percentage of total compensation.

When bonuses and target annual incentive payments are combined with base salary, the annual cash compensation of our executive officers is comparable with our peers in the industry if we achieve the financial results targeted for the year. However, certain of our executive officers may earn additional compensation if financial results are greater than budgeted. Ms. Fuller’s annual incentive payment is based on circulation targets. The Compensation Committee may elect to pay discretionary bonuses if targets are not achieved.

The Executive Committee, in its discretion, did not grant a bonus to Mr. Pecker for fiscal year 2007, owing to the Company’s financial performance. (The Executive Committee also did not grant Mr. Pecker a discretionary bonus in fiscal years 2006, 2005 and 2004.) The Compensation Committee granted a cash incentive payment of $500,000 to Ms. Fuller based on the minimum payment set forth in her employment agreement and achievement of certain circulation targets for fiscal year 2007, and a cash incentive payment of $300,000 to Mr. Miller for fiscal year 2007, based on the minimum payment set forth in his employment agreement. In addition, for fiscal year 2007, the Compensation Committee granted a discretionary bonus of $200,000 to Mr. Craven, a one-time cash bonus to Mr. Craven of $200,000 upon the filing of the Company’s Annual Report on Form 10-K for the fiscal year ending March 31, 2006 pursuant to a prior agreement with the Company, and a one-time cash bonus of $52,083 to Mr. Abaunza pursuant to his severance agreement. Mr. Kahane did not receive an incentive bonus for fiscal year 2007 because the Company did not meet its EBITDA threshold.

For additional information about the Annual Incentive Plan, please refer to the “Fiscal Year 2007 Grants of Plan-Based Awards” table, which shows the threshold, target and maximum incentive pay amounts payable under each named executive officer’s plan for fiscal year 2007.

2007 Profit Participation Unit Grants

Upon entering into an employment agreement with the Company, each executive officer receives Class B Units in the LLC. Holders of Class B Units are eligible to share in the profits of the LLC, pro rata, after all holders of Class A Units have received the return of their aggregate investment in such classes of units. The Class B Units granted to executive officers vest over five years, at the rate of 20% on each anniversary of the executive officer’s date of hire.

In fiscal year 2007, we granted 225 Class B Units to Mr. Craven upon execution of his employment agreement. We granted 450 Class B Units to Ms. Fuller upon execution of the renewal amendment to her employment agreement in April 2006.

Employment Agreements

Mr. Pecker. In February 2003, Media entered into an amended and restated employment agreement with Mr. Pecker that has a five-year term expiring April 17, 2008 and, after the initial term, will be automatically extended each year for successive one-year periods, unless either party provides 60 days’ prior written notice before the next extension date. Under his employment agreement, Mr. Pecker is to receive: (i) annual base salary of $1,500,000; (ii) a discretionary annual cash bonus, as determined by the Executive Committee of the Board of Directors of the LLC, of up to $250,000; (iii) coverage under employee welfare benefit plans, including health insurance and short-term and long-term disability insurance, maintained by Media or the Company; (iv) six weeks of annual paid vacation; and (v) reimbursements for certain business travel expenses for the executive and his wife, certain cellular telephone expenses, car and driver expenses, country club dues and membership fees, certain tax and investment management services and a “tax gross-up” payment for such items, if necessary.

Mr. Craven. The Company is party to an employment agreement with Mr. Craven. The term of Mr. Craven’s agreement commenced on August 30, 2006 and will end on March 31, 2009, and, after the initial term, will be automatically extended each year for successive one-year periods, unless either party provides 60 days’ prior written notice before the next extension date. Under his employment agreement, Mr. Craven is to receive: (i) annual base salary of $400,000; (ii) an annual incentive pay opportunity of $200,000; (iii) a grant of 225 Class B Units upon execution of the agreement; (iv) a monthly “living allowance” of $3,000; (v) a one-time relocation payment of $30,000 and reimbursement of certain travel expenses incurred in looking for a new home; (vi) reimbursement of certain legal expenses incurred in negotiating his employment agreement; and (vii) certain other customary employee benefits.

Ms. Fuller. The Company is party to an employment agreement with Ms. Fuller. The term of Ms. Fuller’s agreement commenced on July 7, 2003 and was amended as of April 1, 2006 to extend the term of the agreement through March 31, 2009 and to make certain other changes. Under her employment agreement, as amended, Ms. Fuller is to receive: (i) annual base salary in the amount of $1,500,000; (ii) an annual incentive payment of at least $500,000 with a target of $1,000,000, based on certain performance criteria; (iii) health and welfare benefit plan coverage; (iv) a grant of 1,350 Class B Units upon execution of the original agreement and an additional 450 Class B Units upon execution of the amendment; (v) an allotment of $80,000 per year for car services; (vi) reimbursement of health club-related expenses up to $18,000 per year; (vii) payment or reimbursement of hair and make-up charges of up to $20,000 per year for business-related appearances; (viii) payment of certain dues of related professional organizations; and (ix) reimbursement of certain expenses.

Mr. Miller. The Company is party to an employment agreement with Mr. Miller. The term of Mr. Miller’s agreement commenced on January 4, 2006 and will end on April 17, 2008, and, after the initial term, will be automatically extended each year for successive one-year periods, unless either party provides 60 days’ prior written notice before the next extension date. Under his employment agreement, Mr. Miller is to receive: (i) annual base salary of $550,000; (ii) an annual incentive payment of at least $300,000 with an annual incentive pay opportunity of $450,000; (iii) a grant of 1,350 Class B Units upon execution of the agreement; (iv) an automobile allowance of $750 per month; (v) reimbursement for parking fees of up to $500 per month; and (vi) certain other customary employee benefits.

Mr. Kahane. The Company is party to an employment agreement with Mr. Kahane. The term of Mr. Kahane’s agreement commenced on August 1, 2003. The agreement was amended as of September 1, 2005 to extend the term through April 17, 2008 and was amended again as of January 16, 2007 to extend the term through April 17, 2009. Under his employment agreement, Mr. Kahane is to receive: (i) annual base salary of $500,000; (ii) an annual incentive pay opportunity of $500,000; (iii) a grant of 450 Class B Units upon execution of the agreement; and (iv) certain other customary employee benefits.

Mr. Kahane’s agreement was further amended on February 23, 2006 to transfer title to Mr. Kahane of the Company vehicle that Mr. Kahane had been assigned at a sales price of $10 and to provide a gross-up of Mr. Kahane’s 2006 wages to compensate him for any additional income taxes due as a result of the transfer. In addition, the agreement was amended to provide that Mr. Kahane would receive a monthly auto allowance in the amount of $400 beginning March 1, 2006. On May 29, 2007, Mr. Kahane resigned as Executive Vice President, General Counsel and Corporate Secretary of the Company, effective as of June 15, 2007. Mr. Kahane remains an employee of the Company, and the terms of his employment agreement otherwise remain in effect.

Mr. Abaunza. The Company was party to an employment agreement with Mr. Abaunza prior to his termination of employment as of August 30, 2006. The term of Mr. Abaunza’s agreement commenced on November 25, 2005. Under his employment agreement, Mr. Abaunza was to receive: (i) annual base salary of $275,000; (ii) an annual incentive pay opportunity of $125,000; (iii) a grant of 225 Class B Units upon execution of the agreement; and (iv) certain other customary employee benefits. The amounts actually received by Mr. Abaunza upon his termination of employment on August 30, 2006 are described under “Potential Payments Upon Termination or Change in Control,” below.

Factors Considered in Decisions to Increase or Decrease Compensation Materially

Market data, individual performance, retention, and internal pay equity have been the primary factors considered in decision to adjust compensation materially. We do not apportion any particular percentage of an executive’s total compensation to base salary, annual incentive pay or long-term incentive compensation. We tend to follow market practice in allocating the various forms of compensation.

Timing of Compensation Decisions

The Compensation Committee sets targets at the beginning of each fiscal year. Bonuses and annual incentive awards are typically paid 90 days after the close of the Company’s fiscal year. Base salary increases are typically reviewed when an executive officer’s employment agreement is due to expire and requires renewal.

Role of Executive Officers in Determining Compensation

Our Chairman and Chief Executive Officer, with input from our Senior Vice President – Human Resources, recommends to the Compensation Committee base salary, target annual incentive pay levels, actual annual incentive payments and long-term incentive grants for our senior officer group (other than himself). Mr. Pecker makes these recommendations to the Compensation Committee based on qualitative judgments regarding individual performance. Mr. Pecker is not involved with any aspect of determining his own compensation.

FISCAL YEAR 2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)[2]	All Other Compensation ($)[3]		Total ($)
David J. Pecker Chairman and Chief Executive Officer	FY2007	1,500,000	0	0	0	162,424	[4]	1,662,424
John F. Craven Executive Vice President and Chief Financial Officer	FY2007	227,692	400,000	0	0	82,504	[5]	710,196
Bonnie Fuller Executive Vice President and Chief Editorial Director	FY2007	1,500,000	0	0	500,000	56,542	[6]	2,056,542
John J. Miller President and Chief Operating Officer	FY2007	550,000	0	0	300,000	17,906	[7]	867,906
Michael Kahane Former Executive Vice President and General Counsel	FY2007	500,000	0	0	0	58,902	[8]	558,902
Carlos Abaunza Former Executive Vice President and Chief Financial Officer	FY2007	140,288	52,083	0	0	234,681	[9]	427,052

[1]

The Company’s equity awards are in the form of Class A and Class B Units. Mr. Craven was granted 225 Class B Units on August 30, 2006, and Ms. Fuller was granted 450 Class B Units on August 31, 2006. Class B Units are not traded publicly and no expense attributable to the units was recognized for financial statement reporting purposes as the grant date fair value of the units was $0.01 per unit, based on the most recent independent outside valuation.

[2]	The amounts in this column represent the annual incentive payments earned by each named executive officer over the fiscal year ending March 31, 2007.

[3]

The Company permits certain executive officers to charter aircraft for business-related travel. Where a seat would otherwise be unoccupied by employees traveling for business, the Company may permit a spouse or other family member to accompany an executive traveling for business. There is very little incremental cost, if any, to the Company for permitting a spouse or other family member to accompany an executive under these circumstances.

[4]

This amount includes $4,200 in matching contributions under the Company’s 401(k) plan, as well as the following perquisites: reimbursement for tax services of $90,000 and a gross-up payment of $60,000 to cover income taxes for such reimbursement; country club dues of $6,833; and personal use of a company vehicle with an estimated value of $1,391 based on total mileage.

[5]

This amount includes the following perquisites: a moving allowance of $30,000; a living allowance of $21,000; payment of legal fees of $12,852 related to negotiation of his employment agreement; reimbursement of premiums for continuation health insurance coverage of $2,636; and reimbursement of expenses related to relocation of $16,016.

[6]

This amount includes $8,400 in matching contributions under the Company’s 401(k) plan, as well as the following perquisites: car service expenses of $25,440; club dues in the amount of $14,280; and hair and makeup expenses of $8,422 relating to business-related appearances.

[7]	This amount includes the following perquisites: an automobile allowance of $9,000; a parking allowance of $6,000; and reimbursement of premiums for continuation health insurance coverage of $2,906.

[8]

This amount includes a cash-out of accrued unused paid time off in the amount of $51,923; $2,363 in matching contributions under the Company’s 401(k) plan, as well as an automobile allowance of $4,616.

[9]

This amount includes a severance payment of $216,667, a cash-out of unused accrued paid time off in the amount of $13,000, and the following perquisites: use of a corporate condominium with an estimated fair rental value of $3,733 and reimbursement of premiums for continuation health insurance coverage of $1,281.

FISCAL YEAR 2007 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards[1]			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)[2]
		Threshold ($)	Target ($)	Maximum ($)
David J. Pecker[3]	April 1, 2006	0
John F. Craven	August 30, 2006	0	200,000		225	2
Bonnie Fuller	April 1, 2006	500,000	1,000,000
	August 31, 2006				450	5
John J. Miller	April 1, 2006	300,000	450,000
Michael Kahane	April 1, 2006	250,000	500,000
Carlos Abaunza	April 1, 2006	62,500	125,000

[1]	Payments are made pursuant to the terms set forth in each officer’s employment agreement. Targets, where applicable, are set by the Company at the beginning of the fiscal year.

[2]	Class B Units are not publicly traded. The “grant date fair value” of Class B Units is based on the most recent independent outside valuation.

[3]	Mr. Pecker is eligible to receive a discretionary annual bonus rather than an annual cash incentive payment. Therefore, his maximum annual bonus of $250,000 is not reflected on this table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

	Stock Awards
Name	Number of Units That Have Not Vested(#)		Market Value of Units That Have Not Vested ($)[1]
David J. Pecker
John F. Craven	225	[2]	2
Bonnie Fuller	720	[3]	7
John J. Miller	1,080	[4]	11
Michael Kahane
Carlos Abaunza

[1]	Class B Units are not publicly traded. The “market value” of Class B Units is based on the most recent independent outside valuation.

[2]

Mr .Craven was granted 225 Class B Units on August 30, 2006, subject to the following vesting schedule: 20 percent of the units will vest on August 30, 2007, 20 percent will vest on August 30, 2008, 20 percent will vest on August 30, 2009, 20 percent will vest on August 30, 2010, and the remainder will vest on August 30, 2011.

[3]

Ms. Fuller was granted 1,350 Class B Units on July 7, 2003, subject to the following vesting schedule: 20 percent of the units vested on July 7, 2004, 20 percent vested on July 7, 2005, 20 percent vested on July 7, 2006, 20 percent vested on July 7, 2007 and the remainder will vest on July 7, 2008. On April 1, 2006, Ms. Fuller was granted an additional 450 Class B Units, of which 60 percent were immediately vested, 20 percent vested on July 7, 2007 and the remainder will vest on July 7, 2008.

[4]

Mr. Miller was granted 1,350 Class B Units on January 9, 2006, subject to the following vesting schedule: 20 percent of the units vested on January 9, 2007, 20 percent will vest on January 9, 2008, 20 percent will vest on January 9, 2009, 20 percent will vest on January 9, 2010 and the remainder will vest on January 9, 2011.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Mr. Pecker. Upon termination of employment by Media without “cause” or voluntary resignation with “good reason,” Mr. Pecker is to receive: (i) base salary and health, life insurance and disability benefits continuing until the later of 12 months following the date of his termination or April 17, 2008; (ii) immediate vesting of any non-vested plan benefits, including equity-based compensation; (iii) outplacement services for 12 months; (iv) discretionary annual bonus for the fiscal year in which the termination occurs, as determined by Media based on the achievement of certain performance criteria; and (v) in the event of a change of control as described in Section 280G(b)(2)(A)(i) of the Internal Revenue Code, as amended, a gross-up payment, if any payment upon termination is considered an “excess parachute payment” subject to excise tax under Section 4999 of the Code, sufficient to make him whole after the payment of such tax, up to a maximum of $4,800,000. Assuming a termination date of March 31, 2007, Mr. Pecker would receive $1,562,500 in base salary, $8,919 in health, life insurance and disability benefits and $60,000 in outplacement services.

Upon termination of employment because of “disability” or death, Mr. Pecker is to receive base salary through the date of termination and any earned but unpaid discretionary annual bonus. Upon termination of employment for “cause” or resignation without “good reason”, Mr. Pecker is to receive base salary through the date of termination.

If Mr. Pecker elects not to extend the term of his employment, he is to receive base salary through April 17, 2008. If Media elects not to extend the term of Mr. Pecker’s employment, he is to receive base salary through April 17, 2008, a one-time payment of 50% of any discretionary bonus paid to Mr. Pecker for the year preceding termination, and, subject to his compliance with certain non-compete and non-solicitation provisions, continued payment of base salary for 6 months follow the date of termination.

Mr. Pecker’s agreement defines “disability” as physical or mental incapacity such that he is unable for a period of 180 consecutive days or for an aggregate of 270 days in any 720-consecutive-day period to perform his duties. “Cause” is defined to include the conviction of or a guilty or nolo contendere plea to any felony materially adversely affecting Media, willful or gross misconduct intended to materially adversely affect Media; or willful refusal or willful failure to substantially perform his duties for reasons other than illness. “Good reason” is defined to include the assignment of duties materially inconsistent with the executive’s position, any reduction in base salary or employee benefits, geographic relocation, Media’s failure to have the agreement assumed by its successor, and certain other grounds specified in the agreement.

Upon a “liquidity event”, as that term is defined in the Subscription Agreement, the holders of Class A Units will be entitled to receive a payment equal to the payments by the parties to such agreement as of April 17, 2003, plus deemed interest, and the holders of vested B Units will be entitled to require Media to repurchase their vested units at a value based upon the theoretical amount of cash that would be distributable to unit holders were all of the assets of the LLC and its affiliates to be sold as of the date of the liquidity event, less the payments due to the holders of Class A Units. Class A and B Units are not traded publicly. Based on a valuation of $500 per Class A Unit and $0.01 per Class B Unit, Mr. Pecker would receive approximately $12,540,500 for his Class A Units and $475 for his Class B Units, assuming a liquidity event on March 31, 2007.

Mr. Craven. Upon termination of employment by the Company, Mr. Craven is to receive: (i) any annual incentive payment earned but unpaid as of the date of termination for any previously completed fiscal year; (ii) reimbursement for any unreimbursed business expenses; (iii) unsubsidized health and welfare benefits and perquisites as provided under the terms of the applicable plans; and (iv) if the termination is not for “cause”, severance pay in an amount equal to 12 months’ base salary, payable in 12 monthly installments, subject to compliance with a non-compete provision. Assuming a termination date of March 31, 2007, Mr. Craven would receive $400,000 in base salary.

If Mr. Craven becomes physically or mentally incapacitated for a continuous period of 90 days, or if he terminates employment voluntarily, his employment term expires or he is terminated for “cause”, the Company has the right not to pay severance upon the termination of employment.

Mr. Craven’s agreement defines “cause” to include the continued failure or refusal substantially to perform his duties, dishonesty in the performance of his duties, any act on his part constituting a misdemeanor involving moral turpitude or a felony, willful malfeasance or willful misconduct or any act or omission that is severely materially injurious to the financial condition or business reputation of the Company or any subsidiary or affiliate, or breach of any provision of his agreement.

Ms. Fuller. Upon termination of employment by the Company or by Ms. Fuller, Ms. Fuller is to receive: (i) any annual incentive payment earned but unpaid from a prior fiscal year and a prorated portion of the current fiscal year incentive payment up to the date of termination; (ii) reimbursement for any unreimbursed business expenses; (iii) health insurance through the term of the agreement; and (iv) if the termination is for any reason other than for “cause” or voluntary resignation without “good reason”, severance pay in an amount equal to the remaining base salary and any pro rata minimum incentive payments due through March 31, 2009, as well as any residual incentive payments due, if any, payable in equal monthly installments, subject to compliance with certain non-compete provisions. Assuming a termination date of March 31, 2007, Ms. Fuller would receive $33,216 in reimbursements for continuation health insurance coverage premiums, and $4,000,000 in severance pay.

Ms. Fuller’s agreement defines “cause” to include the conviction of, or a plea of guilty or nolo contendere to, any felony materially adversely affecting the Company; willful or gross misconduct intended to materially adversely affect the Company; or willful refusal to substantially perform her duties for reasons other than illness. “Good reason” includes a material reduction in Ms. Fuller’s annual base salary or annual incentive pay opportunity, a substantial diminution in her duties or responsibilities as set forth in her employment agreement, or geographic relocation of more than 50 miles without her consent.

Based on a valuation of $0.01 per Class B Unit, Ms. Fuller would receive approximately $11 for her Class B Units, assuming a liquidity event on March 31, 2007.

Mr. Miller. Upon termination of employment with the Company or upon a voluntary termination because of a material breach by the Company of Mr. Miller’s employment agreement, Mr. Miller is to receive: (i) any annual incentive payment earned but unpaid as of the date of termination for any previously completed fiscal year and a prorated portion of the current fiscal year annual incentive payment; (ii) reimbursement for any unreimbursed business expenses; (iii) unsubsidized health and welfare benefits and perquisites as provided under the terms of the applicable plans; and (iv) if the termination is not for “cause,” expiration of the employment term or resignation by Mr. Miller, severance pay in an amount equal to the greater of 12 months’ base salary or remaining base salary due through April 17, 2008, payable in 12 monthly installments, subject to compliance with a non-compete provisions.

Mr. Miller’s agreement defines “cause” to include the continued failure or refusal substantially to perform his duties, any act constituting moral turpitude or a felony, willful malfeasance or willful misconduct in connection with his duties, or material breach of any provision of his agreement. Assuming a termination date of March 31, 2007, Mr. Miller would receive $572,916 in base salary.

Based on a valuation of $0.01 per Class B Unit, Mr. Miller would receive approximately $3 for his Class B Units, assuming a liquidity event on March 31, 2007.

Mr. Kahane. Upon termination of employment by the Company without “cause” or upon resignation with “good cause”, Mr. Kahane is entitled to the following, pursuant to his employment agreement: (i) any annual incentive payment earned but unpaid as of the date of termination for any previously completed fiscal year; (ii) reimbursement for any unreimbursed business expenses; (iii) unsubsidized health and welfare benefits and perquisites as provided under the terms of the applicable plans; (iv) a pro rata portion of any annual incentive payment that Mr. Kahane would have been entitled to had his employment not been terminated or had he not resigned with good cause; and (v) severance pay in an amount equal to the remaining base salary due through April 17, 2009, subject to compliance with the terms of a release of claims and reduced by the present value of any other cash severance or termination benefits payable under any other plans of the Company. Assuming a termination date of March 31, 2007, Mr. Kahane would receive $1,020,833 in severance pay.

Upon termination of employment upon Mr. Kahane’s death or “disability” or by the Company for “cause” or upon voluntary resignation without “good cause”, Mr. Kahane is entitled to receive (i) any incentive payment earned but unpaid as of the date of termination for any previously completed fiscal year; (ii) reimbursement for any unreimbursed business expenses; and (iii) unsubsidized health and welfare benefits and perquisites as provided under the terms of the applicable plans.

Mr. Kahane’s agreement defines “disability” to mean physical or mental incapacity, such that he is unable for a period of six consecutive months or an aggregate of nine months in any 24-consecutive-month period to perform his duties. “Cause” is defined to include the continued failure or refusal substantially to perform his duties, dishonesty in the performance of his duties, any act constituting a misdemeanor involving moral turpitude or a felony, willful malfeasance or willful misconduct or any act or omission that is severely materially injurious to the financial condition or business reputation of the Company or any subsidiary or affiliate, or breach of the “confidentiality” provisions of his agreement.

Based on a valuation of $500 per Class A Unit and $0.01 per Class B Unit, Mr. Kahane would receive approximately $143,000 for his Class A Units and $11 for his Class B Units, assuming a liquidity event on March 31, 2007.

Mr. Abaunza. Upon termination of employment with the Company as of August 30, 2006, Mr. Abaunza entered into a Severance Agreement and Release of Claims, under which the Company agreed to pay $325,000 in equal monthly installments over 12 months; $52,083 as a bonus payment, to be paid in a lump sum; and $8,738 in reimbursements for continuation health insurance coverage premiums for 12 months, all in lieu of the termination benefits he would have received under his employment agreement with the Company. In addition, Mr. Abaunza received a cash-out of his accrued but unused paid time off equal to $13,000. Mr. Abaunza forfeited 100 percent of his Class B Units as of the date of his termination of employment.

Mr. Beutner resigned from the Board of Directors of the Company and the Compensation Committee thereof effective as of July 18, 2007. Daniel Ross was appointed to the Compensation Committee as of the same date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee during the fiscal year ended March 31, 2007 was comprised of Messrs. Pecker, Beutner and DiNovi. The Compensation Committee of our Board of Directors determines compensation policies applicable to our executive officers. Mr. Pecker is an executive officer of the Company. Mr. Beutner is President and Co-Chief Executive Officer of Evercore, Chairman of Evercore Capital Partners and Chairman of Evercore Ventures. Mr. DiNovi is Co-President of T.H. Lee. Information about Evercore and T.H. Lee is provided under Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of the Company oversees the compensation programs of the Company on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management of the Company the Compensation Discussion and Analysis included in this Form 10-K.

In reliance on the review and discussions referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

David J. Pecker

Anthony J. DiNovi

Daniel G. Ross

Members of the Compensation Committee

This Compensation Committee Report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such acts.

FISCAL YEAR 2007 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total ($)
Michael Garin[1]	$233,500	$233,500
Jeff Sagansky[2]	$17,500	$17,500

[1]

Mr. Garin receives a fee of $2,500 per meeting of the Board of Directors attended and $2,500 per meeting of the Audit Committee attended. The figures disclosed for Mr. Garin include $114,000 in aggregate fees paid for his additional activities as a member of the Audit Committee related to the Restatement.

[2]	Mr. Sagansky receives a fee of $2,500 per meeting of the Board of Directors attended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our common stock is owned by Media and Media’s common stock is owned by the LLC. Equity interests in the LLC are beneficially owned by Evercore, T.H. Lee and certain investors, including Mr. Pecker, and certain other members of management. The board of managers of the LLC consists of four designees of Evercore, four designees of T.H. Lee, one of whom is subject to Evercore’s prior approval, and the Chief Executive Officer of American Media, Inc., who is subject to the approval of Evercore and T.H. Lee. While Evercore and T.H. Lee jointly control the LLC, the LLC Agreement requires that certain significant actions of the LLC be approved by David J. Pecker and a majority of the other investors of the LLC. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

The following table presents, as of July 31, 2007, information relating to the beneficial ownership of the LLC (the parent of the Company and Media), held by persons who are known to the Company to be the beneficial owners of more than 5% thereof, by each director of the Company, by each executive officer of the Company named in the Summary Compensation Table above and by all of the executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Evercore Partners L.L.C.(1),(3) 55 East 52nd Street New York, New York 10055	Class A	12,310	2.4%
Evercore Partners II L.L.C.(2),(3) 55 East 52nd Street New York, New York 10055	Class A	98,220	19.4%
Thomas H. Lee Equity Fund V, L.P.(3),(4) 100 Federal Street, Suite 3500 Boston, MA 02110	Class A	298,848	59.0%
Jeffrey Sagansky	Class A	—	—
	Class B	—	—
Anthony J. DiNovi(3),(4)	Class A	—	—
	Class B	—	—
Soren L. Oberg(3),(4)	Class A	—	—
	Class B	—	—
Michael Garin	Class A	—	—
	Class B	—	—
Richard Bressler(3),(4)	Class A	—	—
	Class B	—	—
Saul D. Goodman(1),(2),(3)	Class A	—	—
	Class B	—	—
Daniel G. Ross(1),(2),(3)	Class A	—	—
	Class B	—	—
Kathleen G. Reiland(1),(2),(3)	Class A	—	—
	Class B	—	—
David J. Pecker	Class A	25,081	4.9%
	Class B	47,482	65.4%
John F. Craven	Class A		—
	Class B	225	0.3%
Bonnie Fuller	Class A	—	—
	Class B	1,800	2.5%
John J. Miller	Class A		—
	Class B	1,350	1.9%
All executive officers and directors as a group	Class A	435,102	85.8%
	Class B	53,212	73.4%

(1)	Class A Units shown as beneficially owned by Evercore Partners L.L.C. are held of record by Evercore Capital Partners L.P., Evercore Capital Partners (NQ) L.P., Evercore Capital Offshore Partners L.P. and Evercore Co-Investment Partnership L.P. Evercore Partners L.L.C. is the general partner of Evercore Capital Partners L.P., Evercore Capital Partners (NQ) L.P. and Evercore Capital Offshore Partners L.P. and the managing member of Evercore Co-Investment GP L.L.C. (which in turn is the general partner of Evercore Co-Investment Partnership L.P.). Each of Messrs. Goodman and Ross and Ms. Reiland are executives of Evercore, an affiliate of Evercore Partners L.L.C. Each of Messrs. Goodman and Ross and Ms. Reiland disclaims beneficial ownership of any of the Class A Units referred to above, except to the extent of their pecuniary interest therein.

(2)	Class A Units shown as beneficially owned by Evercore Partners II L.L.C. are held of record by Evercore Capital Partners II L.P. and Evercore Co-Investment Partnership II L.P. Evercore Partners II L.L.C. is the general partner of Evercore Capital Partners II L.P. and the managing member of Evercore Co-Investment G.P. II L.L.C. (which in turn is the general partner of Evercore Co-Investment Partnership II L.P.). Each of Messrs. Goodman and Ross and Ms. Reiland are executives of Evercore, an affiliate of Evercore Partners II L.L.C. Each of Messrs. Goodman and Ross and Ms. Reiland disclaims beneficial ownership of any of the Class A Units referred to above, except to the extent of their pecuniary interest therein.

(3)	The LLC Agreement provides that the LLC will be managed by a Board of Managers, a majority of which will be appointed by Evercore and T.H. Lee. All action by such Board of Managers is made by a vote of the majority of each of the following: (i) the Board of Managers, (ii) the managers appointed by Evercore, and (iii) the managers appointed by T.H. Lee. In addition, Evercore and T.H. Lee have the right to appoint a majority of the Board of Directors of Media.

(4)	Class A Units shown as beneficially owned by Thomas H. Lee Equity Fund V, L.P. are held by Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Cayman Fund V, L.P., State Street Bank and Trust Company as Trustee under the 1997 Thomas H. Lee Nominee Trust, Thomas H. Lee Investors Limited Partnership, Putnam Investments Employees’ Securities Co. I LLC, Putnam Investments Employees’ Securities Co. II LLC, and Putnam Investments Holdings, LLC. Mr. DiNovi is a Co-President of Thomas H. Lee Partners, L.P. Mr. Oberg is a Managing Director of Thomas H. Lee Partners, L.P. Mr. Bressler is a Managing Director of Thomas H. Lee Partners, L.P. Each of Messrs. DiNovi, Oberg and Bressler disclaims beneficial ownership of any of the Class A Units referred to above, except to the extent of their pecuniary interest therein.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

As part of the Recapitalization, Evercore, T.H. Lee and the other investors and Media, entered into the LLC Agreement. Interests in the LLC are represented by units of two classes. Evercore, T.H. Lee and the other investors, including Mr. Pecker and certain other members of management, own Class A Units. Class A Units are the only units with voting power. The other class of units, Class B Units, is owned by Mr. Pecker and certain other members of management. Holders of Class B Units are eligible to share in the profits of the LLC, pro rata, only after all the holders of the Class A Units have received the return of their aggregate investment in such classes of units.

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

In addition, in connection with the Recapitalization, Mr. Pecker and the Company entered into a new employment agreement, which governs the terms of Mr. Pecker’s employment as Chief Executive Officer of the Company for a term of five years. See Item 11, “Executive Compensation” for a description of Mr. Pecker’s employment agreement. Also in connection with the Recapitalization, the LLC, the Company, THL Managers V, an affiliate of Evercore, and Evercore Advisors L.P., an affiliate of Evercore, entered into a Management Agreement pursuant to which THL Managers V, LLC and Evercore Advisors L.P. provide certain management and advisory services to the Company. Each receives $1.0 million annually for these management services. Pursuant to certain of the supplemental indentures the Company entered into in fiscal year 2007, such payment will accrue but will not be made in fiscal year 2007 or thereafter until the Company is in compliance with certain of its leverage ratios.

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

Vertis, Inc. (“Vertis”) performs significant portions of the Company’s Newspaper Publications pre-press operations. Evercore owns approximately 10.2% of Vertis and T.H. Lee owns approximately 65.1% of Vertis. Payments to Vertis for these services totaled $4.8 million, $5.1 million, and $3.5 million for fiscal years 2005, 2006 and 2007, respectively. At March 31, 2006 and 2007, the Company had payables due to Vertis of $390,000 and $391,000, respectively.

The Charter of the Audit Committee of the Board of Directors of the Company requires the Audit Committee to review and approve all proposed transactions or dealings with related persons, and to discuss such transactions and their appropriate disclosure in our financial statements with management and the Company’s independent registered public accounting firm. The transactions described above were approved by the Company’s Board of Directors prior to the adoption of the amendment to the Audit Committee Charter adopting this policy.

The Company is a wholly owned subsidiary of Media whose equity securities are not publicly traded. Accordingly, the Company is not required to comply with the independence standards of any national securities exchange as to its Board of Directors. However, if we applied the definition of “independent director” under NASDAQ Marketplace Rules, Michael Garin and Jeff Sagansky would be deemed independent. Messrs. Bressler and Ross serve on the Audit Committee and would not be considered independent under NASDAQ Marketplace Rules. Messrs. Pecker, DiNovi and Ross serve on the Compensation Committee and would not be considered independent under NASDAQ Marketplace Rules.

Item 14.	Principal Accountant Fees and Services

The following table sets forth fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”), the Company’s current auditor, for the audit of the Company’s financial statements for fiscal years 2006 and 2007 and fees billed for audit-related services, tax services, and all other services rendered by Deloitte & Touche during fiscal years 2006 and 2007:

	2006	2007
Audit Fees (1)	$4,234,900	$718,934
Audit Related Fees (2)	175,372	—
Tax Fees (3)	24,471	26,347
All Other Fees (4)	—	—

Total Fees	$4,434,743	$745,281

(1)	Represents aggregate fees for professional services provided in connection with the audit of our annual financial statements, reviews of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings and the previous Restatement of the Company’s financial statements. During fiscal years 2006, 2007 and 2008, fees billed relating to the previous Restatement totaled $0.1 million, $1.9 million and $1.3 million, respectively.

(2)	Represents fees for services provided in connection with accounting research and consultation, and mergers and acquisitions.

(3)	Represents fees for services provided in connection with tax compliance, tax planning and tax advice.

(4)	Represents fees for services provided to the Company not otherwise included in the categories above.

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

(a)	1. All Financial Statements and Supplemental Information - See the Index to Consolidated Financial Statements

2.	Financial Statement Schedules – Schedule II – Valuation and Qualifying Accounts

3.	Exhibits (Including Those Incorporated by Reference) – See paragraph (b) below

(b)	Exhibits

Exhibit Number		Description of Exhibit

2.1	–	Agreement and Plan of Merger dated as of February 16, 1999, by and between EMP Acquisition Corp., a Delaware corporation, and American Media, Inc., a Delaware corporation. (1)

2.2	–	Certificate of Merger of EMP Acquisition Corp. with and into American Media, Inc. (1)

2.3	–	Stock and Asset Purchase Agreement, dated as of November 1, 1999, among Mike Rosenbloom, Globe International Publishing, Inc., Globe International, Inc., EMP Group L.L.C. and American Media Operations, Inc. (2)

2.4	–	Purchase and Contribution Agreement dated as of November 26, 2002 by and among Weider Health and Fitness, Weider Interactive Networks, Inc., Weider Health and Fitness, LLC, Weider Publications, LLC, EMP Group L.L.C. and American Media Operations, Inc. (3)

2.5	–	Agreement and Plan of Merger, dated as of February 24, 2003, by and among EMP Group L.L.C. and EMP Merger Corporation. (4)

2.6	–	Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 14, 2003, by and between EMP Group L.L.C. and EMP Merger Corporation. (4)

2.7	–	Contribution Agreement, dated as of February 24, 2003, by and among EMP Merger Corporation and the persons set forth on the signature pages thereto. (4)

2.8	–	Amendment No. 1 to the Contribution Agreement, dated as of April 14, 2003, by and among EMP Merger Corporation and the persons set forth on the signature pages thereto. (4)

3.1	–	Certificate of Incorporation of Enquirer/Star, Inc. and amendments thereto. * (5)

3.2	–	Amended By-Laws of Enquirer/Star, Inc. * (5)

3.3	–	Amendment of Certificate of Incorporation of the Company dated November 7, 1994 changing its name to American Media Operations, Inc. from Enquirer/Star, Inc. (6)

4.1	–	Indenture, dated as of February 14, 2002, among American Media Operations, Inc., the guarantors party thereto and HSBC Bank USA, National Association, as successor trustee. (7)

4.2	–	First Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of December 30, 2002, among American Media Operations, Inc., the guarantors party thereto and HSBC Bank USA, National Association, as successor trustee. (8)

4.3	–	Second Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of January 23, 2003, among American Media Operations, Inc., the guarantors party thereto and HSBC Bank USA, National Association, as successor trustee. (8)

4.4	–	Instrument of Resignation, Appointment and Acceptance (relating to the Indenture dated as of February 14, 2002), dated as of March 15, 2006, by and among American Media Operations, Inc., J.P. Morgan Trust Company, National Association, as resigning Trustee, and HSBC Bank USA, National Association, as successor trustee. (8)

Exhibit Number		Description of Exhibit

4.5	–	Third Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of March 17, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee. (9)

4.6	–	Fourth Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of June 26, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee. (10)

4.7	–	Fifth Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of August 18, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JPMorgan Chase Bank, N.A.), as trustee. (11)

4.8	–	Sixth Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of November 2, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee. (12)

4.9	–	Seventh Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of February 15, 2007, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JPMorgan Chase Bank, N.A.), as trustee. (13)

4.10	–	Eighth Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of May 15, 2007, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JPMorgan Chase Bank, N.A.), as trustee. (14)

4.11	–	Waiver and Consent Agreement (relating to the Indenture dated as of February 14, 2002), dated as of March 17, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 10.25% Series B Senior Subordinated Notes due 2009. (9)

4.12	–	Consent Agreement (relating to the Indenture dated as of February 14, 2002), dated as of June 26, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 10.25% Series B Senior Subordinated Notes due 2009. (10)

4.13	–	Consent Agreement (relating to the Indenture dated as of February 14, 2002), dated as of August 18, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 10.25% Series B Senior Subordinated Notes due 2009. (11)

4.14	–	Consent Agreement (relating to the Indenture dated as of February 14, 2002), dated as of November 2, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 10.25% Series B Senior Subordinated Notes due 2009. (12)

4.15	–	Consent Agreement (relating to the Indenture dated as of February 14, 2002), dated as of February 15, 2007, by and among American Media Operations, Inc. and certain bondholders party thereto relating to the 10.25% Series B Senior Subordinated Notes due 2009. (13)

4.16	–	Consent Agreement (relating to the Indenture dated as of February 14, 2002), dated as of May 15, 2007, by and among American Media Operations, Inc. and certain bondholders party thereto relating to the 10.25% Series B Senior Subordinated Notes due 2009. (14)

4.17	–	Indenture dated as of January 23, 2003 by and among American Media Operations, Inc., the guarantors party thereto and HSBC Bank USA, National Association, as successor trustee. (3)

4.18	–	Instrument of Resignation, Appointment and Acceptance (relating to the Indenture dated as of January 23, 2003), dated as of March 15, 2006, by and among American Media Operations, Inc., J.P. Morgan Trust Company, National Association, as resigning Trustee, and HSBC Bank USA, National Association, as successor trustee. (8)

4.19	–	First Supplemental Indenture (relating to the Indenture dated as of January 23, 2003), dated as of March 17, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee. (9)

4.20	–	Second Supplemental Indenture (relating to the Indenture dated as of January 23, 2003), dated as of June 26, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee. (10)

Exhibit Number		Description of Exhibit

4.21	–	Third Supplemental Indenture (relating to the Indenture dated as of January 23, 2003), dated as of August 18, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee. (11)

4.22	–	Fourth Supplemental Indenture (relating to the Indenture dated as of January 23, 2003), dated as of November 2, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee. (12)

4.23	–	Fifth Supplemental Indenture (relating to the Indenture dated as of January 23, 2003), dated as of February 15, 2007, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee. (13)

4.24	–	Sixth Supplemental Indenture (relating to the Indenture dated as of January 23, 2003), dated as of May 15, 2007, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee. (14)

4.25	–	Waiver and Consent Agreement (relating to the Indenture dated as of January 23, 2003), dated as of March 17, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 8.875% Series B Senior Subordinated Notes due 2011. (9)

4.26	–	Consent Agreement (relating to the Indenture dated as of January 23, 2003), dated as of June 26, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 8.875% Series B Senior Subordinated Notes due 2011. (10)

4.27	–	Consent Agreement (relating to the Indenture dated as of January 23, 2003), dated as of August 18, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 8.875% Senior Subordinated Notes due 2011. (11)

4.28	–	Consent Agreement (relating to the Indenture dated as of January 23, 2003), dated as of November 2, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 8.875% Senior Subordinated Notes due 2011. (12)

4.29	–	Consent Agreement (relating to the Indenture dated as of January 23, 2003), dated as of February 15, 2007, by and among American Media Operations, Inc. and certain bondholders party thereto relating to the 8.875% Senior Subordinated Notes due 2011. (13)

4.30	–	Consent Agreement (relating to the Indenture dated as of January 23, 2003), dated as of May 15, 2007, by and among American Media Operations, Inc. and certain bondholders party thereto relating to the 8.875% Senior Subordinated Notes due 2011. (14)

10.1	–	Tax Sharing Agreement dated as of March 31, 1992, among Enquirer/Star Group, Inc. and its subsidiaries (15)

10.2	–	Management Agreement dated as of April 17, 2003, by and among American Media, Inc., T.H. Lee Managers V, LLC and Evercore Advisors L.P. (4)

10.3	–	Amended and Restated Employment Agreement of David J. Pecker dated February 24, 2003. (16)

10.4	–	Agreement dated June 11, 2002, by and between American Media, Inc. and R.R. Donnelley & Sons Company. (17)

10.5	–	Contract Change No. 1 made as of November 10, 2004 and entered into on November 18, 2004, by and between American Media, Inc. and R.R. Donnelley & Sons Company. (17)

10.6	–	Printing Agreement dated as of December 2, 2004, between AMI and Quad/Graphics, Inc. (17)

10.7	–	Employment Agreement of Bonnie Fuller dated June 26, 2003. (18)

Exhibit Number		Description of Exhibit

10.8	–	Amendment No. 1, dated as of April 1, 2006, to the Employment Agreement of Bonnie Fuller dated effective July 7, 2003. (8)

10.9	–	Employment Agreement of John J. Miller dated January 4, 2006. (8)

10.10	–	Credit Agreement, dated as of January 30, 2006, by and among American Media Operations, Inc., American Media, Inc., Deutsche Bank Securities Inc., as Syndication Agent, the Lenders party thereto, Bear Stearns Corporate Lending Inc., General Electric Capital Corporation and Lehman Commercial Paper Inc., as Documentation Agents, and JP Morgan Chase Bank, N.A., as Administrative Agent. (19)

10.11	–	Guarantee and Collateral Agreement, dated as of January 30, 2006, among American Media, Inc., American Media Operations, Inc., the Subsidiaries of American Media Operations, Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent. (19)

10.12	–	Amendment and Waiver (relating to the Credit Agreement dated as of January 30, 2006), dated as of February 13, 2006, among American Media, Inc., American Media Operations, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (19)

10.13	–	Amendment and Waiver (relating to the Credit Agreement dated as of January 30, 2006), dated as of June 23, 2006, among American Media Operations, Inc., American Media, Inc., the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent. (10)

10.14	–	Amendment and Waiver (relating to the Credit Agreement dated as of January 30, 2006), dated as of August 18, 2006, among American Media, Inc., American Media Operations, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (11)

10.15	–	Amendment and Waiver (relating to the Credit Agreement dated as of January 30, 2006), dated as of October 26, 2006, among American Media, Inc., American Media Operations, Inc., the lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent. (20)

10.16	–	Amendment and Waiver (relating to the Credit Agreement dated as of January 30, 2006), dated as of February 9, 2007, among American Media, Inc., American Media Operations, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (21)

10.17	–	Amendment and Waiver (relating to the Credit Agreement dated as of January 30, 2006), dated as of April 16, 2007, among American Media, Inc., American Media Operations, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (22)

10.18	–	Employment Agreement of Michael Kahane dated as of August 1, 2003. (8)

10.19	–	Amendment No. 1, dated as of September 1, 2005, to the Employment Agreement of Michael Kahane dated as of August 1, 2003. (8)

10.20	–	Amendment No. 2, dated as of February 23, 2006, to the Employment Agreement of Michael Kahane dated as of August 1, 2003. (8)

10.21	–	Employment Agreement of Carlos A. Abaunza dated November 25, 2005. (8)

10.22	–	Employment Agreement of John F. Craven dated August 30, 2006. (8)

21	–	Subsidiaries of American Media Operations, Inc.

31.1	–	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	–	Certification of principal financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	–	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Enquirer/Star, Inc. is now named American Media Operations, Inc.; Enquirer/Star Group, Inc. is now named American Media, Inc.

(1)	Incorporated by reference to our Registration Statement on Form S-4, filed July 23, 1999.

(2)	Incorporated by reference to our March 27, 2000 Form 10-K for fiscal year 2000 filed June 26, 2000.

(3)	Incorporated by reference to our Form 8-K filed January 27, 2003.

(4)	Incorporated by reference to our Form 8-K filed April 24, 2003.

(5)	Incorporated by reference to our Registration Statement on Form S-1, filed March 25, 1992.

(6)	Incorporated by reference to our March 27, 1995 Form 10-K for fiscal year 1995 filed June 23, 1995.

(7)	Incorporated by reference to our Registration Statement on Form S-4 filed April 23, 2002.

(8)	Incorporated by reference to our March 31, 2006 Form 10-K for fiscal year 2006 filed March 23, 2007.

(9)	Incorporated by reference to our Form 8-K filed March 20, 2006.

(10)	Incorporated by reference to our Form 8-K filed June 27, 2006.

(11)	Incorporated by reference to our Form 8-K filed August 21, 2006.

(12)	Incorporated by reference to our Form 8-K filed November 3, 2006.

(13)	Incorporated by reference to our Form 8-K filed February 16, 2007.

(14)	Incorporated by reference to our Form 8-K/A filed May 22, 2007.

(15)	Incorporated by reference to our March 30, 1992 Form 10-K for fiscal year 1992 filed June 25, 1992.

(16)	Incorporated by reference to our March 31, 2003 Form 10-K for fiscal year 2003 filed June 6, 2003.

(17)	Incorporated by reference to our December 27, 2004 Form 10-Q for the third quarter of fiscal year 2004 filed February 9, 2005 (portions omitted pursuant to a request for confidential treatment).

(18)	Incorporated by reference to our June 30, 2003 10-Q for the first quarter of fiscal year 2004 filed August 14, 2003.

(19)	Incorporated by reference to our Form 8-K filed February 15, 2006.

(20)	Incorporated by reference to our Form 8-K filed November 1, 2006.

(21)	Incorporated by reference to our Form 8-K filed February 13, 2007.

(22)	Incorporated by reference to our Form 8-K filed April 20, 2007.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders in fiscal year 2007.

Schedule II – Valuation and Qualifying Accounts

All other financial statements and schedules have been omitted because the information required to be submitted has been included in the consolidated financial statements and related notes or because they are either not applicable or not required under the rules of Regulation S-X.

The table below summarizes the activity in the valuation accounts for the periods indicated (in thousands):

	Balance, Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Dedcutions, Write-Offs, Net	Balance, End of Period
Trade Accounts Receivable Allowance for Doubtful Accounts
For the fiscal year ended March 31, 2005	$880	$(6)	$—	$(446)	$428
For the fiscal year ended March 31, 2006	$428	$833	$—	$(211)	$1,050
For the fiscal year ended March 31, 2007	$1,050	$1,412	$—	$(569)	$1,893
Subscription Accounts Receivable Allowance for Doubtful Accounts
For the fiscal year ended March 31, 2005	$6,725	$2,186	$950	$(1,637)	$8,224
For the fiscal year ended March 31, 2006	$8,224	$4,922	$641	$(5,626)	$8,161
For the fiscal year ended March 31, 2007	$8,161	$1,425	$—	$(5,570)	$4,016
Deferred Income Taxes Valuation Allowance
For the fiscal year ended March 31, 2005	$—	$—	$—	$—	$—
For the fiscal year ended March 31, 2006	$—	$23,014	$—	$—	$23,014
For the fiscal year ended March 31, 2007	$23,014	$50,229	$—	$—	$73,243
Inventory Obsolescence Allowance for Excess and Obsolete Inventory
For the fiscal year ended March 31, 2005	$—	$538	$—	$—	$538
For the fiscal year ended March 31, 2006	$538	$466	$—	$(10)	$994
For the fiscal year ended March 31, 2007	$994	$944	$—	$(1,015)	$923

Approximately $0.5 million was charged to the provision for bad debt during fiscal year 2006 and is excluded from the table above. This amount related to a reserve which was established against a note receivable which is included in prepaid and other current assets in the Consolidated Balance Sheets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 30, 2007.

AMERICAN MEDIA OPERATIONS, INC.

By:	/s/ DAVID J. PECKER
David J. Pecker
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 30, 2007.

Signature	Title

/s/ DAVID J. PECKER David J. Pecker	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)

/s/ JOHN F. CRAVEN John F. Craven	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ SAUL M. KREDI Saul M. Kredi	Senior Vice President and Chief Accounting Officer (principal accounting officer)

/s/ JEFFREY SAGANSKY Jeffrey Sagansky	Director

/s/ ANTHONY J. DINOVI Anthony J. DiNovi	Director

/s/ SOREN L. OBERG Soren L. Oberg	Director

/s/ MICHAEL GARIN Michael Garin	Director

/s/ RICHARD BRESSLER Richard Bressler	Director

/s/ SAUL D. GOODMAN Saul D. Goodman	Director

/s/ DANIEL G. ROSS Daniel G. Ross	Director

/s/ KATHLEEN G. REILAND Kathleen G. Reiland	Director

Exhibit Index

Exhibit No.		Description

21	–	Subsidiaries of American Media Operations, Inc.

31.1	–	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	–	Certification of principal financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	–	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002