Form 10-Q
period 2007-06-30
AMERICAN MEDIA OPERATIONS INC
filed 2007-10-01
CIK 853927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of September 30, 2007, there were 7,507.6 shares of common stock outstanding.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

June 30, 2007

Page(s)
CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2007 and as of June 30, 2007	4

Unaudited Condensed Consolidated Statements of Loss for the Fiscal Quarters Ended June 30, 2006 and June 30, 2007	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Fiscal Quarters Ended June 30, 2006 and June 30, 2007	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 6. Exhibits	26

Signatures	27

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS

THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER

FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (this “Form 10-Q”) to the “Company” or “us,” “we” or “our” are to American Media Operations, Inc. and its subsidiaries. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this Form 10-Q are advised that this Form 10-Q contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, capital expenditures, capital structure and other financial items, (ii) statements regarding our plans and objectives, including planned introductions of new publications or other products, or estimates or predictions of actions by customers, advertisers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) outcomes of contingencies such as legal or any regulatory proceedings, and (v) statements of assumptions underlying other statements and statements about our business.

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

For a further discussion of risk factors which could cause actual results to differ materially from those indicated by the forward-looking statements, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “March 31, 2007 10-K”). Any written or oral forward-looking statements made by us or on our behalf are subject to these factors. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results, performance or achievements may vary materially from those described in this Form 10-Q as intended, planned, anticipated, believed, estimated or expected. The risk factors included in this Form 10-Q and in the March 31, 2007 10-K are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also harm our future results. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The forward-looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q. We do not intend, and do not assume any obligations, to update these forward looking statements, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2007	June 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,414	$38,294
Trade receivables, net of allowance for doubtful accounts of $5,909 and $6,008, respectively	48,502	54,781
Inventories	23,525	23,465
Prepaid expenses and other current assets	14,737	16,184

Total current assets	147,178	132,724

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	1,724	1,724
Furniture, fixtures and equipment	41,474	41,935
Less – accumulated depreciation and amortization	(36,292)	(37,429)

Total property and equipment, net	6,906	6,230

OTHER ASSETS:
Deferred debt costs, net	23,886	22,142
Deferred rack costs, net	11,838	10,365
Other long-term assets	2,608	2,884

Total other assets	38,332	35,391

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	387,463	387,463
Other identified intangibles, net of accumulated amortization of $143,651 and $145,791, respectively	399,404	397,264

Total goodwill and other identified intangible assets	786,867	784,727

TOTAL ASSETS	$979,283	$959,072

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$33,189	$31,825
Accrued expenses and other liabilities	57,418	53,289
Accrued interest	31,736	17,388
Deferred revenues	42,619	41,593

Total current liabilities	164,962	144,095

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	510,000	510,000
Senior subordinated notes, including bond premium	550,217	550,191
Deferred income taxes	86,521	88,046
Management fee payable	2,000	4,000

Total liabilities	1,313,700	1,296,332

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDER’S DEFICIT:
Common stock, $.20 par value; 10,000 shares authorized; 7,508 shares issued and outstanding	2	2
Additional paid-in capital	281,671	281,671
Accumulated deficit	(616,258)	(619,126)
Accumulated other comprehensive income	168	193

Total stockholder’s deficit	(334,417)	(337,260)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$979,283	$959,072

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in thousands)

	Fiscal Quarters Ended
	June 30, 2006	June 30, 2007
OPERATING REVENUES:
Circulation	$66,214	$67,024
Advertising	41,739	46,539
Other	7,466	8,276

Total operating revenues	115,419	121,839

OPERATING EXPENSES:
Editorial	13,736	12,837
Production	38,263	35,748
Distribution, circulation and other cost of sales	23,103	20,814
Selling, general and administrative	31,656	22,956
Depreciation and amortization	4,066	3,284

Total operating expenses	110,824	95,639

OPERATING INCOME	4,595	26,200

OTHER INCOME (EXPENSE):
Interest expense	(24,341)	(24,691)
Amortization of deferred debt costs	(1,543)	(2,686)
Other income, net	329	634

Total other expense	(25,555)	(26,743)

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND LOSS FROM DISCONTINUED OPERATIONS	(20,960)	(543)
PROVISION (BENEFIT) FOR INCOME TAXES	4,895	(508)

LOSS FROM CONTINUING OPERATIONS	(25,855)	(35)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(1,617)	(88)

NET LOSS	$(27,472)	$(123)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Quarters Ended
	June 30, 2006	June 30, 2007
Cash Flows from Operating Activities:
Net loss	$(27,472)	$(123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,814	1,144
Amortization of other identified intangibles	2,252	2,140
Provision for bad debts	1,090	412
Amortization of deferred debt costs	1,543	2,686
Amortization of deferred rack costs	5,191	3,548
Write-off of deferred rack costs and property and equipment	1,144	—
Provision for excess and obsolete inventory	—	154
Deferred income tax provision (benefit)	4,806	(783)
Other	(167)	(380)
Decrease (increase) in operating assets:
Trade receivables	116	(6,691)
Inventories	9,495	(94)
Prepaid expenses and other current assets	249	(1,447)
Deferred rack costs	(408)	(2,075)
Other long-term assets	(202)	(276)
Increase (decrease) in operating liabilities:
Accounts payable	(2,697)	(1,364)
Accrued expenses and other liabilities	(4,478)	(4,268)
Accrued interest	(2,666)	(14,348)
Deferred revenues	(635)	(1,026)
Management fee payable	2,000	2,000

Total adjustments	18,447	(20,668)

Net cash used in operating activities	(9,025)	(20,791)

Cash Flows from Investing Activities:
Purchases of property and equipment	(621)	(468)
Proceeds from sale of assets	52	385
Investment in Mr. Olympia, LLC	(300)	(300)

Net cash used in investing activities	(869)	(383)

Cash Flows from Financing Activities:
Proceeds from term loan and revolving credit facility borrowings	40,000	—
Term loan and revolving credit facility principal repayments	(40,000)	—
Payment of deferred debt costs	(1,275)	(942)

Net cash used in financing activities	(1,275)	(942)

Effect of exchange rate changes on cash	117	(4)

Net Decrease in Cash and Cash Equivalents	(11,052)	(22,120)
Cash and Cash Equivalents, Beginning of Period	19,591	60,414

Cash and Cash Equivalents, End of Period	$8,539	$38,294

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(1) Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of American Media Operations, Inc. and its subsidiaries (collectively, the “Company”). The Company is a wholly owned subsidiary of American Media, Inc. (“Media”). Media’s parent entity is EMP Group L.L.C. (the “LLC”). The Company consolidates all majority owned subsidiaries and investments in entities in which it has a controlling influence. Non-majority owned investments are accounted for using the equity method when the Company has the ability to significantly influence the operating decisions of the issuer. When the Company does not have the ability to significantly influence the operating decisions of an issuer, the cost method is used. For entities that are considered variable interest entities, the Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2007 included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “March 31, 2007 10-K”), including the summary of significant accounting policies set forth in Note 1 thereof. The operating results for the fiscal quarter ended June 30, 2007 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

(2) Comprehensive Loss

The change in the components of other comprehensive loss is comprised of foreign currency translation adjustments and is reported as follows (in thousands):

	Fiscal Quarter Ended
	June 30, 2006	June 30, 2007
Net loss	$(27,472)	$(123)
Foreign currency translation adjustments, net of tax	42	25

Comprehensive loss	$(27,430)	$(98)

(3) Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. During the fiscal quarter ended June 30, 2007, the Company wrote down approximately $0.2 million of inventory. This write down is included in production expense in the accompanying Unaudited Condensed Consolidated Statements of Loss. The Company did not write down any inventory during the fiscal quarter ended June 30, 2006. Inventories are comprised of the following (in thousands):

	March 31, 2007	June 30, 2007
Raw materials – paper	$16,867	$17,617
Finished product — paper, production and distribution costs of future issues	6,658	5,848

Total inventory	$23,525	$23,465

(4) Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

	March 31, 2007				June 30, 2007
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Term loan	$450,000		$450,000		$450,000		$450,000
Revolving credit facility	60,000		60,000		60,000		60,000
Subordinated indebtedness	550,000	(a)	515,125	(a)	550,000	(a)	522,500	(a)

(a)	Amount does not include bond premium.

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

(5) Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (“FIN 48”), on April 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2.7 million increase to the April 1, 2007 balance of accumulated deficit, net of the valuation allowance impact. The cumulative effect of the change in accumulated deficit resulted in a $0.3 million increase in accrued expenses and other liabilities and a $2.4 million reduction of a deferred tax asset previously recognized and included in deferred income taxes. The total amount of unrecognized tax benefits as of April 1, 2007 was $10.2 million, net of valuation allowance impact. Approximately $5.2 million of this amount would, if recognized, have an effect on the effective income tax rate. In addition to the unrecognized tax benefits, the Company had $1.2 million of interest and penalties accrued as of April 1, 2007. During the quarter ended June 30, 2007, the Company’s liability for unrecognized tax benefits did not change. An additional amount of approximately $20,000 of interest was accrued in the first quarter of fiscal year 2008. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The Company has identified its “major” tax jurisdictions to include the federal government, and the states of California, Florida and New York. The only periods subject to examination for the Company’s federal return are the fiscal years ended 2003, 2005, 2006, and 2007 tax years. The audit of the tax year 2004 has been completed without adjustment, but is still pending review by the Joint Committee on Taxation. The periods subject to examination for the Company’s major states are the fiscal years ended 2003-2007.

It is reasonably possible that the unrecognized tax benefits could significantly decrease within the next twelve months upon settlement of federal, state, and local tax matters. Until formal resolutions are reached between the Company and tax authorities, the determination of a possible range with respect to the impact on unrecognized tax benefits is not practicable.

(6) Credit Agreement

On January 30, 2006, the Company entered into a bank credit agreement (as amended, the “2006 Credit Agreement”), replacing its then existing Amended and Restated Credit Agreement dated as of January 23, 2003 (the “2003 Credit Agreement”).

The 2006 Credit Agreement allows for revolving loans, term loans, swingline loans and letters of credit in an aggregate principal amount of up to $510.0 million. The Company has the option to pay interest at the JP Morgan Chase Bank N.A. (“JP Morgan”) prime rate plus 2.25% or at the London interbank offering rate (“LIBOR”) plus 3.25%. As of June 30, 2007, all of the Company’s borrowings were based on LIBOR. The Company’s effective weighted-average interest rate on its term loan and its revolving credit facility during the fiscal quarter ended June 30, 2007 was 8.6%. The Company’s revolving credit commitment matures in January 2012 and the Company’s term loan matures in January 2013 but both may mature sooner if the Company does not refinance its outstanding 10.25% senior subordinated notes due 2009 (the “2009 Notes”) on or prior to February 1, 2009 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be February 1, 2009) or the Company does not refinance its outstanding 8.875% senior subordinated notes due 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”) on or prior to October 15, 2010 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be October 15, 2010). The 2006 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2006 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying cash dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. The Company has obtained a number of waivers and amendments to the 2006 Credit Agreement since January 30, 2006. As of June 30, 2007, the Company was in compliance with these covenants, as so amended. Although there can be no assurances, the Company anticipates that, based on current projections, its operating results for the remainder of fiscal year 2008 will be sufficient to satisfy the financial covenants, as amended, under the 2006 Credit Agreement.

The indebtedness under the 2006 Credit Agreement is secured by substantially all of the parent company’s assets and the assets of its domestic subsidiaries. In addition, the Company’s obligations are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, substantially all of its existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of its subsequently acquired or organized subsidiaries.

Included in the 2006 Credit Agreement is a $60.0 million revolving credit facility and a $450.0 million term loan commitment. As of June 30, 2007, under the 2006 Credit Agreement, the Company had $450.0 million of borrowings under the term loan commitment and $60.0 million outstanding under the revolving credit commitment.

On April 16, 2007, the Company entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “April 2007 Waiver”). The April 2007 Waiver provided, among other things, for extensions of the applicable deadlines for delivery of the Company’s financial statements for the following periods: (i) for the fiscal quarter ended June 30, 2006 to May 15, 2007, which were filed on May 8, 2007, (ii) for the fiscal quarter ended September 30, 2006 to the earlier of (A) the date that is 30 days following delivery of the financial statements for the fiscal quarter ended June 30, 2006 and (B) June 15, 2007, which were filed on May 24, 2007, (iii) for the fiscal quarter ended December 31, 2006 to the earlier of (A) the date that is 30 days following delivery of the financial statements for the fiscal quarter ended September 30, 2006 and (B) July 15, 2007, which were filed on July 3, 2007, (iv) for the fiscal year ended March 31, 2007 to August 31, 2007, which was filed on August 31, 2007, and (v) for the fiscal quarter ending June 30, 2007 to the earlier of (A) the date that is 30 days following delivery of the financial statements for the fiscal year ended March 31, 2007 and (B) September 30, 2007. The April 2007 Waiver also amended a provision of the 2006 Credit Agreement which restricts the giving of any consideration to or for the benefit of any holder of Notes for any amendment, modification or waiver relating to a financial reporting violation, among other things, to reduce the requirement that the Company maintain a minimum amount of liquidity such that the provision now requires that the Company’s cash and cash equivalents and unused availability under the 2006 Credit Agreement are at least $25.0 million. Pursuant to the April 2007 Waiver, the Company paid an amendment fee in cash to lenders who approved the April 2007 Waiver equal to $0.50 per $1,000 in principal amount of the outstanding and available credit facilities of such lenders resulting in an aggregate payment of $0.3 million.

(7) Senior Subordinated Indebtedness

On March 17, 2006, the Company entered into Waiver and Consent Agreements with holders of a majority of the outstanding principal amount of both its 2009 Notes and 2011 Notes (collectively, the “March 2006 Subordinated Debt Consent Agreements”). In addition, the Company entered into supplemental indentures under the indentures pursuant to which the Notes were issued (the “March 2006 Supplemental Indentures”). The March 2006 Supplemental Indentures, among other things, require the Company to meet specified leverage ratios as of September 30, 2007 and 2008.

If the Company fails to meet the specified leverage ratio of 8:1 as of September 30, 2007, it will be required to make one of three elections which are as follows: (1) issue an additional $20.0 million of senior subordinated notes to the existing holders of the Notes, or (2) issue a cash payment of $20.0 million to the holders of the Notes, or (3) issue equity or receive a cash equity contribution in such amount as will result in net proceeds to the Company of no less than $40.0 million or in such lesser amount sufficient to permit the Company to achieve the specified leverage ratio (after giving pro forma effect to the reduction of indebtedness that shall be effected with such proceeds). The Company anticipates that it will not meet the specified leverage test. If this occurs, the Company expects to issue $20.0 million of senior subordinated notes to the existing holders of the Notes.

If the Company fails to meet the specified leverage ratio of 7.25:1 as of September 30, 2008, it will be required to make one of three elections which are as follows: (1) issue an additional $35.0 million of senior subordinated notes to the existing holders of the Notes, or (2) issue a cash payment of $20.0 million to the holders of the Notes, or (3) issue equity or receive a cash equity contribution in such amount as will result in net proceeds to the Company of no less than $50.0 million or in such lesser amount sufficient to permit the Company to achieve the specified leverage ratio (after giving pro forma effect to the reduction of indebtedness that shall be effected with such proceeds).

On May 15, 2007, the Company entered into (i) a Consent Agreement with certain holders of the 2009 Notes, who collectively held a majority of the outstanding principal amount of the 2009 Notes and (ii) a Consent Agreement with certain holders of the 2011 Notes, who collectively held a majority of the outstanding principal amount of the 2011 Notes (collectively, the “May 2007 Subordinated Debt Consent Agreements”). Pursuant to the May 2007 Subordinated Debt Consent Agreements, the holders of a majority in principal amount of each series of Notes have provided their consents to specified amendments to the related indentures. Pursuant to the May 2007 Subordinated Debt Consent Agreements, the Company paid in cash $1.25 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $0.7 million. In addition, pursuant to the requirements of the May 2007 Subordinated Debt Consent Agreements, on May 15, 2007, the Company entered into (i) an Eighth Supplemental Indenture, dated as of May 15, 2007, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2009 Notes, and (ii) a Sixth Supplemental Indenture dated as of May 15, 2007, among the Company, the Note Guarantors named therein and the trustee, relating to the Indenture governing the 2011 Notes (collectively, the “May 2007 Supplemental Indentures”). The principal purpose of the May 2007 Supplemental Indentures was to amend the related Indenture to permit the Company to extend the date by which it is required under such Indenture to file with the SEC and provide the trustee and holders of Notes (i) its quarterly report on Form 10-Q for the quarter ended September 30, 2006 (the “Second Quarter 2007 Form 10-Q”) to June 15, 2007, which was filed on May 24, 2007, (ii) its quarterly report on Form 10-Q for the quarter ended December 31, 2006 (the “Third Quarter 2007 Form 10-Q”) to July 16, 2007, which was filed on July 3, 2007, (iii) its annual report on Form 10-K for the fiscal year ended March 31, 2007 (the “2007 Form 10-K”) to August 31, 2007, which was filed on August 31, 2007, and (iv) its quarterly report on Form 10-Q for the quarter ended June 30, 2007 (the “First Quarter 2008 Form 10-Q”) to October 1, 2007. In addition, each Supplemental Indenture permits the Company, upon notice to the trustee, to extend the filing dates of its Second Quarter 2007 Form 10-Q to July 16, 2007, its Third Quarter 2007 Form 10-Q to August 15, 2007, its 2007 Form 10-K to October 1, 2007, and its First Quarter 2008 Form 10-Q to October 31, 2007 in return for a cash payment to all holders of Notes equal to $1.25 per $1,000 principal amount.

(8) Restructuring Activities

On April 4, 2006, the board of directors of the Company committed to a plan (the “Plan”) to restructure certain of its operations. The Plan was adopted to improve the Company’s profitability and future net cash flows, and includes actions that the Company has taken and intends to take, including: discontinuing the publication of Celebrity Living Weekly, MPH and Shape En Espanol, the relocation of the operations associated with National Enquirer from New York City back to Boca Raton, Florida, centralizing certain operations, and reducing certain other operating, general and administrative expenses. The Company’s relocation plan involved the termination of approximately 50 employees. This activity resulted in a charge of $2.3 million for termination benefits, $0.1 million for costs associated with the relocation of employees, $0.6 million for facility closures and $0.9 million for deferred rack cost write-offs. $2.8 million of these charges was included in selling, general and administrative expense and $1.1 million of these charges was included in loss from discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Loss for the fiscal quarter ended June 30, 2006. In addition, these restructuring charges were primarily incurred in the Tabloid Publications (formerly known as “Newspaper Publications”) and Corporate/Other reporting segments. Through June 30, 2007, the Company has paid termination benefits of $2.3 million, $0.1 million for relocation costs and $0.4 million for costs associated with facility closures. The Company has an accrual at June 30, 2007 of $36,000 associated with this action which approximates fair value due to the short-term nature of the payments.

The following table sets forth the detail and activity in the restructuring expense accrual related to this activity during the fiscal quarter ended June 30, 2007 (in thousands):

2007 Restructuring	Balances March 31, 2007	Fiscal Year 2008 Reversal of Accrual	Fiscal Year 2008 Cash Payments	Balances June 30, 2007
Accrued liabilities:
Severance	$43	$(7)	$(36)	$—
Relocation	9	—	—	9
Facility Closures	29	—	(2)	27

	$81	$(7)	$(38)	$36

On June 14, 2006, the Company announced that it was implementing a strategy to refocus the Company and devote its full resources to growing its core brands. As part of this strategy, the Company announced that it will explore the sale of its five market leading special interest titles: Muscle & Fitness, Flex, Muscle & Fitness Hers, Country Weekly, and Mira!. These publications collectively represented total revenues and operating income of $20.7 million and $7.3 million, respectively, for the fiscal quarter ended June 30, 2007. As a result of the restatement of the Company’s financial statements for the fiscal year ended March 31, 2005 and the fiscal quarters ended June 30, 2005 and September 30, 2005 (the “Restatement”) and until the Company becomes current with its filings with the SEC, the implementation of this strategy has been delayed.

(9) Discontinued Operations

In order to improve the Company’s profitability and future net cash flows, in April 2006, the Company discontinued the Celebrity Living Weekly, MPH and Shape En Espanol publications in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). During the fourth quarter of fiscal year 2007, the Company discontinued the publication of Looking Good Now. Operating results of these publications have been classified as discontinued operations for all periods presented. These publications were previously included in the Corporate/Other segment.

The following table sets forth total operating revenues, pre-tax loss from discontinued operations, income taxes and loss from discontinued operations for the fiscal quarters ended June 30, 2006 and 2007, respectively (in thousands):

	2006	2007
Total operating revenues	$1,845	$(65)

Pre-tax loss from discontinued operations	$(1,617)	$(88)
Income taxes	—	—

Loss from discontinued operations	$(1,617)	$(88)

At its July 19, 2007 meeting, the Board of Directors of the Company decided to discontinue the publication of Weekly World News effective with the August 27, 2007 issue. This publication represented total revenues and operating loss of $0.7 million and $0.1 million, respectively, for the fiscal quarter ended June 30, 2007.

(10) Litigation

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

(11) Business Segment Information

The Company has aggregated its business into five reporting segments: Celebrity Publications, Tabloid Publications (the Company changed the name of the segment from “Newspaper Publications” during the fiscal quarter ended June 30, 2007), Women’s Health and Fitness Publications, Distribution Services and Corporate/Other. The aggregation of the Company’s business is based upon the Company’s publications having the following similarities: economic characteristics including gross margins, types of products and services, types of production processes, type or class of customer, and method of distribution, as required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”).

The Celebrity Publications segment aggregation includes Star and Country Weekly.

The Tabloid Publications segment aggregation includes National Enquirer, Globe, and National Examiner.

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

The Corporate/Other segment aggregation includes the following publications: Muscle & Fitness, Men’s Fitness, Muscle & Fitness Hers, Flex, Natural Health, Weekly World News, Sun, and Mira!. In addition, the Corporate/Other segment also includes ancillary sales and corporate overhead. Ancillary sales primarily relate to licensing, syndication, new media and product merchandise sales. Corporate expenses not allocated to other segments include production and circulation department costs, and support departments such as information technology, accounting, legal, human resources and administration. While most of the publications aggregated in the Corporate/Other segment have certain similar economic characteristics and also similar products and services, production process, type or class of customer, and method of distribution as some of the other publications which are aggregated into the other reporting segments (Celebrity Publications, Tabloid Publications and Women’s Health and Fitness Publications), their gross margins are dissimilar with such other publications. Accordingly, the Company has aggregated those publications into the Corporate/Other reporting segment.

The Company’s accounting policies are the same for all reportable segments.

Segment Data

The following table presents the results of and assets employed in the Company’s five reporting segments for the fiscal quarters ended June 30, 2006 and 2007, respectively. The information includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany advertising and other services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation. The results of operations exclude the results of our discontinued operations for all periods presented. See Note 9, “Discontinued Operations,” for a discussion regarding discontinued operations.

		Segment (in thousands)					(in thousands)
		Celebrity Publications	Tabloid Publications	Women’s Health and Fitness Publications	Distribution Services	Corporate/ Other(1)	Elimination Entries		Consolidated Total
Operating revenues
Quarter ended June	2006	$28,794	$34,612	$20,732	$7,319	$26,173	$(2,211	)(2)	$115,419
	2007	$31,708	$34,683	$22,356	$7,739	$27,474	$(2,121	)(2)	$121,839
Operating income (loss)
Quarter ended June	2006	$812	$12,857	$7,974	$1,490	$(18,538)	$—		$4,595
	2007	$8,389	$15,867	$9,016	$1,770	$(8,842)	$—		$26,200
Depreciation and amortization
Quarter ended June	2006	$492	$657	$—	$90	$2,827	$—		$4,066
	2007	$494	$657	$—	$9	$2,124	$—		$3,284
Amortization of deferred rack costs
Quarter ended June	2006	$1,015	$2,098	$126	$—	$1,847	$—		$5,086
	2007	$816	$1,422	$196	$—	$1,114	$—		$3,548
Total Assets
At March 31, 2007		$189,577	$336,476	$100,706	$21,654	$330,870	$—		$979,283
At June 30, 2007		$191,383	$337,001	$102,657	$18,940	$309,091	$—		$959,072

(1)	Income tax expense (benefit) of $4.9 million and $(0.5) million, interest expense of $24.3 million and $24.7 million, and amortization of deferred debt costs of $1.5 million and $2.7 million for the fiscal quarters ended June 30, 2006 and June 30, 2007, respectively, are included in the Corporate/Other segment.

(2)	Amount represents revenues from transactions with other operating segments of the Company.

(12) Supplemental Condensed Consolidating Financial Information

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended December 31, 2006, management determined that the disclosures in the Company’s previously issued consolidated financial statements concerning the guarantors to the senior subordinated debt were inappropriate and that the Company should have included supplemental condensed consolidating financial information in accordance with Rule 3-10(f) of Regulation S-X under the Securities Exchange Act of 1934 (“Exchange Act”). The information for the fiscal quarter ended June 30, 2006 disclosed below, which had been previously omitted, has been included.

The following tables present condensed combined consolidating financial information of (a) the parent company, (b) the subsidiary guarantors of the Notes, and (c) the subsidiaries that are not guarantors of the Notes. Separate financial statements of the subsidiary guarantors are not presented because each of the subsidiary guarantors is 100% owned by the parent company issuer, the guarantee by each subsidiary guarantor is full and unconditional and are joint and several. As a result and in accordance with Rule 3-10(f) of Regulation S-X under the Exchange Act, the Company includes the following:

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$35,748	$2,546	$—	$38,294
Trade receivables, net	—	52,483	2,298	—	54,781
Inventories	—	22,873	592	—	23,465
Prepaid expenses and other current assets	86	16,704	449	(1,055)	16,184

Total current assets	86	127,808	5,885	(1,055)	132,724

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	1,724	—	—	1,724
Furniture, fixtures and equipment	—	41,446	489	—	41,935
Less – accumulated depreciation and amortization	—	(37,044)	(385)	—	(37,429)

Total property and equipment, net	—	6,126	104	—	6,230

OTHER ASSETS:
Deferred debt costs, net	22,142	—	—	—	22,142
Deferred rack costs, net	—	10,365	—	—	10,365
Other long-term assets	—	2,873	11	—	2,884
Investment in subsidiaries	516,301	2,211	—	(518,512)	—

Total other assets	538,443	15,449	11	(518,512)	35,391

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	382,954	4,509	—	387,463
Other identified intangibles, net	6,000	391,264	—	—	397,264

Total goodwill and other identified intangible assets	6,000	774,218	4,509	—	784,727

TOTAL ASSETS	$544,529	$923,601	$10,509	$(519,567)	$959,072

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$30,722	$1,103	$—	$31,825
Accrued expenses and other liabilities	4,960	41,766	6,563	—	53,289
Accrued interest	17,388	—	—	—	17,388
Deferred revenues	304	40,812	477	—	41,593

Total current liabilities	22,652	113,300	8,143	—	144,095

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	510,000	—	—	—	510,000
Senior subordinated notes, including bond premium	550,191	—	—	—	550,191
Deferred income taxes	—	89,178	(77)	(1,055)	88,046
Management fee payable	—	4,000	—	—	4,000
Due to (from) affiliates	(201,054)	200,822	232	—	—

Total liabilities	881,789	407,300	8,298	(1,055)	1,296,332

STOCKHOLDER’S EQUITY (DEFICIT):
Total stockholder’s equity (deficit)	(337,260)	516,301	2,211	(518,512)	(337,260)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$544,529	$923,601	$10,509	$(519,567)	$959,072

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$58,522	$1,892	$—	$60,414
Trade receivables, net	—	46,394	2,108	—	48,502
Inventories	—	22,870	655	—	23,525
Prepaid expenses and other current assets	—	15,637	407	(1,307)	14,737

Total current assets	—	143,423	5,062	(1,307)	147,178

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	1,724	—	—	1,724
Furniture, fixtures and equipment	—	41,030	444	—	41,474
Less – accumulated depreciation and amortization	—	(35,932)	(360)	—	(36,292)

Total property and equipment, net	—	6,822	84	—	6,906

OTHER ASSETS:
Deferred debt costs, net	23,886	—	—	—	23,886
Deferred rack costs, net	—	11,838	—	—	11,838
Other long-term assets	—	2,597	11	—	2,608
Investment in subsidiaries	499,561	1,708	—	(501,269)	—

Total other assets	523,447	16,143	11	(501,269)	38,332

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	382,953	4,510	—	387,463
Other identified intangibles, net	—	399,404	—	—	399,404

Total goodwill and other identified intangible assets	—	782,357	4,510	—	786,867

TOTAL ASSETS	$523,447	$948,745	$9,667	$(502,576)	$979,283

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$32,050	$1,139	$—	$33,189
Accrued expenses and other liabilities	—	55,879	1,539	—	57,418
Accrued interest	31,175	463	98	—	31,736
Deferred revenues	—	42,028	591	—	42,619

Total current liabilities	31,175	130,420	3,367	—	164,962

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	510,000	—	—	—	510,000
Senior subordinated notes, including bond premium	550,217	—	—	—	550,217
Deferred income taxes	—	87,749	79	(1,307)	86,521
Management fee payable	—	2,000	—	—	2,000
Due to (from) affiliates	(233,528)	229,015	4,513	—	—

Total liabilities	857,864	449,184	7,959	(1,307)	1,313,700

STOCKHOLDER’S EQUITY (DEFICIT):
Total stockholder’s equity (deficit)	(334,417)	499,561	1,708	(501,269)	(334,417)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$523,447	$948,745	$9,667	$(502,576)	$979,283

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$65,480	$1,544	$—	$67,024
Advertising	—	44,658	1,881	—	46,539
Other	—	7,968	308	—	8,276

Total operating revenues	—	118,106	3,733	—	121,839

OPERATING EXPENSES:
Editorial	—	12,471	366	—	12,837
Production	—	34,749	999	—	35,748
Distribution, circulation and other cost of sales	—	20,246	568	—	20,814
Selling, general and administrative	—	21,929	1,027	—	22,956
Depreciation and amortization	—	3,266	18	—	3,284

Total operating expenses	—	92,661	2,978	—	95,639

OPERATING INCOME	—	25,445	755	—	26,200

OTHER INCOME (EXPENSE):
Interest expense	(24,587)	(104)	—	—	(24,691)
Amortization of deferred debt costs	(2,686)	—	—	—	(2,686)
Other income, net	—	620	14	—	634

Total other income (expense)	(27,273)	516	14	—	(26,743)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES AND LOSS FROM DISCONTINUED OPERATIONS	(27,273)	25,961	769	—	(543)
PROVISION (BENEFIT) FOR INCOME TAXES	(6,841)	6,101	232	—	(508)
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	20,309	537	—	(20,846)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(123)	20,397	537	(20,846)	(35)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(88)	—	—	(88)

NET INCOME (LOSS)	$(123)	$20,309	$537	$(20,846)	$(123)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE FISCAL QUARTER ENDED JUNE 30, 2006

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$64,941	$1,273	$—	$66,214
Advertising	—	40,257	1,482	—	41,739
Other	—	7,251	215	—	7,466

Total operating revenues	—	112,449	2,970	—	115,419

OPERATING EXPENSES:
Editorial	—	13,438	298	—	13,736
Production	—	37,297	966	—	38,263
Distribution, circulation and other cost of sales	—	22,627	476	—	23,103
Selling, general and administrative	—	30,611	1,045	—	31,656
Depreciation and amortization	—	4,046	20	—	4,066

Total operating expenses	—	108,019	2,805	—	110,824

OPERATING INCOME	—	4,430	165	—	4,595

OTHER INCOME (EXPENSE):
Interest expense	(24,301)	(40)	—	—	(24,341)
Amortization of deferred debt costs	(1,543)	—	—	—	(1,543)
Other income, net	—	315	14	—	329

Total other income (expense)	(25,844)	275	14	—	(25,555)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES AND LOSS FROM DISCONTINUED OPERATIONS	(25,844)	4,705	179	—	(20,960)
PROVISION (BENEFIT) FOR INCOME TAXES	3,313	1,527	55	—	4,895
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	1,685	124	—	(1,809)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(27,472)	3,302	124	(1,809)	(25,855)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(1,617)	—	—	(1,617)

NET INCOME (LOSS)	$(27,472)	$1,685	$124	$(1,809)	$(27,472)

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(37,431)	$15,874	$766	$—	$(20,791)

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(360)	(108)	—	(468)
Proceeds from sale of assets	—	385	—	—	385
Investment in Mr. Olympia, LLC	(300)	—	—	—	(300)

Net cash used in investing activities	(300)	25	(108)	—	(383)

Cash Flows from Financing Activities:
Due to (from) affiliates	38,673	(38,673)	—	—	—
Payment of deferred debt costs	(942)	—	—	—	(942)

Net cash provided by (used in) financing activities	37,731	(38,673)	—	—	(942)

Effect of exchange rate changes on cash	—	—	(4)	—	(4)

Net Increase (Decrease) in Cash and Cash Equivalents	—	(22,774)	654	—	(22,120)
Cash and Cash Equivalents, Beginning of Period	—	58,522	1,892	—	60,414

Cash and Cash Equivalents, End of Period	$—	$35,748	$2,546	$—	$38,294

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE FISCAL QUARTER ENDED JUNE 30, 2006

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(26,661)	$17,824	$(188)	$—	$(9,025)

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(611)	(10)	—	(621)
Proceeds from sale of assets	—	52	—	—	52
Investment in Mr. Olympia, LLC	—	(300)	—	—	(300)

Net cash used in investing activities	—	(859)	(10)	—	(869)

Cash Flows from Financing Activities:
Proceeds from term loan and revolving credit facility borrowings	40,000	—	—	—	40,000
Term loan and revolving credit facility principal repayments	(40,000)	—	—	—	(40,000)
Due to (from) affiliates	27,936	(27,936)	—	—	—
Payment of deferred debt costs	(1,275)	—	—	—	(1,275)

Net cash provided by (used in) financing activities	26,661	(27,936)	—	—	(1,275)

Effect of exchange rate changes on cash	—	—	117	—	117

Net Decrease in Cash and Cash Equivalents	—	(10,971)	(81)	—	(11,052)
Cash and Cash Equivalents, Beginning of Period	—	17,279	2,312	—	19,591

Cash and Cash Equivalents, End of Period	$—	$6,308	$2,231	$—	$8,539

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is a discussion of our financial condition and results of operations for the fiscal quarter ended June 30, 2007. This discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the Notes thereto. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes the results of our discontinued operations for the fiscal quarters ended June 30, 2007 and 2006, respectively. See Note 9, “Discontinued Operations,” in the Notes to Unaudited Condensed Consolidated Financial Statements included herein for a discussion regarding discontinued operations.

Executive Summary

We are a leading publisher in the field of celebrity journalism and health and fitness magazines. Our publications include Star, Shape, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Muscle & Fitness Hers, Flex, National Enquirer, Globe, Country Weekly, Mira!, Sun, National Examiner, and other publications. Our magazines comprise approximately 22% of total U.S. and Canadian circulation for audited weekly publications. For the fiscal quarter ended June 30, 2007, total average newsstand and subscription circulation per issue for all of our publications that are currently published and have a frequency of six or more times per year is approximately 7.8 million copies.

For the fiscal quarters ended June 30, 2007 and 2006, approximately 55% and 57%, respectively, of our total operating revenues were from circulation. Single copy sales accounted for approximately 83% of such circulation revenues in each of the fiscal quarters ended June 30, 2007 and 2006, respectively, and the remainder was from subscription sales.

Our advertising revenues are generated by national advertisers, including sports nutrition products, automotive, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, fashion and direct response. For the fiscal quarters ended June 30, 2007 and 2006, approximately 38% and 36%, respectively, of our total operating revenues were from advertising.

Our primary operating costs and expenses are comprised of editorial, production, distribution, circulation and other cost of sales and selling, general and administrative expenses. The largest components of our costs are related to production, which includes printing and paper expenses, and circulation. Editorial costs include salaries and costs associated with manuscripts and photographs. Circulation costs primarily include the costs associated with subscription fulfillment, subscription postage and newsstand transportation.

Following the announcement on February 8, 2006 by the Company that its previously issued financial statements included or otherwise summarized in its Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and its Quarterly Reports on Form 10-Q for each of the quarters ended June 30, 2005 and September 30, 2005 should no longer be relied upon, we have obtained amendments and waivers of certain provisions of our credit agreement and have successfully completed consent solicitations pursuant to which holders of a majority in principal amount of each series of our senior subordinated notes agreed to waive defaults under our indentures as a result of our failure to comply with our reporting obligations under the indentures. In addition, our credit ratings have been downgraded and we have implemented cost savings initiatives and revenue enhancement opportunities (“Management Action Plan”) during the quarter ended March 31, 2007 that are expected to result in $19.0 million to $20.0 million of cost savings and $17.0 million to $18.0 million of revenue enhancements during fiscal year 2008. Cost savings include the rationalization of unprofitable subscriptions, production savings and headcount reductions. Revenue enhancements include cover price increases on selected titles other than Star, advertising rate increases in our Tabloid, Women’s Health and Fitness and Celebrity Publications other than Star and certain online initiatives that require minimal investment. As of June 30, 2007, we believe that a majority of the above-mentioned cost savings initiatives and approximately $12.0 million of the revenue enhancement opportunities are on track to be achieved during fiscal year 2008. We may not ultimately be able to realize some or all of these initiatives.

On April 4, 2006, our board of directors committed to a plan (the “Plan”) to restructure certain of our operations. The Plan was adopted to improve our profitability and future net cash flows, and includes: discontinuing the publication of Celebrity Living Weekly, MPH and Shape En Espanol, the relocation of the operations associated with National Enquirer from New York City back to Boca Raton, Florida, centralizing certain operations, and reducing certain other operating, general and administrative expenses. The Company’s relocation plan involved the termination of approximately 50 employees. This activity resulted in a charge of $3.9 million for the fiscal quarter ended June 30, 2006, which included $2.3 million for termination benefits, $0.1 million for costs associated with the relocation of employees, $0.6 million for facility closures and $0.9 million for deferred rack cost write-offs. During the fourth quarter of fiscal year 2007, we discontinued the publication of Looking Good Now. The total loss from discontinued operations was $0.1 million and $1.6 million, net of taxes, for the fiscal quarters ended June 30, 2007 and 2006, respectively. Operating results of these publications have been classified as discontinued operations for all periods presented. See Note 9, “Discontinued Operations,” for a discussion regarding discontinued operations.

RESULTS OF OPERATIONS

The following table presents our results of operations by segment for the periods indicated (in thousands).

	For the Fiscal Quarters Ended
	June 30, 2006	June 30, 2007
Operating Revenue
Celebrity Publications	$28,794	$31,708
Tabloid Publications	34,612	34,683
Women’s Health and Fitness Publications	20,732	22,356
Distribution Services	7,319	7,739
Corporate/Other	26,173	27,474
Intersegment Eliminations	(2,211)	(2,121)

Total Operating Revenue	$115,419	$121,839

Operating Income (Loss)
Celebrity Publications	$812	$8,389
Tabloid Publications	12,857	15,867
Women’s Health and Fitness Publications	7,974	9,016
Distribution Services	1,490	1,770
Corporate/Other	(18,538)	(8,842)

Total Operating Income	$4,595	$26,200

Comparison of Fiscal Quarter Ended June 30, 2007 vs. Fiscal Quarter Ended June 30, 2006

Operating Revenue

Total operating revenue was $121.8 million and $115.4 million for the fiscal quarters ended June 30, 2007 and 2006, respectively, representing an increase in revenue of $6.4 million, or 5.6%. This increase was primarily attributable to a $2.9 million increase in our Celebrity Publications, a $1.6 million increase in our Women’s Health and Fitness Publications, a $1.3 million increase in Corporate/Other and a $0.5 million increase in net operating revenues relating to our Distribution Services.

Single copy revenue consists of copies distributed primarily by four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Tabloid Publications, Women’s Health and Fitness Publications and Corporate/Other segments. In the fiscal quarter ended June 30, 2007 one wholesaler accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 12.3% of our total operating revenue. In the fiscal quarter ended June 30, 2006, two wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 38% of our total operating revenue. Our operating results could be materially affected if one or more of these wholesalers stopped distributing our publications. We have service agreements with our wholesalers, which provide incentives to maintain certain levels of service. Three of these wholesaler service agreements require at least 120 days’ prior notice of termination, with terms expiring on December 31, 2007. The fourth wholesaler service agreement requires at least 60 days’ prior notice of termination, with a term expiring on December 31, 2007.

Operating Expense

Total operating expense was $95.6 million and $110.8 million for the fiscal quarters ended June 30, 2007 and 2006, respectively, representing a decrease of $15.2 million, or 13.7%. This decrease in operating expense is primarily due to a decrease in selling, general and administrative expense of $8.7 million, a $5.7 million combined decrease in editorial, production and distribution, circulation and other cost of sales and a $0.8 million reduction in depreciation expense, primarily due to certain assets becoming fully depreciated.

The implementation of our Management Action Plan in the fourth quarter of fiscal year 2007 and the continuation of cost savings associated with the results of our restructuring plan implemented in the first quarter of fiscal 2006 resulted in a $6.1 million combined decrease in editorial, production and distribution, circulation and other cost of sales, partially offset by a $0.4 million increase in direct costs of services related to our Distribution Services segment, and a $0.9 million decrease in sales promotion-related costs included in selling, general and administrative expense. The decrease in selling, general and administrative expense was also attributable to a $2.8 million decrease in restructuring expense and a $4.7 million decrease in restatement-related costs.

Interest Expense

Interest expense was $24.7 million and $24.3 million for the fiscal quarters ended June 30, 2007 and 2006, respectively, representing an increase of $0.4 million, or 1.4%. This increase in interest expense is primarily attributable to a higher effective weighted-average interest rate on our term loan and revolving credit facility during the fiscal quarter ended June 30, 2007 of 8.6% as compared to 7.7% for the prior year’s comparable period and a higher average outstanding balance during the fiscal quarter ended June 30, 2007 when compared to the prior year’s comparable period, partially offset by a $0.5 million decrease in swap interest expense as the final settlement of the swap agreement occurred on January 24, 2007.

Discontinued Operations

In order to improve our profitability and future net cash flows, in April 2006, we discontinued the Celebrity Living Weekly, MPH and Shape En Espanol publications in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). During the fourth quarter of fiscal year 2007, we discontinued the publication of Looking Good Now. Operating results of these publications have been classified as discontinued operations for all periods presented. These publications were previously included in the Corporate/Other segment. See Note 9, “Discontinued Operations,” in the Notes to Unaudited Condensed Consolidated Financial Statements herein for further discussion.

Income Taxes

We recorded a $0.5 million income tax benefit for the fiscal quarter ended June 30, 2007. This benefit is primarily the result of a statutory change in the effective state tax rate, partially offset by an expense for an increase in the valuation allowance. The increase in valuation allowance is caused by the amortization of indefinite-lived intangibles. This amortization creates additional deferred tax liabilities, which cannot be considered a future source of taxable income to support the realization of deferred tax assets within the net operating loss carryforward period, thus requiring an increase to the valuation allowance.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $31.7 million for the fiscal quarter ended June 30, 2007, representing an increase of $2.9 million, or 10.1%, from the prior year’s comparable period. This increase in revenue was primarily attributable to an increase in operating revenue for Star of $2.8 million, primarily due to increases in advertising revenue and circulation revenue of $1.8 million and $1.0 million, respectively.

Operating Income

Operating income in the Celebrity Publications segment increased in the fiscal quarter ended June 30, 2007 by $7.6 million, or 933.1%, to $8.4 million from the prior year’s comparable period. In addition to the above mentioned operating revenue increase, the operating income increase was also attributable to rate base reductions and other cost savings initiatives for Star that were part of the Management Action Plan initiated in the fourth quarter of fiscal year 2007. The Star rate base reduction resulted in decreased subscription-related costs and production-related costs of $1.7 million and $1.5 million, respectively. The other cost savings initiatives resulted in lower Star editorial-related expenses and sales promotion expenses of $0.7 million and $0.4 million, respectively.

Tabloid Publications Segment

Operating Revenue

Total operating revenue in the Tabloid Publications segment remained essentially unchanged at $34.7 million for the fiscal quarter ended June 30, 2007 as compared to the prior year’s comparable period.

Operating Income

Operating income in the Tabloid Publications segment increased in the fiscal quarter ended June 30, 2007 by $3.0 million, or 23.4%, to $15.9 million from the prior year’s comparable period. This increase in operating income is primarily attributable to a $1.3 million decrease in restructuring charges, a combined $1.3 million decrease in production and distribution, circulation and other cost of sales due to the successful implementation of our Management Action Plan initiated in the fourth quarter of fiscal year 2007 and a $0.5 million decrease in litigation charges.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $22.4 million for the fiscal quarter ended June 30, 2007, representing an increase of $1.6 million, or 7.8%, from the prior year’s comparable period. This increase was primarily attributable to a $2.1 million increase in Shape advertising revenue partially offset by a $0.2 million decrease in Shape newsstand revenue and a $0.1 million decrease in Shape subscription revenue.

Operating Income

Operating income in the Women’s Health and Fitness Publications segment increased in the fiscal quarter ended June 30, 2007 by $1.0 million, or 13.1%, to $9.0 million from the prior year’s comparable period. This increase was primarily attributable to the above mentioned revenue increase and was partially offset by a $0.3 million increase in production-related costs resulting from production of larger book sizes to accommodate the increased advertising pages that resulted in the above mentioned advertising revenue increase.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment was $5.6 million, net of eliminations, for the fiscal quarter ended June 30, 2007, representing an increase of $0.5 million, or 10.0%, from the prior year’s comparable period. This increase was primarily attributable to an increase in services related to the racking of magazine fixtures for certain customers during the fiscal quarter ended June 30, 2007.

Operating Income

Operating income in the Distribution Services segment increased in the fiscal quarter ended June 30, 2007 by $0.3 million, or 18.8%, to $1.8 million from the prior year’s comparable period. This increase in operating income is primarily attributable to the above mentioned revenue increase and a $0.2 million decrease in restructuring charges, partially offset by an increase of $0.4 million in direct costs of the services.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $27.5 million for the fiscal quarter ended June 30, 2007, representing an increase of $1.3 million, or 5.0%, from the prior year’s comparable period. This increase is primarily attributable to a $0.5 million increase in Men’s Fitness advertising revenue and a $0.3 million increase in operating revenues associated with reductions of sales taxes.

Operating Loss

Operating loss decreased in the fiscal quarter ended June 30, 2007 by $9.7 million, or 52.3%, to $8.8 million, from the prior year’s comparable period. This decrease in operating loss is primarily due to the above mentioned revenue increase as well as a $1.4 million decrease in restructuring charges, a $4.7 million decrease in restatement-related costs, a combined $1.4 million decrease in editorial, production and distribution, circulation and other cost of sales due to the successful implementation of our Management Action Plan initiated in the fourth quarter of fiscal year 2007, as well as the continuation of cost savings associated with the results of our restructuring plan implemented in the first quarter of fiscal 2006 and a $0.6 million reduction in depreciation expense primarily due to certain assets becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and amounts available to be borrowed under our credit agreement dated as of January 30, 2006 (as amended, the “2006 Credit Agreement”).

As of June 30, 2007, we had cash and cash equivalents of $38.3 million, $60.0 million outstanding on the revolving credit facility under the 2006 Credit Agreement (which represents the full amount available to be borrowed under the revolving credit facility), and a working capital deficit of $11.4 million. The decrease in working capital deficit of $6.4 million from $17.8 million at March 31, 2007 to $11.4 million at June 30, 2007, primarily resulted from: (i) a $14.3 million decrease in accrued interest, which occurred because our 2006 Credit Agreement requires us to pay interest at least every 90 days, or sooner if our interest lock-in period is less than 90 days, which increased the amount of cash interest paid during the fiscal quarter ended June 30, 2007, (ii) a $6.3 million increase in trade receivables, (iii) a $4.1 million decrease in current accrued expenses and other liabilities, (iv) a $1.4 million decrease in accounts payable, and (v) a $1.4 million increase in prepaid expenses and other current assets. These items were partially offset by a $22.1 million decrease in cash and cash equivalents.

We currently believe that available funds and cash flows generated by operations, if any, will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We believe that available cash at June 30, 2007 should help mitigate future possible cash flow requirements. Our revolving credit commitment matures in January 2012 and our term loan matures in January 2013 but both may mature sooner if we do not refinance our outstanding 10.25% senior subordinated notes due 2009 (the “2009 Notes”) on or prior to February 1, 2009 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be February 1, 2009) or we do not refinance our outstanding 8.875% senior subordinated notes due 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”) on or prior to October 15, 2010 in accordance with the requirements of the 2006 Credit Agreement (in which case the maturity date will be October 15, 2010).

On June 14, 2006, we announced that we were implementing a strategy to refocus the Company and devote its full resources to growing its core brands. As part of this strategy we announced that we will explore the sale of our five market leading special interest titles – Muscle & Fitness, Flex, Muscle & Fitness Hers, Country Weekly, and Mira!. These publications collectively represented total revenues and operating income of $20.7 million and $7.3 million, respectively, for the fiscal quarter ended June 30, 2007. The sale of these titles would also provide the Company additional liquidity. As a result of the restatement of the Company’s financial statements for the fiscal year ended March 31, 2005 and the fiscal quarters ended June 30, 2005 and September 30, 2005 (the “Restatement”) and until the Company becomes current with its filings with the Securities and Exchange Commission (the “SEC”), the implementation of this strategy has been delayed.

At June 30, 2007, our outstanding indebtedness totaled $1.1 billion, of which $510.0 million represented borrowings under the 2006 Credit Agreement and $550.0 million represented our senior subordinated notes. See “Risk Factors” in our March 31, 2007 10-K for risks associated with our indebtedness.

Cash Flows

Net cash used in operating activities was $20.8 million for the fiscal quarter ended June 30, 2007, as compared to $9.0 million for the fiscal quarter ended June 30, 2006. During the fiscal quarter ended June 30, 2007, net cash used in operating activities was primarily attributable to a $0.1 million net loss, a $14.3 million decrease in accrued interest, which occurred because our 2006 Credit Agreement requires us to pay interest at least every 90 days, or sooner if our interest lock-in period is less than 90 days, which increased the amount of cash interest paid during the fiscal quarter ended June 30, 2007, a $6.7 million increase in trade receivables (primarily as a result of the increase in our advertising revenues), a $4.3 million decrease in accrued expenses and other liabilities, a $1.4 million increase in prepaid expenses and other current assets, a $1.4 million decrease in accounts payable and a $1.0 million decrease in deferred revenues. These items were partially offset by $5.4 million of non-cash expenses (excluding amortization of deferred rack costs) and a $1.5 million net decrease in deferred rack costs. During the fiscal quarter ended June 30, 2006, net cash used in operating activities was primarily attributable to a $27.5 million net loss, a $2.7 million decrease in accounts payable, a $4.5 million decrease in accrued expenses and other current liabilities and a $2.7 million decrease in accrued interest. These items were partially offset by $11.6 million of non-cash expenses (excluding amortization and write-off of deferred rack costs), a net decrease in deferred rack costs of $5.7 million, and a $9.5 million decrease in inventory (resulting from our efforts to more efficiently manage our inventory levels).

Net cash used in investing activities was $0.4 million for the fiscal quarter ended June 30, 2007 as compared to $0.9 million for the fiscal quarter ended June 30, 2006. Net cash used in investing activities for the fiscal quarter ended June 30, 2007 was primarily attributable to $0.5 million for purchases of property and equipment and $0.3 million related to the investment in Mr. Olympia, LLC partially offset by $0.4 million related to proceeds from the sale of fixed assets. The uses of cash for investing activities for the fiscal quarter ended June 30, 2006 were primarily attributable to $0.6 million for purchases of property and equipment and $0.3 million related to the investment in Mr. Olympia, LLC partially offset by $0.1 million related to proceeds from the sale of an investment.

Net cash used in financing activities was $0.9 million for the fiscal quarter ended June 30, 2007, as compared to $1.3 million for the fiscal quarter ended June 30, 2006. Net cash used in financing activities for the fiscal quarter ended June 30, 2007 consisted of payments of $0.9 million related to deferred debt costs. Net cash used in financing activities for the fiscal quarter ended June 30, 2006 primarily consisted of repayments of $40.0 million on the revolving credit facility and $1.3 million relating to the payment of deferred debt costs partially offset by borrowings of $40.0 million on the revolving credit facility.

Credit Agreement and Subordinated Indebtedness

On January 30, 2006, we entered into the 2006 Credit Agreement, replacing the then existing Amended and Restated Credit Agreement dated as of January 23, 2003 (the “2003 Credit Agreement”).

The 2006 Credit Agreement allows for revolving loans, term loans, swingline loans and letters of credit in an aggregate principal amount of up to $510.0 million. We have the option to pay interest at the JP Morgan Chase Bank N.A. (“JP Morgan”) prime rate plus 2.25% or at the London interbank offering rate (“LIBOR”) plus 3.25%. As of June 30, 2007, all of our borrowings were based on LIBOR. Our effective weighted-average interest rate on our term loan and revolving credit facility during the fiscal quarter ended June 30, 2007 was 8.6%. The 2006 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2006 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying cash dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. The Company has obtained a number of waivers and amendments to the 2006 Credit Agreement since January 30, 2006. As of June 30, 2007, the Company was in compliance with these covenants, as so amended. Although there can be no assurances, the Company anticipates that, based on current projections, its operating results for the remainder of fiscal year 2008 will be sufficient to satisfy the financial covenants, as amended, under the 2006 Credit Agreement.

The indebtedness under the 2006 Credit Agreement is secured by substantially all of the parent company’s assets and the assets of its domestic subsidiaries. In addition, the Company’s obligations are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, substantially all of its existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of its subsequently acquired or organized subsidiaries.

We are required to meet specified leverage ratios as of September 30, 2007 and 2008 relating to our Notes.

If we fail to meet the specified leverage ratio of 8:1 as of September 30, 2007, we will be required to make one of three elections which are as follows: (1) issue an additional $20.0 million of senior subordinated notes to the existing holders of the Notes, or (2) issue a cash payment of $20.0 million to the holders of the Notes or (3) issue equity or receive a cash equity contribution in such amount as will result in net proceeds to the Company of no less than $40.0 million or in such lesser amount sufficient to permit us to achieve the specified leverage ratio (after giving pro forma effect to the reduction of indebtedness that shall be effected with such proceeds). We anticipate that we will not meet the specified leverage test. If this occurs, we expect to issue $20.0 million of senior subordinated notes to the existing holders of the Notes.

If we fail to meet the specified leverage ratio of 7.25:1 as of September 30, 2008, we will be required to make one of three elections which are as follows: (1) issue an additional $35.0 million of senior subordinated notes to the existing holders of the Notes, or (2) issue a cash payment of $20.0 million to the holders of the Notes or (3) issue equity or receive a cash equity contribution in such amount as will result in net proceeds to the Company of no less than $50.0 million or in such lesser amount sufficient to permit us to achieve the specified leverage ratio (after giving pro forma effect to the reduction of indebtedness that shall be effected with such proceeds).

For a description of the amendment and waiver agreement entered into by the Company subsequent to March 31, 2007 with respect to, and affecting, the 2006 Credit Agreement, see Note 6, “Credit Agreement,” in the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

For a description of the waiver and consent agreement entered into by the Company subsequent to March 31, 2007 with respect to, and affecting, the Notes, see Note 7, “Senior Subordinated Indebtedness,” in the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

The Notes are unconditionally guaranteed, on a senior subordinated basis, by substantially all of our domestic subsidiaries. The indentures under which the Notes were issued require that each domestic subsidiary that will be organized in the future by us, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the Notes on a senior subordinated basis. Subordinated note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. Subordinated note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the 2006 Credit Agreement, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the 2006 Credit Agreement. Furthermore, the indentures permit note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. See Note 12, “Supplemental Condensed Consolidating Financial Information,” in the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

Contractual Obligations

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (“FIN 48”), on April 1, 2007. As a result of the implementation of FIN 48 we have recorded $3.7 million as a current liability.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the fiscal quarter ended June 30, 2007, there were no significant changes related to the Company’s market risk exposure since March 31, 2007.

Item 4.	Controls and Procedures

Pursuant to Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that a material weakness existed in our internal control over financial reporting as of March 31, 2005. It was determined that the material weakness in internal control over financial reporting as of March 31, 2005 related to the fact that we lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements to resolve non-routine or complex accounting matters. This material weakness continued to exist as of June 30, 2007.

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

Based on further evaluations performed by management with assistance from its consultants, and based on information obtained in connection with the audit committee’s inquiry, management identified additional deficiencies related to the internal control system, including deficiencies in the controls related to the Company’s monthly financial close and financial reporting processes and accounting systems. Specifically, the deficiencies resulted from the absence of the following controls: (i) oversight of accounting and financial reporting personnel; (ii) certain key reconciliation controls; (iii) controls over the appropriate application of generally accepted accounting principles including accounting for income taxes; (iv) review procedures; (v) controls over the ability of financial management to override financial reporting and accounting systems; (vi) controls over information technology system development, program changes, system access and end-user computing; and (vii) an effective control environment. Management evaluated the impact of the deficiencies and has concluded that each of the control deficiencies described above represents a material weakness as of June 30, 2007.

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

The Company also has taken steps to improve its financial close process and financial reporting system including the: (i) preparation and review of key and certain other reconciliations, (ii) development of proper accounting policies and procedures to ensure compliance with generally accepted accounting principles, (iii) implementation of appropriate review procedures related to the work product provided by members of the accounting department; and (iv) implementation of certain initiatives to improve our processes and controls around our financial systems. These improvements are not yet sufficiently effective and, based on the evaluation thereof by our Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not operating effectively. As of June 30, 2007, therefore, our disclosure controls and procedures were not effective.

On August 20, 2007, the audit committee of the board of directors of the Company concluded that the Company’s previously issued financial statements for fiscal year 2006 and the subsequent three quarters should no longer be relied upon because of the omission of certain footnote disclosure. See Note 12, “Supplemental Condensed Consolidating Financial Information,” in the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

In light of the material weaknesses described above, the Company performed additional procedures to ensure that its Unaudited Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management has concluded that the Company’s Unaudited Condensed Consolidated Financial Statements for the periods covered in this Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles.

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

There have been no material changes to the Company’s risk factors, as previously disclosed in the Company’s March 31, 2007 10-K in response to Item 1A thereof, during the fiscal quarter ended June 30, 2007.

Item 6. Exhibits

Exhibit 31.1 Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2 Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32 Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDIA OPERATIONS, INC. Registrant

Date: October 1, 2007

/s/ DAVID J. PECKER
David J. Pecker Chief Executive Officer (principal executive officer)

Date: October 1, 2007

/s/ JOHN F. CRAVEN
John F. Craven Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit Number	Description
Exhibit 31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.