Form 10-Q
period 2007-09-30
AMERICAN MEDIA OPERATIONS INC
filed 2007-11-14
CIK 853927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of October 31, 2007, there were 7,507.6 shares of common stock outstanding.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 30, 2007

Page(s)
CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2007 and as of September 30, 2007	4

Unaudited Condensed Consolidated Statements of Loss for the Fiscal Quarter and Two Fiscal Quarters Ended September 30, 2006 and September 30, 2007	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Two Fiscal Quarters Ended September 30, 2006 and September 30, 2007	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 6. Exhibits	33

Signatures	34

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS

THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER

FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (this “Form 10-Q”) to the “Company” or “us,” “we” or “our” are to American Media Operations, Inc. and its subsidiaries. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this Form 10-Q are advised that this Form 10-Q contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, capital expenditures, capital structure and other financial items, (ii) statements regarding our plans and objectives, including planned introductions of new publications or other products, or estimates or predictions of actions by customers, advertisers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) outcomes of contingencies such as legal or any regulatory proceedings, and (v) statements of assumptions underlying other statements and statements about our business.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2007	September 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,414	$54,514
Trade receivables, net of allowance for doubtful accounts of $5,909 and $6,749, respectively	48,502	54,443
Inventories	23,525	24,164
Prepaid expenses and other current assets	14,737	16,522

Total current assets	147,178	149,643

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	1,724	1,719
Furniture, fixtures and equipment	41,474	42,279
Less – accumulated depreciation	(36,292)	(38,508)

Total property and equipment, net	6,906	5,490

OTHER ASSETS:
Deferred debt costs, net	23,886	19,383
Deferred rack costs, net	11,838	9,383
Other long-term assets	2,608	2,758

Total other assets	38,332	31,524

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	387,463	387,463
Other identified intangibles, net of accumulated amortization of $143,651 and $147,930, respectively	399,404	395,125

Total goodwill and other identified intangible assets	786,867	782,588

TOTAL ASSETS	$979,283	$969,245

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Term loan	$—	$2,250
Accounts payable	33,189	31,935
Accrued expenses and other liabilities	57,418	53,159
Accrued interest	31,736	24,547
Deferred revenues	42,619	41,448

Total current liabilities	164,962	153,339

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	510,000	507,750
Senior subordinated notes, including bond premium	550,217	550,165
Senior subordinated notes to be issued	—	17,291
Deferred income taxes	86,521	91,725
Management fee payable	2,000	4,000

Total liabilities	1,313,700	1,324,270

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDER’S DEFICIT:
Common stock, $.20 par value; 10,000 shares authorized; 7,508 shares issued and outstanding	2	2
Additional paid-in capital	281,671	281,671
Accumulated deficit	(616,258)	(636,881)
Accumulated other comprehensive income	168	183

Total stockholder’s deficit	(334,417)	(355,025)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$979,283	$969,245

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in thousands)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
OPERATING REVENUES:
Circulation	$73,148	$70,742	$138,465	$137,099
Advertising	44,163	50,383	85,854	96,886
Other	7,519	10,789	14,983	19,061

Total operating revenues	124,830	131,914	239,302	253,046

OPERATING EXPENSES:
Editorial	13,836	12,959	27,392	25,598
Production	37,646	36,427	75,404	71,773
Distribution, circulation and other cost of sales	21,760	22,200	44,645	42,838
Selling, general and administrative	25,552	25,759	57,169	48,683
Depreciation and amortization	3,797	3,211	7,812	6,500

Total operating expenses	102,591	100,556	212,422	195,392

OPERATING INCOME	22,239	31,358	26,880	57,654

OTHER INCOME (EXPENSE):
Interest expense	(23,665)	(24,818)	(48,006)	(49,509)
Senior subordinated notes to be issued	—	(17,291)	—	(17,291)
Amortization of deferred debt costs	(1,854)	(2,759)	(3,397)	(5,445)
Other income, net	198	203	527	837

Total other expense	(25,321)	(44,665)	(50,876)	(71,408)

LOSS BEFORE PROVISION FOR INCOME TAXES AND LOSS FROM DISCONTINUED OPERATIONS	(3,082)	(13,307)	(23,996)	(13,754)

PROVISION FOR INCOME TAXES	759	3,876	5,654	3,368

LOSS FROM CONTINUING OPERATIONS	(3,841)	(17,183)	(29,650)	(17,122)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(498)	(572)	(2,161)	(756)

NET LOSS	$(4,339)	$(17,755)	$(31,811)	$(17,878)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Two Fiscal Quarters Ended
	September 30, 2006	September 30, 2007
Cash Flows from Operating Activities:
Net loss	$(31,811)	$(17,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	3,413	2,221
Amortization of other identified intangibles	4,503	4,279
Senior subordinated notes to be issued	—	17,291
Provision for bad debts	1,513	762
Amortization of deferred debt costs	3,397	5,445
Amortization of deferred rack costs	9,812	6,466
Write-off of deferred rack costs and property and equipment	1,144	195
Provision for excess and obsolete inventory	—	211
Deferred income tax provision	5,331	2,884
Other	(148)	(523)
Decrease (increase) in operating assets:
Trade receivables	(5,120)	(6,703)
Inventories	12,937	(850)
Prepaid expenses and other current assets	1,166	(1,785)
Deferred rack costs	(3,205)	(4,206)
Other long-term assets	(136)	(150)
Increase (decrease) in operating liabilities:
Accounts payable	(6,964)	(1,254)
Accrued expenses and other liabilities	(12,758)	(4,393)
Accrued interest	(4,077)	(7,189)
Deferred revenues	(485)	(1,171)
Management fee payable	2,000	2,000

Total adjustments	12,323	13,530

Net cash used in operating activities	(19,488)	(4,348)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,662)	(805)
Proceeds from sale of assets	198	389
Investment in Mr. Olympia, LLC	(300)	(300)

Net cash used in investing activities	(1,764)	(716)

Cash Flows from Financing Activities:
Proceeds from revolving credit facility borrowings	68,000	—
Revolving credit facility principal repayments	(40,000)	—
Payment of deferred debt costs	(3,975)	(942)

Net cash provided by (used in) financing activities	24,025	(942)

Effect of exchange rate changes on cash	154	106

Net Increase (Decrease) in Cash and Cash Equivalents	2,927	(5,900)
Cash and Cash Equivalents, Beginning of Period	19,591	60,414

Cash and Cash Equivalents, End of Period	$22,518	$54,514

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2007 included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “March 31, 2007 10-K”), including the summary of significant accounting policies set forth in Note 1 thereof. The operating results for the fiscal quarter and two fiscal quarters ended September 30, 2007 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

(2)	Comprehensive Loss

The change in the components of other comprehensive loss is comprised of foreign currency translation adjustments and is reported as follows (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
Net loss	$(4,339)	$(17,755)	$(31,811)	$(17,878)
Foreign currency translation adjustments, net of tax	67	(10)	109	15

Comprehensive loss	$(4,272)	$(17,765)	$(31,702)	$(17,863)

(3)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. During the fiscal quarter and two fiscal quarters ended September 30, 2007, the Company wrote down approximately $0.1 million and $0.2 million of inventory, respectively. This write down is included in production expense in the accompanying Unaudited Condensed Consolidated Statements of Loss. The Company did not write down any inventory during the fiscal quarter and two fiscal quarters ended September 30, 2006.

Inventories are comprised of the following (in thousands):

	March 31, 2007	September 30, 2007
Raw materials – paper	$16,867	$18,768
Finished product — paper, production and distribution costs of future issues	6,658	5,396

Total inventory	$23,525	$24,164

(4)	Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

	March 31, 2007						September 30, 2007
	Carrying Amount			Fair Value			Carrying Amount			Fair Value
Term loan	$450,000			$450,000			$450,000			$450,000
Revolving credit facility	60,000			60,000			60,000			60,000
Subordinated indebtedness	550,000	(a	)	515,125	(a	)	550,000	(a	)	475,500	(a	)

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (“FIN 48”), on April 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2.7 million increase to the April 1, 2007 balance of accumulated deficit, net of the valuation allowance impact. The cumulative effect of the change in accumulated deficit resulted in a $0.3 million increase in accrued expenses and other liabilities and a $2.4 million reduction of a deferred tax asset previously recognized and included in deferred income taxes. The total amount of unrecognized tax benefits as of April 1, 2007 was $10.2 million. Approximately $5.2 million of this amount would, if recognized, have an effect on the effective income tax rate. In addition to the unrecognized tax benefits, the Company had $1.2 million of interest and penalties accrued as of April 1, 2007.

During the two fiscal quarters ended September 30, 2007, the Company’s liability for unrecognized tax benefits decreased by $0.1 million, primarily attributable to a decrease of $0.2 million due to the settlement of a Michigan audit, partially offset by an increase of $0.1 million of interest that was accrued in the first two quarters of fiscal year 2008. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2007, the Company’s FIN 48 liabilities were $3.6 million.

The Company has identified its “major” tax jurisdictions to include the federal government, and the states of California, Florida and New York. The only periods subject to examination for the Company’s federal return are the fiscal years ended 2003, 2005, 2006, and 2007 tax years. The audit of the tax year 2004 has been completed without adjustment, but is still pending review by the Joint Committee on Taxation. The periods subject to examination for the Company's major states are the fiscal years ended 2003-2007.

It is reasonably possible that the unrecognized tax benefits could significantly decrease within the next twelve months upon settlement of federal, state, and local tax matters. Until formal resolutions are reached between the Company and tax authorities, the determination of a possible range with respect to the impact on unrecognized tax benefits is not practicable.

(6)	Credit Agreement

The Company’s bank credit agreement (as amended, “the 2006 Credit Agreement”) includes a $60.0 million revolving credit facility and a $450.0 million term loan commitment, which were both fully drawn as of September 30, 2007. The Company has the option to pay interest at the JP Morgan Chase Bank N.A. (“JP Morgan”) prime rate plus 2.25% or at the London interbank offering rate (“LIBOR”) plus 3.25%. As of September 30, 2007, all of the Company’s borrowings were based on LIBOR. The Company’s effective weighted-average interest rate on its term loan and its revolving credit facility during the fiscal quarter and two fiscal quarters ended September 30, 2007 was 8.7% and 8.6%, respectively. The Company’s revolving credit commitment matures in January 2012 and the Company’s term loan matures in January 2013 but both will mature on February 1, 2009 if the Company does not refinance its outstanding 10.25% senior subordinated notes due 2009 (the “2009 Notes”) on or prior to February 1, 2009. In addition, the revolving credit commitment and the term loan under the 2006 Credit Agreement both will mature on October 15, 2010 if the Company does not refinance its outstanding 8.875% senior subordinated notes due 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”) on or prior to October 15, 2010.

The 2006 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2006 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying cash dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. The April 2007 Waiver (as defined below) amended a provision of the 2006 Credit Agreement which restricts the giving of any consideration to or for the benefit of any holder of Notes for any amendment, modification or waiver relating to a financial reporting violation, among other things, to reduce the requirement that the Company maintain a minimum amount of liquidity such that the provision now requires that the Company’s cash and cash equivalents and unused availability under the 2006 Credit Agreement are at least $25.0 million. Although there can be no assurances, the Company anticipates that, based on current projections, its operating results for the remainder of fiscal year 2008 will be sufficient to satisfy the financial covenants, as amended, under the 2006 Credit Agreement.

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

The Company has obtained a number of waivers and amendments to the 2006 Credit Agreement since January 30, 2006. On April 16, 2007, the Company entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “April 2007 Waiver”). The April 2007 Waiver provided, among other things, for extensions of the applicable deadlines for delivery of certain of the Company’s financial statements. These financial statements were delivered in accordance with the deadlines required by the April 2007 Waiver. Pursuant to the April 2007 Waiver, the Company paid an amendment fee in cash to lenders who approved the April 2007 Waiver equal to $0.50 per $1,000 in principal amount of the outstanding and available credit facilities of such lenders resulting in an aggregate payment of $0.3 million.

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

The Company failed to meet the specified leverage ratio of 8:1 as of September 30, 2007, as required by the March 2006 Supplemental Indentures, and the Company expects to elect to issue a total of $20.0 million of 2009 Notes and 2011 Notes to the existing holders of the Notes. As of September 30, 2007, the Company recorded a liability at a fair market value of $17.3 million included in senior subordinated notes to be issued, net of discount, in the accompanying Unaudited Condensed Consolidated Balance Sheets and a related expense of $17.3 million included in senior subordinated notes to be issued in the accompanying Unaudited Condensed Consolidated Statements of Loss.

If the Company fails to meet the specified leverage ratio of 7.25:1 as of September 30, 2008, it will be required to make one of three elections which are as follows: (1) issue an additional $35.0 million of senior subordinated notes to the existing holders of the Notes, or (2) make a cash payment of $20.0 million to the holders of the Notes, or (3) issue equity or receive a cash equity contribution in such amount as will result in net proceeds to the Company of no less than $50.0 million or in such lesser amount sufficient to permit the Company to achieve the specified leverage ratio (after giving pro forma effect to the reduction of indebtedness that shall be effected with such proceeds).

On May 15, 2007, the Company entered into Consent Agreements with holders of a majority of the outstanding principal amount of the 2009 Notes and holders of a majority of the outstanding principal amount of the 2011 Notes (collectively, the “May 2007 Subordinated Debt Consent Agreements”). Pursuant to these agreements, the Company paid in cash $1.25 per $1,000 in principal amount of Notes to each holder of Notes, for an aggregate payment to all Note holders of $0.7 million. In addition, the Company entered into supplemental indentures under the indentures pursuant to which the Notes were issued (the “May 2007 Supplemental Indentures”). The May 2007 Supplemental Indentures provided, among other things, for extensions of the applicable deadlines by which the Company was required under such indentures to file with the SEC and provide the trustee and holders of the Notes its filings under the Securities and Exchange Act of 1934 (the “1934 Act filings”). The 1934 Act filings were filed in accordance with the deadlines required by the May 2007 Supplemental Indentures.

(8)	Restructuring Activities

On April 4, 2006, the board of directors of the Company committed to a plan (the “Plan”) to restructure certain of its operations. The Plan was adopted to improve the Company’s profitability and future net cash flows, and includes actions that the Company has taken and intends to take, including: discontinuing the publication of Celebrity Living Weekly, MPH and Shape En Espanol, the relocation of the operations associated with National Enquirer from New York City back to Boca Raton, Florida, centralizing certain operations, and reducing certain other operating, general and administrative expenses. The Company’s relocation plan involved the termination of approximately 50 employees. This activity resulted in a charge of $2.3 million for termination benefits, $0.1 million for costs associated with the relocation of employees, $0.6 million for facility closures and $0.9 million for deferred rack cost write-offs. $2.8 million of these charges was included in selling, general and administrative expense and $1.1 million of these charges was included in loss from discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Loss for the two fiscal quarters ended September 30, 2006. In addition, these restructuring charges were primarily incurred in the Tabloid Publications (formerly known as “Newspaper Publications”) and Corporate/Other reporting segments. Through September 30, 2007, the Company has paid termination benefits of $2.3 million, $0.1 million for relocation costs and $0.4 million for costs associated with facility closures. The Company no longer has an accrual at September 30, 2007 associated with this action. The Company has completed this restructuring plan.

The following table sets forth the detail and activity in the restructuring expense accrual related to this activity during the two fiscal quarters ended September 30, 2007 (in thousands):

2007 Restructuring	Balances March 31, 2007	Fiscal Year 2008 Reversal of Accrual	Fiscal Year 2008 Cash Payments	Balances September 30, 2007
Accrued liabilities:
Severance	$43	$(7)	$(36)	$—
Relocation	9	(9)	—	—
Facility Closures	29	(27)	(2)	—

	$81	$(43)	$(38)	$—

On June 14, 2006, the Company announced that it was implementing a strategy to refocus the Company and devote its full resources to growing its core brands. As part of this strategy, the Company announced that it would explore the sale of its five market leading special interest titles: Muscle & Fitness, Flex, Muscle & Fitness Hers, Country Weekly, and Mira!. These publications collectively represented total revenues and operating income of $42.9 million and $14.5 million, respectively, for the two fiscal quarters ended September 30, 2007. As a result of the restatement of the Company’s financial statements for the fiscal year ended March 31, 2005 and the fiscal quarters ended June 30, 2005 and September 30, 2005 (the “Restatement”), the implementation of this strategy was delayed.

As part of re-examining the implementation of this strategy after the completion of the Restatement, the board of directors of the Company decided to explore a full range of strategic alternatives, including the raising of capital, the refinancing of the Company’s existing debt or other transactions that could materially change the Company’s capital structure, in addition to the potential sale of the special interest titles mentioned above. There can be no assurance that the exploration of these strategic alternatives will result in a transaction. The Company does not intend to disclose developments with respect to the exploration of strategic alternatives unless and until the Company’s board has approved a specific transaction.

(9)	Discontinued Operations

In order to improve the Company’s profitability and future net cash flows, in April 2006, the Company discontinued the Celebrity Living Weekly, MPH and Shape En Espanol publications in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). During the fourth quarter of fiscal year 2007, the Company discontinued the publication of Looking Good Now. The Company discontinued the publication of Weekly World News effective with the August 27, 2007 issue. The discontinuance of Weekly World News resulted in total charges of $0.3 million in the fiscal quarter and two fiscal quarters ended September 30, 2007. These charges consisted of $0.2 million related to the write-off of deferred rack costs and $0.1 million related to the termination of a consultant contract and employee termination benefits. Operating results of these publications have been classified as discontinued operations for all periods presented. These publications were previously included in the Corporate/Other segment.

The following table sets forth total operating revenues, pre-tax loss from discontinued operations, income taxes and loss from discontinued operations for the fiscal quarter and two fiscal quarters ended September 30, 2006 and 2007, respectively (in thousands):

	Fiscal Quarter Ended September 30,		Two Fiscal Quarters Ended September 30,
	2006	2007	2006	2007
Total operating revenues	$1,338	$238	$4,129	$880

Pre-tax loss from discontinued operations	$(498)	$(572)	$(2,161)	$(756)
Provision for income taxes	—	—	—	—

Loss from discontinued operations	$(498)	$(572)	$(2,161)	$(756)

(10)	Litigation

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

The Company has aggregated its business into five reporting segments: Celebrity Publications, Tabloid Publications (the Company changed the name of the segment from “Newspaper Publications” commencing with the fiscal quarter ended June 30, 2007), Women’s Health and Fitness Publications, Distribution Services and Corporate/Other. The aggregation of the Company’s business is based upon the Company’s publications having the following similarities: economic characteristics including gross margins, types of products and services, types of production processes, type or class of customer, and method of distribution, as required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”).

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

The Corporate/Other segment aggregation includes the following publications: Muscle & Fitness, Men’s Fitness, Muscle & Fitness Hers, Flex, Natural Health, Sun, and Mira!. In addition, the Corporate/Other segment also includes ancillary sales and corporate overhead. Ancillary sales primarily relate to licensing, syndication, new media and product merchandise sales. Corporate expenses not allocated to other segments include production and circulation department costs, and support departments such as information technology, accounting, legal, human resources and administration. While most of the publications aggregated in the Corporate/Other segment have certain similar economic characteristics and also similar products and services, production process, type or class of customer, and method of distribution as some of the other publications which are aggregated into the other reporting segments (Celebrity Publications, Tabloid Publications and Women’s Health and Fitness Publications), their gross margins are dissimilar with such other publications. Accordingly, the Company has aggregated those publications into the Corporate/Other reporting segment.

The Company’s accounting policies are the same for all reportable segments.

Segment Data

The following table presents the results of and assets employed in the Company’s five reporting segments for the fiscal quarter and two fiscal quarters ended September 30, 2006 and 2007, respectively. The information includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany advertising and other services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation. The results of operations exclude the results of our discontinued operations for all periods presented. See Note 9, “Discontinued Operations,” for a discussion regarding discontinued operations.

		Segment (in thousands)					(in thousands)
		Celebrity Publications	Tabloid Publications	Women’s Health and Fitness Publications	Distribution Services	Corporate/ Other (1)	Elimination Entries		Consolidated Total
Operating revenues
Quarter ended September 30,	2006	$35,341	$37,424	$20,349	$7,782	$26,317	$(2,383	) (2)	$124,830
	2007	$33,375	$36,908	$25,489	$8,145	$30,357	$(2,360	) (2)	$131,914
Two Quarters ended September 30,	2006	$64,135	$72,036	$41,081	$15,101	$51,543	$(4,594	) (2)	$239,302
	2007	$65,083	$71,591	$47,845	$15,884	$57,124	$(4,481	) (2)	$253,046

Operating income (loss)
Quarter ended September 30,	2006	$8,861	$17,456	$7,207	$2,265	$(13,550)	$—		$22,239
	2007	$9,970	$18,325	$10,067	$2,036	$(9,040)	$—		$31,358
Two Quarters ended September 30,	2006	$9,673	$30,313	$15,181	$3,755	$(32,042)	$—		$26,880
	2007	$18,359	$34,192	$19,083	$3,806	$(17,786)	$—		$57,654

Depreciation and amortization
Quarter ended September 30,	2006	$492	$658	$—	$86	$2,561	$—		$3,797
	2007	$490	$658	$—	$7	$2,056	$—		$3,211
Two Quarters ended September 30,	2006	$984	$1,315	$—	$176	$5,337	$—		$7,812
	2007	$984	$1,315	$—	$16	$4,185	$—		$6,500

Amortization of deferred rack costs
Quarter ended September 30,	2006	$1,312	$1,612	$132	$—	$1,416	$—		$4,472
	2007	$513	$1,163	$187	$—	$977	$—		$2,840
Two Quarters ended September 30,	2006	$2,327	$3,710	$258	$—	$2,887	$—		$9,182
	2007	$1,329	$2,585	$383	$—	$1,974	$—		$6,271

Total Assets
At March 31, 2007		$189,577	$336,476	$100,706	$21,654	$330,870	$—		$979,283
At September 30, 2007		$190,154	$336,696	$104,654	$18,433	$319,308	$—		$969,245

(1)	Income tax expense of $0.8 million and $3.9 million, interest expense of $23.7 million and $24.8 million, other expense related to senior subordinated notes to be issued of $0 and $17.3 million, and amortization of deferred debt costs of $1.9 million and $2.8 million for the quarter ended September 30, 2006 and September 30, 2007, respectively, are included in the Corporate/Other segment. Income tax expense of $5.7 million and $3.4 million, interest expense of $48.0 million and $49.5 million, other expense related to senior subordinated notes to be issued of $0 and $17.3 million, and amortization of deferred debt costs of $3.4 million and $5.4 million for the two quarters ended September 30, 2006 and September 30, 2007, respectively, are included in the Corporate/Other segment.
(2)	Amount represents transactions with other operating segments of the Company.

(12)	Supplemental Condensed Consolidating Financial Information

Subsequent to the issuance of the Company’s fiscal year 2006 condensed consolidated financial statements for the quarter ended December 31, 2006, management determined that the disclosures in the Company’s previously issued consolidated financial statements concerning the guarantors to the senior subordinated debt were inappropriate and that the Company should have included supplemental condensed consolidating financial information in accordance with Rule 3-10(f) of Regulation S-X under the Securities Exchange Act of 1934 (“Exchange Act”). The information for the fiscal quarter and two fiscal quarters ended September 30, 2006 disclosed below, which had been previously omitted, has been included.

The following tables present condensed combined consolidating financial information of (a) the parent company, American Media Operations, Inc., as issuer of the Notes, (b) on a combined basis, the subsidiary guarantors of the Notes, and (c) on a combined basis, the subsidiaries that are not guarantors of the Notes. Separate financial statements of the subsidiary guarantors are not presented because each of the subsidiary guarantors is 100% owned by the parent company issuer, the guarantee by each subsidiary guarantor is full and unconditional and joint and several. As a result and in accordance with Rule 3-10(f) of Regulation S-X under the Exchange Act, the Company includes the following:

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$714	$50,680	$3,120	$—	$54,514
Trade receivables, net	—	52,130	2,313	—	54,443
Inventories	—	23,629	535	—	24,164
Prepaid expenses and other current assets	1,724	15,353	712	(1,267)	16,522

Total current assets	2,438	141,792	6,680	(1,267)	149,643

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	1,719	—	—	1,719
Furniture, fixtures and equipment	—	41,809	470	—	42,279
Less – accumulated depreciation	—	(38,100)	(408)	—	(38,508)

Total property and equipment, net	—	5,428	62	—	5,490

OTHER ASSETS:
Deferred debt costs, net	19,383	—	—	—	19,383
Deferred rack costs, net	—	9,383	—	—	9,383
Other long-term assets	—	2,748	10	—	2,758
Investment in subsidiaries	532,549	2,590	—	(535,139)	—

Total other assets	551,932	14,721	10	(535,139)	31,524

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	382,954	4,509	—	387,463
Other identified intangibles, net	6,000	389,125	—	—	395,125

Total goodwill and other identified intangible assets	6,000	772,079	4,509	—	782,588

TOTAL ASSETS	$560,370	$934,020	$11,261	$(536,406)	$969,245

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Term loan	$2,250	$—	$—	$—	$2,250
Accounts payable	—	30,805	1,130	—	31,935
Accrued expenses and other liabilities	7,184	45,521	454	—	53,159
Accrued interest	24,438	—	109	—	24,547
Deferred revenues	—	40,886	562	—	41,448

Total current liabilities	33,872	117,212	2,255	—	153,339

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	507,750	—	—	—	507,750
Senior subordinated notes, including bond premium	550,165	—	—	—	550,165
Senior subordinated notes to be issued	17,291	—	—	—	17,291
Deferred income taxes	—	93,067	(75)	(1,267)	91,725
Management fee payable	—	4,000	—	—	4,000
Due to (from) affiliates	(193,683)	187,192	6,491	—	—

Total liabilities	915,395	401,471	8,671	(1,267)	1,324,270

STOCKHOLDER’S EQUITY (DEFICIT):
Total stockholder’s equity (deficit)	(355,025)	532,549	2,590	(535,139)	(355,025)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$560,370	$934,020	$11,261	$(536,406)	$969,245

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$58,522	$1,892	$—	$60,414
Trade receivables, net	—	46,394	2,108	—	48,502
Inventories	—	22,870	655	—	23,525
Prepaid expenses and other current assets	—	15,637	407	(1,307)	14,737

Total current assets	—	143,423	5,062	(1,307)	147,178

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	1,724	—	—	1,724
Furniture, fixtures and equipment	—	41,030	444	—	41,474
Less – accumulated depreciation	—	(35,932)	(360)	—	(36,292)

Total property and equipment, net	—	6,822	84	—	6,906

OTHER ASSETS:
Deferred debt costs, net	23,886	—	—	—	23,886
Deferred rack costs, net	—	11,838	—	—	11,838
Other long-term assets	—	2,597	11	—	2,608
Investment in subsidiaries	499,561	1,708	—	(501,269)	—

Total other assets	523,447	16,143	11	(501,269)	38,332

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	382,953	4,510	—	387,463
Other identified intangibles, net	—	399,404	—	—	399,404

Total goodwill and other identified intangible assets	—	782,357	4,510	—	786,867

TOTAL ASSETS	$523,447	$948,745	$9,667	$(502,576)	$979,283

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$32,050	$1,139	$—	$33,189
Accrued expenses and other liabilities	—	55,879	1,539	—	57,418
Accrued interest	31,175	463	98	—	31,736
Deferred revenues	—	42,028	591	—	42,619

Total current liabilities	31,175	130,420	3,367	—	164,962

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	510,000	—	—	—	510,000
Senior subordinated notes, including bond premium	550,217	—	—	—	550,217
Deferred income taxes	—	87,749	79	(1,307)	86,521
Management fee payable	—	2,000	—	—	2,000
Due to (from) affiliates	(233,528)	229,015	4,513	—	—

Total liabilities	857,864	449,184	7,959	(1,307)	1,313,700

STOCKHOLDER’S EQUITY (DEFICIT):
Total stockholder’s equity (deficit)	(334,417)	499,561	1,708	(501,269)	(334,417)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$523,447	$948,745	$9,667	$(502,576)	$979,283

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$69,308	$1,434	$—	$70,742
Advertising	—	48,779	1,604	—	50,383
Other	2,862	7,631	296	—	10,789

Total operating revenues	2,862	125,718	3,334	—	131,914

OPERATING EXPENSES:
Editorial	—	12,687	272		12,959
Production	1,840	33,648	939		36,427
Distribution, circulation and other cost of sales	—	21,584	616		22,200
Selling, general and administrative	144	24,646	969		25,759
Depreciation and amortization	—	3,190	21		3,211

Total operating expenses	1,984	95,755	2,817	—	100,556

OPERATING INCOME	878	29,963	517	—	31,358

OTHER INCOME (EXPENSE):
Interest expense	(24,739)	(79)	—	—	(24,818)
Senior subordinated notes to be issued	(17,291)	—	—	—	(17,291)
Amortization of deferred debt costs	(2,759)		—	—	(2,759)
Other income (expense), net	(447)	611	39	—	203

Total other income (expense)	(45,236)	532	39	—	(44,665)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES AND LOSS FROM DISCONTINUED OPERATIONS	(44,358)	30,495	556	—	(13,307)

PROVISION (BENEFIT) FOR INCOME TAXES	(9,501)	13,209	168	—	3,876

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	17,102	388	—	(17,490)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(17,755)	17,674	388	(17,490)	(17,183)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(572)	—	—	(572)

NET INCOME (LOSS)	$(17,755)	$17,102	$388	$(17,490)	$(17,755)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE TWO FISCAL QUARTERS ENDED SEPTEMBER 30, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$134,121	$2,978	$—	$137,099
Advertising	—	93,401	3,485	—	96,886
Other	2,862	15,595	604	—	19,061

Total operating revenues	2,862	243,117	7,067	—	253,046

OPERATING EXPENSES:
Editorial	—	24,960	638		25,598
Production	1,840	67,995	1,938		71,773
Distribution, circulation and other cost of sales	—	41,654	1,184		42,838
Selling, general and administrative	144	46,543	1,996		48,683
Depreciation and amortization	—	6,461	39		6,500

Total operating expenses	1,984	187,613	5,795	—	195,392

OPERATING INCOME	878	55,504	1,272	—	57,654

OTHER INCOME (EXPENSE):
Interest expense	(49,326)	(183)	—	—	(49,509)
Senior subordinated notes to be issued	(17,291)	—	—	—	(17,291)
Amortization of deferred debt costs	(5,445)	—	—	—	(5,445)
Other income (expense), net	(447)	1,231	53	—	837

Total other income (expense)	(72,509)	1,048	53	—	(71,408)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES AND LOSS FROM DISCONTINUED OPERATIONS	(71,631)	56,552	1,325	—	(13,754)

PROVISION (BENEFIT) FOR INCOME TAXES	(16,342)	19,310	400	—	3,368

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	37,411	925	—	(38,336)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(17,878)	38,167	925	(38,336)	(17,122)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(756)	—	—	(756)

NET INCOME (LOSS)	$(17,878)	$37,411	$925	$(38,336)	$(17,878)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$71,849	$1,299	$—	$73,148
Advertising	—	42,818	1,345	—	44,163
Other	—	7,315	204	—	7,519

Total operating revenues	—	121,982	2,848	—	124,830

OPERATING EXPENSES:
Editorial	—	13,563	273	—	13,836
Production	—	36,749	897	—	37,646
Distribution, circulation and other cost of sales	—	21,311	449	—	21,760
Selling, general and administrative	—	24,726	826	—	25,552
Depreciation and amortization	—	3,777	20	—	3,797

Total operating expenses	—	100,126	2,465	—	102,591

OPERATING INCOME	—	21,856	383	—	22,239

OTHER INCOME (EXPENSE):
Interest expense	(23,625)	(40)	—	—	(23,665)
Senior subordinated notes to be issued	—	—	—	—	—
Amortization of deferred debt costs	(1,854)	—	—	—	(1,854)
Other income, net	—	180	18	—	198

Total other income (expense)	(25,479)	140	18	—	(25,321)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES AND LOSS FROM DISCONTINUED OPERATIONS	(25,479)	21,996	401	—	(3,082)

PROVISION (BENEFIT) FOR INCOME TAXES	(10,695)	11,334	120		759

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	10,445	281	—	(10,726)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,339)	10,943	281	(10,726)	(3,841)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(498)	—		(498)

NET INCOME (LOSS)	$(4,339)	$10,445	$281	$(10,726)	$(4,339)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE TWO FISCAL QUARTERS ENDED SEPTEMBER 30, 2006

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$135,893	$2,572	$—	$138,465
Advertising	—	83,027	2,827	—	85,854
Other	—	14,564	419	—	14,983

Total operating revenues	—	233,484	5,818	—	239,302

OPERATING EXPENSES:
Editorial	—	26,821	571	—	27,392
Production	—	73,541	1,863	—	75,404
Distribution, circulation and other cost of sales	—	43,720	925	—	44,645
Selling, general and administrative	—	55,298	1,871	—	57,169
Depreciation and amortization	—	7,772	40	—	7,812

Total operating expenses	—	207,152	5,270	—	212,422

OPERATING INCOME	—	26,332	548	—	26,880

OTHER INCOME (EXPENSE):
Interest expense	(47,926)	(80)	—	—	(48,006)
Senior subordinated notes to be issued	—	—	—	—	—
Amortization of deferred debt costs	(3,397)	—	—	—	(3,397)
Other income, net	—	495	32	—	527

Total other income (expense)	(51,323)	415	32	—	(50,876)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES AND LOSS FROM DISCONTINUED OPERATIONS	(51,323)	26,747	580	—	(23,996)

PROVISION (BENEFIT) FOR INCOME TAXES	(7,382)	12,861	175		5,654

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	12,130	405	—	(12,535)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(31,811)	14,291	405	(12,535)	(29,650)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(2,161)	—		(2,161)

NET INCOME (LOSS)	$(31,811)	$12,130	$405	$(12,535)	$(31,811)

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE TWO FISCAL QUARTERS ENDED SEPTEMBER 30, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(52,988)	$47,399	$1,241	$—	$(4,348)

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(686)	(119)	—	(805)
Proceeds from sale of assets	—	389	—	—	389
Investment in Mr. Olympia, LLC	(300)	—	—	—	(300)

Net cash used in investing activities	(300)	(297)	(119)	—	(716)

Cash Flows from Financing Activities:
Due to (from) affiliates	54,944	(54,944)	—	—	—
Payment of deferred debt costs	(942)	—	—	—	(942)

Net cash provided by (used in) financing activities	54,002	(54,944)	—	—	(942)

Effect of exchange rate changes on cash	—	—	106	—	106

Net Increase (Decrease) in Cash and Cash Equivalents	714	(7,842)	1,228	—	(5,900)
Cash and Cash Equivalents, Beginning of Period	—	58,522	1,892	—	60,414

Cash and Cash Equivalents, End of Period	$714	$50,680	$3,120	$—	$54,514

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE TWO FISCAL QUARTERS ENDED SEPTEMBER 30, 2006

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(51,601)	$31,826	$287	$—	$(19,488)

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(1,548)	(114)	—	(1,662)
Proceeds from sale of assets	—	198	—	—	198
Investment in Mr. Olympia, LLC	—	(300)	—	—	(300)

Net cash used in investing activities	—	(1,650)	(114)	—	(1,764)

Cash Flows from Financing Activities:
Proceeds from revolving credit facility borrowings	68,000	—	—	—	68,000
Term loan and revolving credit facility principal repayments	(40,000)	—	—	—	(40,000)
Due to (from) affiliates	27,576	(27,576)	—	—	—
Payment of deferred debt costs	(3,975)	—	—	—	(3,975)

Net cash provided by (used in) financing activities	51,601	(27,576)	—	—	24,025

Effect of exchange rate changes on cash	—	—	154	—	154

Net Increase in Cash and Cash Equivalents	—	2,600	327	—	2,927
Cash and Cash Equivalents, Beginning of Period	—	17,279	2,312	—	19,591

Cash and Cash Equivalents, End of Period	$—	$19,879	$2,639	$—	$22,518

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is a discussion of our financial condition and results of operations for the fiscal quarter and two fiscal quarters ended September 30, 2007. This discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the Notes thereto. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes the results of our discontinued operations for the fiscal quarter and two fiscal quarters ended September 30, 2007 and 2006, respectively. See Note 9, “Discontinued Operations,” in the Notes to Unaudited Condensed Consolidated Financial Statements included herein for a discussion regarding discontinued operations.

Executive Summary

We are a leading publisher in the field of celebrity journalism and health and fitness magazines. Our publications include Star, Shape, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Muscle & Fitness Hers, Flex, National Enquirer, Globe, Country Weekly, Mira!, Sun, National Examiner, and other publications. Our magazines comprise approximately 22% of total U.S. and Canadian circulation for audited weekly publications. For the two fiscal quarters ended September 30, 2007, total average newsstand and subscription circulation per issue for all of our publications that are currently published and have a frequency of six or more times per year is approximately 8.0 million copies.

For the two fiscal quarters ended September 30, 2007 and 2006, approximately 54% and 58%, respectively, of our total operating revenues were from circulation. Single copy sales accounted for approximately 83% and 84% of such circulation revenues in the two fiscal quarters ended September 30, 2007 and 2006, respectively, and the remainder was from subscription sales.

Our advertising revenues are generated by national advertisers, including sports nutrition products, automotive, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, fashion and direct response. For the two fiscal quarters ended September 30, 2007 and 2006, approximately 38% and 36%, respectively, of our total operating revenues were from advertising.

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

Following the announcement on February 8, 2006 by the Company that its previously issued financial statements included or otherwise summarized in its Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and its Quarterly Reports on Form 10-Q for each of the quarters ended June 30, 2005 and September 30, 2005 should no longer be relied upon, we have obtained amendments and waivers of certain provisions of our credit agreement and have successfully completed consent solicitations pursuant to which holders of a majority in principal amount of each series of our senior subordinated notes agreed to waive defaults under our indentures as a result of our failure to comply with our reporting obligations under the indentures. In addition, our credit ratings have been downgraded and we have implemented cost savings initiatives and revenue enhancement opportunities (“Management Action Plan”) during the quarter ended March 31, 2007 that are expected to result in $19.0 million to $20.0 million of cost savings and $17.0 million to $18.0 million of revenue enhancements during fiscal year 2008. Cost savings include the rationalization of unprofitable subscriptions, production savings and headcount reductions. Revenue enhancements include cover price increases on selected titles other than Star and advertising rate increases in our Tabloid, Women’s Health and Fitness and Celebrity Publications other than Star. As of September 30, 2007, we believe that a majority of the above-mentioned cost savings initiatives and approximately $12.0 million of the revenue enhancement opportunities are on track to be achieved during fiscal year 2008. We may not ultimately be able to realize some of these initiatives.

On April 4, 2006, our board of directors committed to a plan (the “Plan”) to restructure certain of our operations. The Plan was adopted to improve our profitability and future net cash flows, and includes: discontinuing the publication of Celebrity Living Weekly, MPH and Shape En Espanol, the relocation of the operations associated with National Enquirer from New York City back to Boca Raton, Florida, centralizing certain operations, and reducing certain other operating, general and administrative expenses. The Company’s relocation plan involved the termination of approximately 50 employees. This activity resulted in a charge of $3.9 million for the fiscal quarter ended June 30, 2006, which included $2.3 million for termination benefits, $0.1 million for costs associated with the relocation of employees, $0.6 million for facility closures and $0.9 million for deferred rack cost write-offs. During the fourth quarter of fiscal year 2007, we discontinued the publication of Looking Good Now. We discontinued the publication of Weekly World News effective with the August 27, 2007 issue. The discontinuance of Weekly World News resulted in total charges of $0.3 million in the fiscal quarter and two fiscal quarters ended September 30, 2007. These charges consisted of $0.2 million related to the write-off of deferred rack costs and $0.1 million related to the termination of a consultant contract and employee termination benefits. The total loss from discontinued operations, net of taxes, was $0.8 million and $2.2 million for the two fiscal quarters ended September 30, 2007 and 2006, respectively. Operating results of these publications have been classified as discontinued operations for all periods presented. See Note 9, “Discontinued Operations,” for a discussion regarding discontinued operations.

RESULTS OF OPERATIONS

The following table presents our results of operations by segment for the periods indicated (in thousands).

	For the Fiscal Quarter Ended		For the Two Fiscal Quarters Ended
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
Operating Revenue
Celebrity Publications	$35,341	$33,375	$64,135	$65,083
Tabloid Publications	37,424	36,908	72,036	71,591
Women’s Health and Fitness Publications	20,349	25,489	41,081	47,845
Distribution Services	7,782	8,145	15,101	15,884
Corporate/Other	26,317	30,357	51,543	57,124
Intersegment Eliminations	(2,383)	(2,360)	(4,594)	(4,481)

Total Operating Revenue	$124,830	$131,914	$239,302	$253,046

Operating Income (Loss)
Celebrity Publications	$8,861	$9,970	$9,673	$18,359
Tabloid Publications	17,456	18,325	30,313	34,192
Women’s Health and Fitness Publications	7,207	10,067	15,181	19,083
Distribution Services	2,265	2,036	3,755	3,806
Corporate/Other	(13,550)	(9,040)	(32,042)	(17,786)

Total Operating Income	$22,239	$31,358	$26,880	$57,654

Comparison of Fiscal Quarter Ended September 30, 2007 vs. Fiscal Quarter Ended September 30, 2006

Operating Revenue

Total operating revenue was $131.9 million and $124.8 million for the fiscal quarters ended September 30, 2007 and 2006, respectively, representing an increase in revenue of $7.1 million, or 5.7%. This increase was primarily attributable to a $5.1 million increase in our Women’s Health and Fitness Publications, a $4.0 million increase in our Corporate/Other segment and a $0.4 million increase in net operating revenues relating to our Distribution Services. These items were partially offset by a $2.0 million decrease in our Celebrity Publications and a $0.5 million decrease in our Tabloid Publications.

Single copy revenue consists of copies distributed primarily by four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Tabloid Publications, Women’s Health and Fitness Publications and Corporate/Other segments. In the fiscal quarter ended September 30, 2007 one wholesaler accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 11.3% of our total operating revenue. In the fiscal quarter ended September 30, 2006, two wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 36% of our total operating revenue. Our operating results could be materially affected if one or more of these wholesalers stopped distributing our publications. We have service agreements with our wholesalers, which provide incentives to maintain certain levels of service. Three of these wholesaler service agreements require at least 120 days’ prior notice of termination, with terms expiring on December 31, 2007. The fourth wholesaler service agreement requires at least 60 days’ prior notice of termination, with a term expiring on December 31, 2007. The Company has not received or sent a notice of termination associated with these four wholesaler service agreements.

Operating Expense

Total operating expense was $100.6 million and $102.6 million for the fiscal quarters ended September 30, 2007 and 2006, respectively, representing a decrease of $2.0 million, or 2.0%. This decrease in operating expense is primarily due to a $1.7 million combined decrease in editorial and production expense and distribution, circulation and other cost of sales and a $0.6 million reduction in depreciation expense, primarily due to certain assets becoming fully depreciated.

The implementation of our Management Action Plan in the fourth quarter of fiscal year 2007 and the continuation of cost savings associated with the results of our restructuring plan implemented in the first quarter of fiscal year 2006 resulted in a $2.4 million combined decrease in editorial and production expense and distribution, circulation and other cost of sales. This was partially offset by a $0.7 million increase in direct costs of services related to our Distribution Services segment.

Selling, general and administrative expenses were affected by a combined $1.8 million increase in expenses related to advertising expenses and sales promotions, partially offset by a $1.8 million decrease in costs incurred in connection with the restatement of the Company’s financial statements for the fiscal year ended March 31, 2005 and the fiscal quarters ended June 30, 2005 and September 30, 2005 (the “Restatement”). The increase in advertising expenses and sales promotions was primarily attributable to our increase in advertising revenues.

Interest Expense

Interest expense was $24.8 million and $23.7 million for the fiscal quarters ended September 30, 2007 and 2006, respectively, representing an increase of $1.2 million, or 4.9%. This increase in interest expense is primarily attributable to a higher effective weighted-average interest rate on our term loan and revolving credit facility during the fiscal quarter ended September 30, 2007 of 8.7% as compared to 8.2% for the prior year’s comparable period and a higher average outstanding balance during the fiscal quarter ended September 30, 2007 when compared to the prior year’s comparable period.

Senior Subordinated Notes to be Issued

As discussed in Note 7, “Senior Subordinated Indebtedness,” in the Notes to Unaudited Condensed Consolidated Financial Statements, we failed to meet a specified leverage ratio under our indentures as of September 30, 2007. As a result, we expect to elect to issue a total of $20.0 million of 2009 Notes and 2011 Notes to the existing holders of the Notes (as defined below in “Liquidity and Capital Resources”) and therefore we recorded a liability at a fair market value of $17.3 million included in senior subordinated notes to be issued, net of discount, in the accompanying Unaudited Condensed Consolidated Balance Sheets and a related expense of $17.3 million included in senior subordinated notes to be issued in the accompanying Unaudited Condensed Consolidated Statements of Loss.

Discontinued Operations

In order to improve our profitability and future net cash flows, in April 2006, we discontinued the Celebrity Living Weekly, MPH and Shape En Espanol publications in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). During the fourth quarter of fiscal year 2007, we discontinued the publication of Looking Good Now. We discontinued the publication of Weekly World News effective with the August 27, 2007 issue. Operating results of these publications have been classified as discontinued operations for all periods presented. These publications were previously included in the Corporate/Other segment. See Note 9, “Discontinued Operations,” in the Notes to Unaudited Condensed Consolidated Financial Statements herein for further discussion.

Income Taxes

We recorded a $3.9 million income tax expense for the fiscal quarter ended September 30, 2007. This expense is primarily the result of an increase in the valuation allowance. The increase in valuation allowance is caused by the amortization of indefinite-lived intangibles. This amortization creates additional deferred tax liabilities, which cannot be considered a future source of taxable income to support the realization of deferred tax assets within the net operating loss carryforward period, thus requiring an increase to the valuation allowance.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $33.4 million for the fiscal quarter ended September 30, 2007, representing a decrease of $2.0 million, or 5.6%, from the prior year’s comparable period. This decrease in revenue was primarily attributable to a decrease in operating revenue for Star of $1.6 million, primarily due to a $2.3 million decrease in Star circulation revenue, partially offset by a $0.6 million increase in Star advertising revenue.

Operating Income

Operating income in the Celebrity Publications segment increased in the fiscal quarter ended September 30, 2007 by $1.1 million, or 12.5%, to $10.0 million from the prior year’s comparable period. The operating income increase was attributable to rate base reductions and other cost savings initiatives for Star that were part of the Management Action Plan initiated in the fourth quarter of fiscal year 2007. The Star rate base reduction resulted in decreased subscription and production related costs of $0.5 million and $1.8 million, respectively. The other cost savings initiatives resulted in lower Star editorial-related expenses and sales promotion expenses of $0.6 million and $0.1 million, respectively. These expense reductions were partially offset by the above mentioned revenue decrease.

Tabloid Publications Segment

Operating Revenue

Total operating revenue in the Tabloid Publications segment decreased slightly to $36.9 million for the fiscal quarter ended September 30, 2007 as compared to the prior year’s comparable period.

Operating Income

Operating income in the Tabloid Publications segment increased in the fiscal quarter ended September 30, 2007 by $0.9 million, or 5.0%, to $18.3 million from the prior year’s comparable period. This increase in operating income is primarily attributable to a combined $1.2 million decrease in production expense and distribution, circulation and other cost of sales due to the successful implementation of our Management Action Plan initiated in the fourth quarter of fiscal year 2007 and was partially offset by a $0.4 million increase in editorial expense due to higher salaries and costs associated with manuscripts and photographs.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $25.5 million for the fiscal quarter ended September 30, 2007, representing an increase of $5.1 million, or 25.3%, from the prior year’s comparable period. This increase was primarily attributable to Shape operating revenues which included: a $4.7 million increase in advertising revenue and a $0.5 million increase in newsstand revenue, partially offset by $0.1 million decrease in subscription revenue.

Operating Income

Operating income in the Women’s Health and Fitness Publications segment increased in the fiscal quarter ended September 30, 2007 by $2.9 million, or 39.7%, to $10.1 million from the prior year’s comparable period. This increase was primarily attributable to the above mentioned revenue increase, partially offset by a $1.0 million increase in production and transportation-related costs resulting from production of larger book sizes to accommodate the increased advertising pages and a $1.2 million increase in advertising commissions and salaries.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment was $5.8 million, net of eliminations, for the fiscal quarter ended September 30, 2007, representing an increase of $0.4 million, or 7.1%, from the prior year’s comparable period. This increase was primarily attributable to an increase in services related to the racking of magazine fixtures for certain customers during the fiscal quarter ended September 30, 2007.

Operating Income

Operating income in the Distribution Services segment decreased in the fiscal quarter ended September 30, 2007 by $0.2 million, or 10.1%, to $2.0 million from the prior year’s comparable period. This decrease in operating income is primarily attributable to an increase of $0.7 million in direct costs of the services, partially offset by the above mentioned revenue increase. The $0.7 million increase in direct cost of services is attributable to additional headcount in preparation for upcoming projects relating to the racking of magazine fixtures.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $30.4 million for the fiscal quarter ended September 30, 2007, representing an increase of $4.0 million, or 15.4%, from the prior year’s comparable period. This increase is primarily attributable to a $2.9 million increase in the Mr. Olympia event operating revenue, a $0.7 million increase in Men’s Fitness advertising revenue and a $0.7 million increase in operating revenue related to the publication of our Mini-Mag astrological calendars. We did not recognize any revenue for the Mr. Olympia event and our Mini-Mag astrological calendars in the prior year’s comparable period as the event and publication occurred in the prior year’s third fiscal quarter.

Operating Loss

Operating loss decreased in the fiscal quarter ended September 30, 2007 by $4.5 million, or 33.3%, to $9.0 million, from the prior year’s comparable period. This decrease in operating loss is primarily due to the above mentioned revenue increase as well as a $1.7 million decrease in Restatement-related costs, a combined $1.2 million decrease (excluding the Mr. Olympia event production costs) in editorial and production expense and distribution, circulation and other cost of sales due to the successful implementation of our Management Action Plan initiated in the fourth quarter of fiscal year 2007, as well as the continuation of cost savings associated with the results of our restructuring plan implemented in the first quarter of fiscal 2006 and a $0.4 million reduction in depreciation expense primarily due to certain assets becoming fully depreciated. These costs were partially offset by a $1.8 million increase in production costs associated with the Mr. Olympia event and a $0.6 million increase in advertising commissions and salaries.

Comparison of Two Fiscal Quarters Ended September 30, 2007 vs. Two Fiscal Quarters Ended September 30, 2006

Operating Revenue

Total operating revenue was $253.0 million and $239.3 million for the two fiscal quarters ended September 30, 2007 and 2006, respectively, representing an increase in revenue of $13.7 million, or 5.7%. This increase was primarily attributable to a $0.9 million increase in our Celebrity Publications, a $6.8 million increase in our Women’s Health and Fitness Publications, a $5.6 million increase in our Corporate/Other segment and a $0.9 million increase in net operating revenues relating to our Distribution Services.

Single copy revenue consists of copies distributed primarily by four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Tabloid Publications, Women’s Health and Fitness Publications and Corporate/Other segments. In the two fiscal quarters ended September 30, 2007 one wholesaler accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 11.8% of our total operating revenue. In the two fiscal quarters ended September 30, 2006, two wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 36% of our total operating revenue. Our operating results could be materially affected if one or more of these wholesalers stopped distributing our publications. We have service agreements with our wholesalers, which provide incentives to maintain certain levels of service. Three of these wholesaler service agreements require at least 120 days’ prior notice of termination, with terms expiring on December 31, 2007. The fourth wholesaler service agreement requires at least 60 days’ prior notice of termination, with a term expiring on December 31, 2007. The Company has not received or sent a notice of termination associated with these four wholesaler service agreements.

Operating Expense

Total operating expense was $195.4 million and $212.4 million for the two fiscal quarters ended September 30, 2007 and 2006, respectively, representing a decrease of $17.0 million, or 8.0%. This decrease in operating expense is primarily due to a decrease in selling, general and administrative expense of $8.5 million, a $7.2 million combined decrease in editorial and production expense and distribution, circulation and other cost of sales and a $1.3 million reduction in depreciation expense, primarily due to certain assets becoming fully depreciated.

The implementation of our Management Action Plan in the fourth quarter of fiscal year 2007 and the continuation of cost savings associated with the results of our restructuring plan implemented in the first quarter of fiscal year 2006 resulted in a $8.3 million combined decrease in editorial and production expense and distribution, circulation and other cost of sales. This was partially offset by a $1.1 million increase in direct costs of services related to our Distribution Services segment.

The implementation of our Management Action Plan in the fourth quarter of fiscal year 2007 and the continuation of cost savings associated with the results of our restructuring plan implemented in the first quarter of fiscal year 2006 further resulted in a $0.8 million decrease in sales promotion-related costs included in selling, general and administrative expense. The decrease in selling, general and administrative expense was also attributable to a $2.9 million decrease in restructuring expense and a $6.5 million decrease in Restatement-related costs. These decreases were partially offset by a $1.5 million increase in advertising expense primarily attributable to our increase in advertising revenues.

Interest Expense

Interest expense was $49.5 million and $48.0 million for the two fiscal quarters ended September 30, 2007 and 2006, respectively, representing an increase of $1.5 million, or 3.1%. This increase in interest expense is primarily attributable to a higher effective weighted-average interest rate on our term loan and revolving credit facility during the two fiscal quarters ended September 30, 2007 of 8.6%, as compared to 8.2% for the prior year’s comparable period, and a higher average outstanding balance during the two fiscal quarters ended September 30, 2007 when compared to the prior year’s comparable period.

Senior Subordinated Notes to be Issued

As discussed in Note 7, “Senior Subordinated Indebtedness,” in the Notes to Unaudited Condensed Consolidated Financial Statements, we failed to meet a specified leverage ratio under our indentures as of September 30, 2007. As a result, we expect to elect to issue a total of $20.0 million of 2009 Notes and 2011 Notes to the existing holders of the Notes (as defined below in “Liquidity and Capital Resources”) and therefore we recorded a liability at a fair market value of $17.3 million included in senior subordinated notes to be issued, net of discount, in the accompanying Unaudited Condensed Consolidated Balance Sheets and a related expense of $17.3 million included in senior subordinated notes to be issued in the accompanying Unaudited Condensed Consolidated Statements of Loss.

Discontinued Operations

In order to improve our profitability and future net cash flows, in April 2006, we discontinued the Celebrity Living Weekly, MPH and Shape En Espanol publications in accordance with the provisions of SFAS No. 144. During the fourth quarter of fiscal year 2007, we discontinued the publication of Looking Good Now. We discontinued the publication of Weekly World News effective with the August 27, 2007 issue. Operating results of these publications have been classified as discontinued operations for all periods presented. These publications were previously included in the Corporate/Other segment. See Note 9, “Discontinued Operations,” in the Notes to Unaudited Condensed Consolidated Financial Statements herein for further discussion.

Income Taxes

We recorded a $3.4 million income tax expense for the two fiscal quarters ended September 30, 2007. This expense is primarily the result of an increase in the valuation allowance, partially offset by a statutory change in the effective state tax rate. The increase in valuation allowance is caused by the amortization of indefinite-lived intangibles. This amortization creates additional deferred tax liabilities, which cannot be considered a future source of taxable income to support the realization of deferred tax assets within the net operating loss carryforward period, thus requiring an increase to the valuation allowance.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $65.1 million for the two fiscal quarters ended September 30, 2007, representing an increase of $0.9 million, or 1.5%, from the prior year’s comparable period. This increase in revenue was primarily attributable to an increase in operating revenue for Star of $1.2 million, primarily due to an increase in advertising revenue of $2.4 million, partially offset by a decrease in circulation revenue of $1.2 million.

Operating Income

Operating income in the Celebrity Publications segment increased in the two fiscal quarters ended September 30, 2007 by $8.7 million, or 89.8%, to $18.4 million from the prior year’s comparable period. The operating income increase was attributable to the above mentioned operating revenue increase and rate base reductions and other cost savings initiatives for Star that were part of the Management Action Plan initiated in the fourth quarter of fiscal year 2007. The Star rate base reduction resulted in decreased subscription and production related costs of $2.1 million and $3.3 million, respectively. The other cost savings initiatives resulted in lower Star editorial-related expenses and sales promotion expenses of $1.2 million and $0.5 million, respectively.

Tabloid Publications Segment

Operating Revenue

Total operating revenue in the Tabloid Publications segment decreased slightly to $71.6 million for the two fiscal quarters ended September 30, 2007 as compared to the prior year’s comparable period.

Operating Income

Operating income in the Tabloid Publications segment increased in the two fiscal quarters ended September 30, 2007 by $3.9 million, or 12.8%, to $34.2 million from the prior year’s comparable period. This increase in operating income is primarily attributable to a $1.3 million decrease in restructuring charges, a combined $2.5 million decrease in production expense and distribution, circulation and other cost of sales due to the successful implementation of our Management Action Plan initiated in the fourth quarter of fiscal year 2007 and a $0.5 million decrease in litigation charges. These items were partially offset by a $0.6 million increase in editorial costs due to higher salaries and costs associated with manuscripts and photographs.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $47.8 million for the two fiscal quarters ended September 30, 2007, representing an increase of $6.8 million, or 16.5%, from the prior year’s comparable period. This increase was primarily attributable to a $7.5 million increase in advertising revenue, partially offset by a $0.4 million decrease in merchandising revenues and a $0.3 million decrease in subscription revenue.

Operating Income

Operating income in the Women’s Health and Fitness Publications segment increased in the two fiscal quarters ended September 30, 2007 by $3.9 million, or 25.7%, to $19.1 million from the prior year’s comparable period. This increase was primarily attributable to the above mentioned revenue increase, partially offset by a $1.2 million increase in production and transportation-related costs resulting from production of larger book sizes to accommodate the increased advertising pages and a $1.3 million increase in advertising commissions and salaries.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment was $11.4 million, net of eliminations, for the two fiscal quarters ended September 30, 2007, representing an increase of $0.9 million, or 8.5%, from the prior year’s comparable period. This increase was primarily attributable to an increase in services related to the racking of magazine fixtures for certain customers during the two fiscal quarters ended September 30, 2007.

Operating Income

Operating income in the Distribution Services segment increased in the two fiscal quarters ended September 30, 2007 by $0.1 million, or 1.4%, to $3.8 million from the prior year’s comparable period. This increase in operating income is primarily attributable to the above mentioned revenue increase coupled with a $0.2 million decrease in restructuring charges, partially offset by an increase of $1.1 million in direct costs of the services. The $1.1 million increase in direct cost of services is attributable to additional headcount in preparation for upcoming projects relating to the racking of magazine fixtures.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $57.1 million for the two fiscal quarters ended September 30, 2007, representing an increase of $5.6 million, or 10.8%, from the prior year’s comparable period. This increase is primarily attributable to a $2.9 million increase in the Mr. Olympia event operating revenue, a $1.3 million increase in Men’s Fitness advertising revenue, a $0.7 million increase in operating revenue related to the publication of our Mini-Mag astrological calendars and a $0.3 million increase in operating revenues associated with reductions of sales taxes. We did not recognize any revenue for the Mr. Olympia event and our Mini-Mag astrological calendars in the prior year’s comparable period as the event and publication occurred in the prior year’s third fiscal quarter.

Operating Loss

Operating loss decreased in the two fiscal quarters ended September 30, 2007 by $14.3 million, or 44.5%, to $17.8 million, from the prior year’s comparable period. This decrease in operating loss is primarily due to the above mentioned revenue increase as well as a $1.4 million decrease in restructuring charges, a $6.5 million decrease in Restatement-related costs, a combined $2.5 million decrease (excluding the Mr. Olympia event production costs) in editorial and production expense and distribution, circulation and other cost of sales due to the successful implementation of our Management Action Plan initiated in the fourth quarter of fiscal year 2007, as well as the continuation of cost savings associated with the results of our restructuring plan implemented in the first quarter of fiscal 2006, and a $1.0 million reduction in depreciation expense primarily due to certain assets becoming fully depreciated. These costs were partially offset by a $1.8 million increase in production costs associated with the Mr. Olympia event.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and amounts available to be borrowed under our credit agreement dated as of January 30, 2006 (as amended, the “2006 Credit Agreement”).

As of September 30, 2007, we had cash and cash equivalents of $54.5 million, $60.0 million outstanding on the revolving credit facility under the 2006 Credit Agreement (which represents the full amount available to be borrowed under the revolving credit facility), and a working capital deficit of $3.7 million. The decrease in working capital deficit of $14.1 million from $17.8 million at March 31, 2007 to $3.7 million at September 30, 2007, primarily resulted from: (i) a $7.2 million decrease in accrued interest, which occurred because our 2006 Credit Agreement requires us to pay interest at least every 90 days, or sooner if our interest lock-in period is less than 90 days, which increased the amount of cash interest paid during the two fiscal quarters ended September 30, 2007, (ii) a $5.9 million increase in trade receivables primarily as a result of the increase in our advertising revenues, (iii) a $4.3 million decrease in current accrued expenses and other liabilities, (iv) a $1.3 million decrease in accounts payable, and (v) a $1.8 million increase in prepaid expenses and other current assets. These items were partially offset by a $5.9 million decrease in cash and cash equivalents.

We currently believe that available funds and cash flows generated by operations, if any, will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We believe that available cash at September 30, 2007 should help mitigate future possible cash flow requirements. Our revolving credit commitment matures in January 2012 and our term loan matures in January 2013 but both will mature on February 1, 2009 if we do not refinance our outstanding 10.25% senior subordinated notes due 2009 (the “2009 Notes”) on or prior to February 1, 2009. In addition, the revolving credit agreement and the term loan under the 2006 Credit Agreement both will mature on October 15, 2010 if we do not refinance our outstanding 8.875% senior subordinated notes due 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”) on or prior to October 15, 2010.

On June 14, 2006, we announced that we were implementing a strategy to refocus the Company and devote its full resources to growing its core brands. As part of this strategy we announced that we would explore the sale of our five market leading special interest titles – Muscle & Fitness, Flex, Muscle & Fitness Hers, Country Weekly, and Mira!. These publications collectively represented total revenues and operating income of $42.9 million and $14.5 million, respectively, for the two fiscal quarters ended September 30, 2007. As a result of the Restatement, the implementation of this strategy was delayed.

As part of re-examining the implementation of this strategy after the completion of the Restatement, the board of directors of the Company decided to explore a full range of strategic alternatives, including the raising of capital, the refinancing of our existing debt or other transactions that could materially change our capital structure, in addition to the potential sale of the special interest titles mentioned above. There can be no assurance that the exploration of these strategic alternatives will result in a transaction. We do not intend to disclose developments with respect to the exploration of strategic alternatives unless and until our board has approved a specific transaction.

At September 30, 2007, our outstanding indebtedness totaled $1.1 billion, of which $510.0 million represented borrowings under the 2006 Credit Agreement and $550.0 million represented our senior subordinated notes. See “Risk Factors” in our March 31, 2007 10-K for risks associated with our indebtedness.

Cash Flows

Net cash used in operating activities was $4.3 million for the two fiscal quarters ended September 30, 2007, as compared to $19.5 million for the two fiscal quarters ended September 30, 2006. During the two fiscal quarters ended September 30, 2007, net cash used in operating activities was primarily attributable to a net loss of $17.9 million, a $7.2 million decrease in accrued interest, which occurred because our 2006 Credit Agreement requires us to pay interest at least every 90 days, or sooner if our interest lock-in period is less than 90 days, which increased the amount of cash interest paid during the fiscal quarter ended September 30, 2007, a $6.7 million increase in trade receivables (primarily as a result of the increase in our advertising revenues), a $4.4 million decrease in accrued expenses and other liabilities, a $1.8 million increase in prepaid expenses and other current assets, a $1.3 million decrease in accounts payable and a $1.2 million decrease in deferred revenues. These items were partially offset by $32.8 million of non-cash expenses (excluding amortization of deferred rack costs), a $2.3 million net decrease in deferred rack costs and a $2.0 million increase in the management fee payable. During the two fiscal quarters ended September 30, 2006, net cash used in operating activities was primarily attributable to a $31.8 million net loss, a $12.8 million decrease in accrued expenses and other current liabilities (primarily as a result of decreased accruals for rack costs, due to third party publishers, and retail display pockets and allowances), a $7.0 million decrease in accounts payable, a $4.1 million decrease in accrued interest and a $5.1 million increase in trade receivables. These items were partially offset by a $12.9 million decrease in inventories (resulting from our efforts to more efficiently manage our inventory levels), $18.2 million of non-cash expenses (excluding amortization and write-off of deferred rack costs), a net decrease in deferred rack costs of $7.5 million, and a $2.0 million increase in the management fee payable.

Net cash used in investing activities was $0.7 million for the two fiscal quarters ended September 30, 2007 as compared to $1.8 million for the two fiscal quarters ended September 30, 2006. Net cash used in investing activities for the two fiscal quarters ended September 30, 2007 was primarily attributable to $0.8 million for purchases of property and equipment and $0.3 million related to the investment in Mr. Olympia, LLC, partially offset by $0.4 million related to proceeds from the sale of fixed assets. The uses of cash for investing activities for the two fiscal quarters ended September 30, 2006 were primarily attributable to $1.7 million for purchases of property and equipment and $0.3 million related to the investment in Mr. Olympia, LLC, partially offset by $0.2 million related to proceeds from the sale of fixed assets.

Net cash used in financing activities was $0.9 million for the two fiscal quarters ended September 30, 2007, as compared to $24.0 million of cash provided by financing activities for the two fiscal quarters ended September 30, 2006. Net cash used in financing activities for the two fiscal quarters ended September 30, 2007 consisted of payments of $0.9 million related to deferred debt costs. Net cash provided by financing activities for the fiscal quarter ended September 30, 2006 primarily consisted of borrowing of $68.0 million on the revolving credit facility, partially offset by repayments of $40.0 million on the revolving credit facility and $4.0 million relating to the payment of deferred debt costs.

Credit Agreement and Subordinated Indebtedness

The 2006 Credit Agreement includes a $60.0 million revolving credit facility and a $450.0 million term loan commitment. As of September 30, 2007, we had borrowed the full amount available under the revolving credit facility and the term loan commitment We have the option to pay interest at the JP Morgan Chase Bank N.A. (“JP Morgan”) prime rate plus 2.25% or at the London interbank offering rate (“LIBOR”) plus 3.25%. As of September 30, 2007, all of our borrowings were based on LIBOR. Our effective weighted- average interest rate on our term loan and revolving credit facility during the fiscal quarter and two fiscal quarters ended September 30, 2007 was 8.7% and 8.6%, respectively.

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

We failed to meet the specified leverage ratio of 8:1 as of September 30, 2007 and, as required under our indentures, we expect to elect to issue a total of $20.0 million of 2009 Notes and 2011 Notes to the existing holders of the Notes. As of September 30, 2007, we recorded a liability at a fair market value of $17.3 million included in senior subordinated notes to be issued, net of discount, in the accompanying Unaudited Condensed Consolidated Balance Sheets and a related expense of $17.3 million included in senior subordinated notes to be issued in the accompanying Unaudited Condensed Consolidated Statements of Loss.

If we fail to meet the specified leverage ratio of 7.25:1 as of September 30, 2008, we will be required to make one of three elections which are as follows: (1) issue an additional $35.0 million of senior subordinated notes to the existing holders of the Notes, or (2) make a cash payment of $20.0 million to the holders of the Notes or (3) issue equity or receive a cash equity contribution in such amount as will result in net proceeds to the Company of no less than $50.0 million or in such lesser amount sufficient to permit us to achieve the specified leverage ratio (after giving pro forma effect to the reduction of indebtedness that shall be effected with such proceeds).

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

Contractual Obligations

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (“FIN 48”), on April 1, 2007. As a result, we have recorded $3.6 million as a current liability.

The Company failed to meet the specified leverage ratio of 8:1 as of September 30, 2007 and, as required under the indentures, the Company expects to elect to issue a total of $20.0 million of 2009 Notes and 2011 Notes to the existing holders of the Notes. The impact that the $20.0 million of senior subordinated notes as of September 30, 2007 are expected to have on the Company’s liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
$20.0 million of senior subordinated notes, principal	$20,000	$—	$14,500	$5,500	$—
$20.0 million of senior subordinated notes, interest	3,624	1,645	1,838	141	—

Total contractual obligations	$23,624	$1,645	$16,338	$5,641	$—

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the fiscal quarter ended September 30, 2007, there were no significant changes related to the Company’s market risk exposure since March 31, 2007.

Item 4. Controls and Procedures

Pursuant to Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that a material weakness existed in our internal control over financial reporting as of March 31, 2005. It was determined that the material weakness in internal control over financial reporting as of March 31, 2005 related to the fact that we lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements to resolve non-routine or complex accounting matters. This material weakness continued to exist as of September 30, 2007.

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

Based on further evaluations performed by management with assistance from its consultants, and based on information obtained in connection with the audit committee’s inquiry, management identified additional deficiencies related to the internal control system, including deficiencies in the controls related to the Company’s monthly financial close and financial reporting processes and accounting systems. Specifically, the deficiencies resulted from the absence of the following controls: (i) oversight of accounting and financial reporting personnel; (ii) certain key reconciliation controls; (iii) controls over the appropriate application of generally accepted accounting principles including accounting for income taxes; (iv) review procedures; (v) controls over the ability of financial management to override financial reporting and accounting systems; (vi) controls over information technology system development, program changes, system access and end-user computing; and (vii) an effective control environment. Management evaluated the impact of the deficiencies and has concluded that each of the control deficiencies described above represents a material weakness as of September 30, 2007.

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

The Company also has taken steps to improve its financial close process and financial reporting system including the: (i) timely preparation of its financial statements, (ii) preparation and review of key and certain other reconciliations, (iii) development of proper accounting policies and procedures to ensure compliance with generally accepted accounting principles, (iv) implementation of appropriate review procedures related to the work product provided by members of the accounting department; and (v) implementation of certain initiatives to improve our processes and controls around our financial systems. These improvements are not yet sufficiently effective and, based on the evaluation thereof by our Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not operating effectively. As of September 30, 2007, therefore, our disclosure controls and procedures were not effective.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors, as previously disclosed in the Company’s March 31, 2007 10-K in response to Item 1A thereof, during the fiscal quarter ended September 30, 2007.

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

Date: November 14, 2007

/s/ DAVID J. PECKER
David J. Pecker Chief Executive Officer (principal executive officer)

Date: November 14, 2007

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