Form 10-Q
period 2007-12-31
AMERICAN MEDIA OPERATIONS INC
filed 2008-02-14
CIK 853927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Non-accelerated filer  ☒            Accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

As of January 31, 2008, there were 7,507.6 shares of common stock outstanding.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

December 31, 2007

Page(s)
CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2007	4

Unaudited Condensed Consolidated Statements of Loss for the Fiscal Quarter and Three Fiscal Quarters Ended December 31, 2006 and December 31, 2007	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Fiscal Quarters Ended December 31, 2006 and December 31, 2007	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 6. Exhibits	34

Signatures	35

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS

THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER

FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007 (this “Form 10-Q”) to the “Company” or “us,” “we” or “our” are to American Media Operations, Inc. and its subsidiaries. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this Form 10-Q are advised that this Form 10-Q contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, capital expenditures, capital structure and other financial items, (ii) statements regarding our plans and objectives, including planned introductions of new publications or other products, or estimates or predictions of actions by customers, advertisers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) outcomes of contingencies such as legal or any regulatory proceedings, and (v) statements of assumptions underlying other statements and statements about our business.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

ASSETS	March 31, 2007	December 31, 2007
CURRENT ASSETS:
Cash and cash equivalents	$60,414	$56,549
Trade receivables, net of allowance for doubtful accounts of $5,909 and $7,281, respectively	48,502	45,663
Inventories	23,525	21,364
Prepaid expenses and other current assets	14,737	14,906

Total current assets	147,178	138,482

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	1,724	1,726
Furniture, fixtures and equipment	41,474	42,762
Less – accumulated depreciation	(36,292)	(39,309)

Total property and equipment, net	6,906	5,179

OTHER ASSETS:
Deferred debt costs, net	23,886	16,767
Deferred rack costs, net	11,838	9,123
Other long-term assets	2,608	2,784

Total other assets	38,332	28,674

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	387,463	387,463
Other identified intangibles, net of accumulated amortization of $143,651 and $150,063, respectively	399,404	392,992

Total goodwill and other identified intangible assets	786,867	780,455

TOTAL ASSETS	$979,283	$952,790

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Term loan	$—	$3,375
Accounts payable	33,189	29,135
Accrued expenses and other liabilities	57,418	58,259
Accrued interest	31,736	18,182
Deferred revenues	42,619	40,039

Total current liabilities	164,962	148,990

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	510,000	506,625
Senior subordinated notes, net	550,217	567,325
Deferred income taxes	86,521	94,880
Management fee payable	2,000	4,000

Total liabilities	1,313,700	1,321,820

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDER’S DEFICIT:
Common stock, $.20 par value; 10,000 shares authorized; 7,508 shares issued and outstanding	2	2
Additional paid-in capital	281,671	281,671
Accumulated deficit	(616,258)	(650,843)
Accumulated other comprehensive income	168	140

Total stockholder’s deficit	(334,417)	(369,030)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$979,283	$952,790

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in thousands)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	December 31, 2006	December 31, 2007	December 31, 2006	December 31, 2007
OPERATING REVENUES:
Circulation	$62,180	$68,221	$200,645	$205,320
Advertising	33,695	37,792	119,549	134,678
Other	11,196	8,517	26,179	27,578

Total operating revenues	107,071	114,530	346,373	367,576

OPERATING EXPENSES:
Editorial	14,002	13,142	41,394	38,740
Production	36,685	32,765	112,089	104,538
Distribution, circulation and other cost of sales	23,800	22,021	68,445	64,859
Selling, general and administrative	25,753	26,299	82,922	74,982
Depreciation and amortization	3,679	3,059	11,491	9,559
Provision for impairment of intangible assets and goodwill	305,402	—	305,402	—

Total operating expenses	409,321	97,286	621,743	292,678

OPERATING (LOSS) INCOME	(302,250)	17,244	(275,370)	74,898

OTHER INCOME (EXPENSE):
Interest expense	(25,024)	(25,089)	(73,030)	(74,598)
Senior subordinated notes issued (Note 7)	—	182	—	(17,109)
Amortization of deferred debt costs	(2,179)	(2,764)	(5,576)	(8,209)
Other income, net	353	821	880	1,658

Total other expense	(26,850)	(26,850)	(77,726)	(98,258)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES AND INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(329,100)	(9,606)	(353,096)	(23,360)
(BENEFIT) PROVISION FOR INCOME TAXES	(29,687)	4,363	(24,033)	7,731

LOSS FROM CONTINUING OPERATIONS	(299,413)	(13,969)	(329,063)	(31,091)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(7,478)	7	(9,639)	(749)

NET LOSS	$(306,891)	$(13,962)	$(338,702)	$(31,840)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Fiscal Quarters Ended
	December 31, 2006	December 31, 2007
Cash Flows from Operating Activities:
Net loss	$(338,702)	$(31,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,890	3,147
Amortization of other identified intangibles	6,755	6,412
Provision for impairment of intangible assets and goodwill	312,568	—
Senior subordinated notes issued (Note 7)	—	17,109
Provision for bad debts	2,110	1,966
Amortization of deferred debt costs	5,576	8,209
Amortization of deferred rack costs	14,511	9,029
Write-off of deferred rack costs and property and equipment	1,144	195
Provision for excess and obsolete inventory	—	221
Deferred income tax provision	(24,989)	6,997
Other	(230)	(655)
Decrease (increase) in operating assets:
Trade receivables	6,182	873
Inventories	11,546	1,940
Prepaid expenses and other current assets	(370)	(169)
Deferred rack costs	(6,442)	(6,509)
Other long-term assets	(219)	(176)
Increase (decrease) in operating liabilities:
Accounts payable	6,244	(4,054)
Accrued expenses and other liabilities	(9,728)	(375)
Accrued interest	(574)	(13,554)
Deferred revenues	1,613	(2,580)
Management fee payable	2,000	2,000

Total adjustments	332,587	30,026

Net cash used in operating activities	(6,115)	(1,814)

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,337)	(1,412)
Proceeds from sale of assets	198	408
Proceeds received on long-term note receivable	162	—
Investment in Mr. Olympia, LLC	(300)	(300)

Net cash used in investing activities	(2,277)	(1,304)

Cash Flows from Financing Activities:
Proceeds from revolving credit facility borrowings	100,000	—
Revolving credit facility principal repayments	(40,000)	—
Payment of deferred debt costs	(6,625)	(942)

Net cash provided by (used in) financing activities	53,375	(942)

Effect of exchange rate changes on cash	205	195

Net Increase (Decrease) in Cash and Cash Equivalents	45,188	(3,865)
Cash and Cash Equivalents, Beginning of Period	19,591	60,414

Cash and Cash Equivalents, End of Period	$64,779	$56,549

Supplemental Disclosures of Non-Cash Financing Activities Information:
Non-cash deferred debt costs (incurred but not paid)	$—	$148

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these

Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2007 included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “March 31, 2007 10-K”), including the summary of significant accounting policies set forth in Note 1 thereof. The operating results for the fiscal quarter and three fiscal quarters ended December 31, 2007 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

(2)	Comprehensive Loss

The change in the components of other comprehensive loss is comprised of foreign currency translation adjustments and is reported as follows (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	December 31, 2006	December 31, 2007	December 31, 2006	December 31, 2007
Net loss	$(306,891)	$(13,962)	$(338,702)	$(31,840)
Foreign currency translation adjustments, net of tax	115	(43)	224	(28)

Comprehensive loss	$(306,776)	$(14,005)	$(338,478)	$(31,868)

(3)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. During the fiscal quarter and three fiscal quarters ended December 31, 2007, the Company wrote down approximately $11 thousand and $0.2 million of inventory, respectively. This write down is included in production expense in the accompanying Unaudited Condensed Consolidated Statements of Loss. The Company did not write down any inventory during the fiscal quarter and three fiscal quarters ended December 31, 2006.

Inventories are comprised of the following (in thousands):

	March 31, 2007	December 31, 2007
Raw materials – paper	$16,867	$17,629
Finished product – paper, production and distribution costs of future issues	6,658	3,735

Total inventory	$23,525	$21,364

(4)	Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

	March 31, 2007				December 31, 2007
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Term loan	$450,000		$450,000		$450,000		$450,000
Revolving credit facility	60,000		60,000		60,000		60,000
Subordinated indebtedness	550,000	(a)	515,125	(a)	570,000	(a)	471,805	(a)

(a)	Amount does not include bond premium or bond discount.

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

During the three fiscal quarters ended December 31, 2007, the Company’s liability for unrecognized tax benefits increased by $0.2 million, primarily attributable to an increase of $0.4 million due to additional state and foreign income tax liabilities and related interest, partially offset by a decrease of $0.2 million due to the settlement of a Michigan audit. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2007, the Company’s FIN 48 liabilities were $4.1 million.

The Company has identified its “major” tax jurisdictions to include the federal government, and the states of California, Florida and New York. In January, 2008, the Company received notice that the Joint Committee on Taxation has accepted the Internal Revenue Service examination of its fiscal 2004 federal return and has taken no exception to the Company’s carryback of its fiscal years 2005 and 2006 net operating losses to prior years. The Company’s federal returns subject to examination are the fiscal years ended 2003 and 2005 through 2007. The Company’s fiscal years ended 2003 through 2007 federal returns remain open by statute. The Company’s major state tax jurisdictions subject to examination are the fiscal years ended 2003 through 2007.

It is reasonably possible that the unrecognized tax benefits could significantly decrease within the next twelve months upon settlement of federal, state, and local tax matters. Until final resolutions are reached between the Company and tax authorities, the determination of a possible range with respect to the impact on unrecognized tax benefits is not practicable.

(6)	Credit Agreement

The Company’s bank credit agreement (as amended, “the 2006 Credit Agreement”) includes a $60.0 million revolving credit facility and a $450.0 million term loan commitment, which were both fully drawn as of December 31, 2007. The Company has the option to pay interest at the JP Morgan Chase Bank N.A. (“JP Morgan”) prime rate plus 2.25% or at the London interbank offering rate (“LIBOR”) plus 3.25%. As of December 31, 2007, all of the Company’s borrowings were based on LIBOR. The Company’s effective weighted-average interest rate on its term loan and its revolving credit facility during both the fiscal quarter and three fiscal quarters ended December 31, 2007 was 8.6%. The Company is required to repay $1.1 million of principal on its term loan commitment borrowings on a quarterly basis, commencing on June 30, 2008. The Company’s revolving credit commitment matures in January 2012 and the Company’s term loan matures in January 2013 but both will mature on February 1, 2009 if the Company does not refinance its outstanding 10.25% senior subordinated notes due 2009 (the “2009 Notes”) on or prior to February 1, 2009. In addition, the revolving credit commitment and the term loan under the 2006 Credit Agreement both will mature on October 15, 2010 if the Company does not refinance its outstanding 8.875% senior subordinated notes due 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”) on or prior to October 15, 2010. To address this situation, the Company is in discussions with its advisors regarding the possible extension or refinancing of the 2009 Notes or an amendment of the 2006 Credit Agreement. The Company intends to pursue these discussions to identify alternatives that are acceptable to the Company, although there can be no assurance that this will occur. The terms of any agreement to extend or refinance the 2009 Notes or to amend the 2006 Credit Agreement, if available at all, may be less favorable than the Company’s existing terms. If the Company is unable to reach such an agreement prior to the filing of the Form 10-K for fiscal year 2008, the entire outstanding balance of the 2006 Credit Agreement would be classified as a current liability on the March 31, 2008 balance sheet. If so classified, the Company believes that it is possible that its independent registered public accounting firm may include an explanatory paragraph relating to the Company’s ability to continue as a going concern in their fiscal year 2008 audit report. If this were to occur, it would give rise to a default under the 2006 Credit Agreement. If this default is not cured, the lenders under the 2006 Credit Agreement would have the right, upon notice and after a 30 day grace period, to accelerate the Company’s indebtedness under the 2006 Credit Agreement. Any such acceleration would also constitute an event of default under the Notes. In addition to the aforementioned discussions, the Company is also exploring strategic alternatives as discussed in Note 8, “Restructuring Activities.”

The 2006 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2006 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying cash dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. The April 2007 Waiver (as defined below) amended a provision of the 2006 Credit Agreement which restricts the giving of any consideration to or for the benefit of any holder of Notes for any amendment, modification or waiver relating to a financial reporting violation, among other things, to reduce the requirement that the Company maintain a minimum amount of liquidity such that the provision now requires that the Company’s cash and cash equivalents and unused availability under the 2006 Credit Agreement are at least $25.0 million. Although there can be no assurances, the Company anticipates that, except as discussed in the preceding paragraph, based on current projections, its operating results for the remainder of fiscal year 2008 will be sufficient to satisfy the financial covenants, as amended, under the 2006 Credit Agreement.

The indebtedness under the 2006 Credit Agreement is secured by liens on substantially all of the assets of Media, the Company and its domestic subsidiaries. In addition, the Company’s obligations are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, substantially all of its existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of its subsequently acquired or organized subsidiaries.

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

The Company failed to meet the specified leverage ratio of 8:1 as of September 30, 2007, as required by the March 2006 Supplemental Indentures, and as a result, the Company issued $20.0 million aggregate principal amount of additional 2009 Notes and 2011 Notes to the existing holders of the Notes (“the December 2007 Issuance”). As of September 30, 2007, the Company recorded a liability at a fair market value of $17.3 million for such Notes. The Company reduced this liability to reflect the fair market value of $17.1 million on December 13, 2007, the issuance date. This liability is included in senior subordinated notes, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets and a related expense of $17.1 million is reflected for the issuance of the senior subordinated notes in the accompanying Unaudited Condensed Consolidated Statements of Loss for the three fiscal quarters ended December 31, 2007.

If the Company fails to meet the specified leverage ratio of 7.25:1 as of September 30, 2008, it will be required to make one of three elections which are as follows: (1) issue an additional $35.0 million of senior subordinated notes to the existing holders of the Notes, or (2) make a cash payment of $20.0 million to the holders of the Notes, or (3) issue equity or receive a cash equity contribution in such amount as will result in net proceeds to the Company of no less than $50.0 million or in such lesser amount sufficient to permit the Company to achieve the specified leverage ratio (after giving pro forma effect to the reduction of indebtedness that shall be effected with such proceeds). If the Company fails to meet such leverage ratio, the Company expects to issue $35.0 million of senior subordinated notes to the existing holders of the Notes.

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

On April 4, 2006, the board of directors of the Company committed to a plan (the “Plan”) to restructure certain of its operations. The Plan was adopted to improve the Company’s profitability and future net cash flows, and includes actions that the Company has taken and intends to take, including: discontinuing the publication of Celebrity Living Weekly, MPH and Shape En Espanol, the relocation of the operations associated with National Enquirer from New York City back to Boca Raton, Florida, centralizing certain operations, and reducing certain other operating, general and administrative expenses. The Company’s relocation plan involved the termination of approximately 50 employees. This activity resulted in a charge of $3.9 million for the fiscal quarter ended June 30, 2006, which included $2.3 million for termination benefits, $0.1 million for costs associated with the relocation of employees, $0.6 million for facility closures and $0.9 million for deferred rack cost write-offs. $2.8 million of these charges was included in selling, general and administrative expense and $1.1 million of these charges was included in loss from discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Loss for three fiscal quarters ended December 31, 2006. In addition, these restructuring charges were primarily incurred in the Tabloid Publications (formerly known as “Newspaper Publications”) and Corporate/Other reporting segments. Through December 31, 2007, the Company has paid termination benefits of $2.3 million, $0.1 million for relocation costs and $0.4 million for costs associated with facility closures. The Company no longer has an accrual at December 31, 2007 associated with this action. The Company has completed this restructuring plan.

The following table sets forth the detail and activity in the restructuring expense accrual related to this activity during the three fiscal quarters ended December 31, 2007 (in thousands):

2007 Restructuring	Balances March 31, 2007	Fiscal Year 2008 Reversal of Accrual	Fiscal Year 2008 Cash Payments	Balances December 31, 2007
Accrued liabilities:
Severance	$43	$(7)	$(36)	$—
Relocation	9	(9)	—	—
Facility Closures	29	(27)	(2)	—

	$81	$(43)	$(38)	$—

On June 14, 2006, the Company announced that it was implementing a strategy to refocus the Company and devote its full resources to growing its core brands. As part of this strategy, the Company announced that it would explore the sale of its five market leading special interest titles: Muscle & Fitness, Flex, Muscle & Fitness Hers, Country Weekly, and Mira!. These publications collectively represented total revenues and operating income of $63.4 million and $13.2 million, respectively, for the three fiscal quarters ended December 31, 2007. As a result of the restatement of the Company’s financial statements for the fiscal year ended March 31, 2005 and the fiscal quarters ended June 30, 2005 and September 30, 2005 (the “Restatement”), the implementation of this strategy was delayed.

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

(9) Discontinued Operations

In order to improve the Company’s profitability and future net cash flows, in April 2006, the Company discontinued the Celebrity Living Weekly, MPH and Shape En Espanol publications in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). During the fourth quarter of fiscal year 2007, the Company discontinued the publication of Looking Good Now. The Company discontinued the publication of Weekly World News effective with the August 27, 2007 issue. The discontinuance of Weekly World News resulted in total charges of $0.3 million in the three fiscal quarters ended December 31, 2007. These charges consisted of $0.2 million related to the write-off of deferred rack costs and $0.1 million related to the termination of a consultant contract and employee termination benefits. Operating results of these publications have been classified as discontinued operations for all periods presented. These publications were previously included in the Corporate/Other segment.

The following table sets forth total operating revenues, pre-tax income (loss) from discontinued operations, income taxes and loss from discontinued operations for the fiscal quarter and three fiscal quarters ended December 31, 2006 and 2007, respectively (in thousands):

	Fiscal Quarter Ended December 31,		Three Fiscal Quarters Ended December 31,
	2006	2007	2006	2007
Total operating revenues	$968	$23	$5,097	$903

Pre-tax income (loss) from discontinued operations	$(7,478)	$7	$(9,639)	$(749)
Provision for income taxes	—	—	—	—

Income (Loss) from discontinued operations	$(7,478)	$7	$(9,639)	$(749)

(10)	Litigation

Various suits and claims arising from the publication of the Company’s magazines have been initiated against the Company. The Company has insurance policies that likely would be available to recover any reasonably foreseeable material litigation costs and expenses. The Company periodically evaluates and assesses the risks and uncertainties associated with litigation independent from those associated with the Company’s potential claim for recovery from third party insurance carriers. At present, in the opinion of management, after consultation with outside legal counsel, the liability resulting from litigation, if any, would not have a material effect on the Company’s Unaudited Condensed Consolidated Financial Statements.

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

Segment Data

The following table presents the results of and assets employed in the Company’s five reporting segments for the fiscal quarter and three fiscal quarters ended December 31, 2006 and 2007, respectively. The information includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany advertising and other services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation. The results of operations exclude the results of our discontinued operations for all periods presented. See Note 9, “Discontinued Operations,” for a discussion regarding discontinued operations.

			Segment (in thousands)					(in thousands)
			Celebrity Publications	Tabloid Publications	Women’s Health and Fitness Publications	Distribution Services	Corporate/ Other (1)	Elimination Entries		Consolidated Total
Operating revenues
Quarter ended December 31,	2006		$27,466	$33,954	$13,735	$7,973	$25,967	$(2,024	)(2)	$107,071
	2007		$32,161	$35,807	$15,666	$8,400	$24,714	$(2,218	)(2)	$114,530
Three Quarters ended December 31,	2006		$91,601	$105,990	$54,816	$23,074	$77,510	$(6,618	)(2)	$346,373
	2007		$97,244	$107,398	$63,511	$24,284	$81,838	$(6,699	)(2)	$367,576
Operating income (loss)
Quarter ended December 31,	2006	(3)	$(125,473)	$(83,283)	$1,101	$1,347	$(95,942)	$—		$(302,250)
	2007		$7,590	$16,589	$3,064	$2,028	$(12,027)	$—		$17,244
Three Quarters ended December 31,	2006	(3)	$(115,800)	$(52,970)	$16,282	$5,102	$(127,984)	$—		$(275,370)
	2007		$25,949	$50,781	$22,147	$5,834	$(29,813)	$—		$74,898
Depreciation and amortization
Quarter ended December 31,	2006		$491	$657	$—	$80	$2,451	$—		$3,679
	2007		$496	$655	$—	$4	$1,904	$—		$3,059
Three Quarters ended December 31,	2006		$1,475	$1,972	$—	$256	$7,788	$—		$11,491
	2007		$1,480	$1,970	$—	$20	$6,089	$—		$9,559
Provision for impairment of intangible assets and goodwill
Quarter ended December 31,	2006		$128,049	$97,579	$—	$—	$79,774	$—		$305,402
	2007		$—	$—	$—	$—	$—	$—		$—
Three Quarters ended December 31,	2006		$128,049	$97,579	$—	$—	$79,774	$—		$305,402
	2007		$—	$—	$—	$—	$—	$—		$—
Amortization of deferred rack costs
Quarter ended December 31,	2006		$1,057	$1,673	$155	$—	$1,458	$—		$4,343
	2007		$506	$1,122	$140	$—	$813	$—		$2,581
Three Quarters ended December 31,	2006		$3,384	$5,383	$413	$—	$4,345	$—		$13,525
	2007		$1,835	$3,707	$523	$—	$2,787	$—		$8,852
Total Assets
At March 31, 2007			$189,577	$336,476	$100,706	$21,654	$330,870	$—		$979,283
At December 31, 2007			$188,842	$334,704	$97,442	$24,748	$307,054	$—		$952,790

(1)	Income tax expense (benefit) of $(29.7) million and $4.4 million, interest expense of $25.0 million and $25.1 million, other expense related to senior subordinated notes issued of $0 and $0.2 million, and amortization of deferred debt costs of $2.2 million and $2.8 million for the quarter ended December 31, 2006 and December 31, 2007, respectively, are included in the Corporate/Other segment. Income tax expense (benefit) of $(24.0) million and $7.7 million, interest expense of $73.0 million and $74.6 million, other expense related to senior subordinated notes issued of $0 and $17.1 million, and amortization of deferred debt costs of $5.6 million and $8.2 million for the three quarters ended December 31, 2006 and December 31, 2007, respectively, are included in the Corporate/Other segment.
(2)	Amount represents revenues from transactions with other operating segments of the Company.
(3)	Operating income (loss) includes the provision for impairment of tradenames and other identified intangibles of $66.8 million for Celebrity Publications and $8.2 million for Corporate/Other and the provision for impairment of goodwill of $61.2 million for Celebrity Publications, $97.6 million for Tabloid Publications and $71.6 million for Corporate/Other.

(12)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51 (“ARB 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141(R). The Company is currently evaluating the impact of the adoption of SFAS No. 160 on its financial statements, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

(13)	Supplemental Condensed Consolidating Financial Information

Subsequent to the issuance of the Company’s fiscal year 2006 condensed consolidated financial statements for the quarter ended December 31, 2006, management determined that the disclosures in the Company’s previously issued consolidated financial statements concerning the guarantors to the senior subordinated debt were inappropriate and that the Company should have included supplemental condensed consolidating financial information in accordance with Rule 3-10(f) of Regulation S-X under the Securities Exchange Act of 1934 (“Exchange Act”). The information for the fiscal quarter and three fiscal quarters ended December 31, 2006 disclosed below, which had been previously omitted, has been included.

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,987	$51,291	$3,271	$—	$56,549
Trade receivables, net	—	43,210	2,453	—	45,663
Inventories	—	20,852	512	—	21,364
Prepaid expenses and other current assets	—	11,055	663	3,188	14,906

Total current assets	1,987	126,408	6,899	3,188	138,482

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	1,726	—	—	1,726
Furniture, fixtures and equipment	—	42,265	497	—	42,762
Less – accumulated depreciation	—	(38,900)	(409)	—	(39,309)

Total property and equipment, net	—	5,091	88	—	5,179

OTHER ASSETS:
Deferred debt costs, net	16,767	—	—	—	16,767
Deferred rack costs, net	—	9,123	—	—	9,123
Other long-term assets	—	2,774	10	—	2,784
Investment in subsidiaries	537,907	3,186	—	(541,093)	—

Total other assets	554,674	15,083	10	(541,093)	28,674

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	382,954	4,509	—	387,463
Other identified intangibles, net	6,000	386,992	—	—	392,992

Total goodwill and other identified intangible assets	6,000	769,946	4,509	—	780,455

TOTAL ASSETS	$562,661	$916,528	$11,506	$(537,905)	$952,790

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Term loan	$3,375	$—	$—	$—	$3,375
Accounts payable	—	27,948	1,187	—	29,135
Accrued expenses and other liabilities	6,706	51,356	197	—	58,259
Accrued interest	18,142	1	39	—	18,182
Deferred revenues	148	39,370	521	—	40,039

Total current liabilities	28,371	118,675	1,944	—	148,990

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	506,625	—	—	—	506,625
Senior subordinated notes, net	567,325	—	—	—	567,325
Deferred income taxes	—	91,769	(77)	3,188	94,880
Management fee payable	—	4,000	—	—	4,000
Due to (from) affiliates	(170,630)	164,177	6,453	—	—

Total liabilities	931,691	378,621	8,320	3,188	1,321,820

STOCKHOLDER’S EQUITY (DEFICIT):
Total stockholder’s equity (deficit)	(369,030)	537,907	3,186	(541,093)	(369,030)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$562,661	$916,528	$11,506	$(537,905)	$952,790

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$58,522	$1,892	$—	$60,414
Trade receivables, net	—	46,394	2,108	—	48,502
Inventories	—	22,870	655	—	23,525
Prepaid expenses and other current assets	—	15,637	407	(1,307)	14,737

Total current assets	—	143,423	5,062	(1,307)	147,178

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	1,724	—	—	1,724
Furniture, fixtures and equipment	—	41,030	444	—	41,474
Less – accumulated depreciation	—	(35,932)	(360)	—	(36,292)

Total property and equipment, net	—	6,822	84	—	6,906

OTHER ASSETS:
Deferred debt costs, net	23,886	—	—	—	23,886
Deferred rack costs, net	—	11,838	—	—	11,838
Other long-term assets	—	2,597	11	—	2,608
Investment in subsidiaries	499,561	1,708	—	(501,269)	—

Total other assets	523,447	16,143	11	(501,269)	38,332

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	382,953	4,510	—	387,463
Other identified intangibles, net	—	399,404	—	—	399,404

Total goodwill and other identified intangible assets	—	782,357	4,510	—	786,867

TOTAL ASSETS	$523,447	$948,745	$9,667	$(502,576)	$979,283

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$32,050	$1,139	$—	$33,189
Accrued expenses and other liabilities	—	55,879	1,539	—	57,418
Accrued interest	31,175	463	98	—	31,736
Deferred revenues	—	42,028	591	—	42,619

Total current liabilities	31,175	130,420	3,367	—	164,962

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	510,000	—	—	—	510,000
Senior subordinated notes, net	550,217	—	—	—	550,217
Deferred income taxes	—	87,749	79	(1,307)	86,521
Management fee payable	—	2,000	—	—	2,000
Due to (from) affiliates	(233,528)	229,015	4,513	—	—

Total liabilities	857,864	449,184	7,959	(1,307)	1,313,700

STOCKHOLDER’S EQUITY (DEFICIT):
Total stockholder’s equity (deficit)	(334,417)	499,561	1,708	(501,269)	(334,417)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$523,447	$948,745	$9,667	$(502,576)	$979,283

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$66,507	$1,714	$—	$68,221
Advertising	—	35,987	1,805	—	37,792
Other	(14)	8,183	348	—	8,517

Total operating revenues	(14)	110,677	3,867	—	114,530

OPERATING EXPENSES:
Editorial	—	12,804	338	—	13,142
Production	40	31,704	1,021	—	32,765
Distribution, circulation and other cost of sales	—	21,428	593	—	22,021
Selling, general and administrative	—	25,231	1,068	—	26,299
Depreciation and amortization	—	3,055	4	—	3,059

Total operating expenses	40	94,222	3,024	—	97,286

OPERATING (LOSS) INCOME	(54)	16,455	843	—	17,244

OTHER INCOME (EXPENSE):
Interest expense	(25,017)	(72)	—	—	(25,089)
Senior subordinated notes issued	182	—	—	—	182
Amortization of deferred debt costs	(2,764)	—	—	—	(2,764)
Other income, net	27	695	99	—	821

Total other income (expense)	(27,572)	623	99	—	(26,850)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES AND INCOME FROM DISCONTINUED OPERATIONS	(27,626)	17,078	942	—	(9,606)

PROVISION (BENEFIT) FOR INCOME TAXES	(8,306)	12,367	302	—	4,363

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	5,358	640	—	(5,998)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(13,962)	5,351	640	(5,998)	(13,969)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	7	—	—	7

NET INCOME (LOSS)	$(13,962)	$5,358	$640	$(5,998)	$(13,962)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE THREE FISCAL QUARTERS ENDED DECEMBER 31, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$200,628	$4,692	$—	$205,320
Advertising	—	129,388	5,290	—	134,678
Other	2,848	23,778	952	—	27,578

Total operating revenues	2,848	353,794	10,934	—	367,576

OPERATING EXPENSES:
Editorial	—	37,764	976	—	38,740
Production	1,880	99,699	2,959	—	104,538
Distribution, circulation and other cost of sales	—	63,082	1,777	—	64,859
Selling, general and administrative	144	71,774	3,064	—	74,982
Depreciation and amortization	—	9,516	43	—	9,559

Total operating expenses	2,024	281,835	8,819	—	292,678

OPERATING INCOME	824	71,959	2,115	—	74,898

OTHER INCOME (EXPENSE):
Interest expense	(74,343)	(255)	—	—	(74,598)
Senior subordinated notes issued	(17,109)	—	—	—	(17,109)
Amortization of deferred debt costs	(8,209)	—	—	—	(8,209)
Other income (expense), net	(420)	1,926	152	—	1,658

Total other income (expense)	(100,081)	1,671	152	—	(98,258)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES AND LOSS FROM DISCONTINUED OPERATIONS	(99,257)	73,630	2,267	—	(23,360)

PROVISION (BENEFIT) FOR INCOME TAXES	(24,648)	31,677	702	—	7,731

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	42,769	1,565	—	(44,334)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(31,840)	43,518	1,565	(44,334)	(31,091)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(749)	—	—	(749)

NET INCOME (LOSS)	$(31,840)	$42,769	$1,565	$(44,334)	$(31,840)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2006

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$60,865	$1,315	$—	$62,180
Advertising	—	32,164	1,531	—	33,695
Other	—	10,932	264	—	11,196

Total operating revenues	—	103,961	3,110	—	107,071

OPERATING EXPENSES:
Editorial	—	13,729	273	—	14,002
Production	—	35,722	963	—	36,685
Distribution, circulation and other cost of sales	—	23,287	513	—	23,800
Selling, general and administrative	—	24,848	905	—	25,753
Depreciation and amortization	—	3,660	19	—	3,679
Provision for impairment of intangible assets and goodwill	—	305,402	—	—	305,402

Total operating expenses	—	406,648	2,673	—	409,321

OPERATING INCOME (LOSS)	—	(302,687)	437	—	(302,250)

OTHER INCOME (EXPENSE):
Interest expense	(24,866)	(158)	—	—	(25,024)
Amortization of deferred debt costs	(2,179)	—	—	—	(2,179)
Other income (expense), net	—	333	20	—	353

Total other income (expense)	(27,045)	175	20	—	(26,850)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES AND LOSS FROM DISCONTINUED OPERATIONS	(27,045)	(302,512)	457	—	(329,100)

PROVISION (BENEFIT) FOR INCOME TAXES	4,797	(34,622)	138	—	(29,687)

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(275,049)	319	—	274,730	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(306,891)	(267,571)	319	274,730	(299,413)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(7,478)	—	—	(7,478)

NET INCOME (LOSS)	$(306,891)	$(275,049)	$319	$274,730	$(306,891)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE THREE FISCAL QUARTERS ENDED DECEMBER 31, 2006

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$196,758	$3,887	$—	$200,645
Advertising	—	115,191	4,358	—	119,549
Other	—	25,496	683	—	26,179

Total operating revenues	—	337,445	8,928	—	346,373

OPERATING EXPENSES:
Editorial	—	40,550	844	—	41,394
Production	—	109,263	2,826	—	112,089
Distribution, circulation and other cost of sales	—	67,007	1,438	—	68,445
Selling, general and administrative	—	80,146	2,776	—	82,922
Depreciation and amortization	—	11,432	59	—	11,491
Provision for impairment of intangible assets and goodwill	—	305,402	—	—	305,402

Total operating expenses	—	613,800	7,943	—	621,743

OPERATING INCOME	—	(276,355)	985	—	(275,370)

OTHER INCOME (EXPENSE):
Interest expense	(72,792)	(238)	—	—	(73,030)
Amortization of deferred debt costs	(5,576)	—	—	—	(5,576)
Other income (expense), net	—	828	52	—	880

Total other income (expense)	(78,368)	590	52	—	(77,726)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES AND LOSS FROM DISCONTINUED OPERATIONS	(78,368)	(275,765)	1,037	—	(353,096)

PROVISION (BENEFIT) FOR INCOME TAXES	(2,585)	(21,761)	313	—	(24,033)

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(262,919)	724	—	262,195	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(338,702)	(253,280)	724	262,195	(329,063)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(9,639)	—	—	(9,639)

NET INCOME (LOSS)	$(338,702)	$(262,919)	$724	$262,195	$(338,702)

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE FISCAL QUARTERS ENDED DECEMBER 31, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(84,321)	$81,299	$1,208	$—	$(1,814)

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(1,388)	(24)	—	(1,412)
Proceeds from sale of assets	—	408	—	—	408
Investment in Mr. Olympia, LLC	(300)	—	—	—	(300)

Net cash used in investing activities	(300)	(980)	(24)	—	(1,304)

Cash Flows from Financing Activities:
Due to (from) affiliates	87,550	(87,550)	—	—	—
Payment of deferred debt costs	(942)	—	—	—	(942)

Net cash provided by (used in) financing activities	86,608	(87,550)	—	—	(942)

Effect of exchange rate changes on cash	—	—	195	—	195

Net Increase (Decrease) in Cash and Cash Equivalents	1,987	(7,231)	1,379	—	(3,865)
Cash and Cash Equivalents, Beginning of Period	—	58,522	1,892	—	60,414

Cash and Cash Equivalents, End of Period	$1,987	$51,291	$3,271	$—	$56,549

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE FISCAL QUARTERS ENDED DECEMBER 31, 2006

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(72,981)	$67,044	$(178)	$—	$(6,115)

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(2,233)	(104)	—	(2,337)
Proceeds from sale of assets	—	198	—	—	198
Proceeds received on long-term note receivable	—	162	—	—	162
Investment in Mr. Olympia, LLC	—	(300)	—	—	(300)

Net cash used in investing activities	—	(2,173)	(104)	—	(2,277)

Cash Flows from Financing Activities:
Proceeds from revolving credit facility borrowings	100,000	—	—	—	100,000
Revolving credit facility principal repayments	(40,000)	—	—	—	(40,000)
Due to (from) affiliates	19,606	(19,606)	—	—	—
Payment of deferred debt costs	(6,625)	—	—	—	(6,625)

Net cash provided by (used in) financing activities	72,981	(19,606)	—	—	53,375

Effect of exchange rate changes on cash	—	—	205	—	205

Net Increase (Decrease) in Cash and Cash Equivalents	—	45,265	(77)	—	45,188
Cash and Cash Equivalents, Beginning of Period	—	17,279	2,312	—	19,591

Cash and Cash Equivalents, End of Period	$—	$62,544	$2,235	$—	$64,779

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is a discussion of our financial condition and results of operations for the fiscal quarter and three fiscal quarters ended December 31, 2007. This discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the Notes thereto. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes the results of our discontinued operations for the fiscal quarter and three fiscal quarters ended December 31, 2007 and 2006, respectively. See Note 9, “Discontinued Operations,” in the Notes to Unaudited Condensed Consolidated Financial Statements included herein for a discussion regarding discontinued operations.

Executive Summary

We are a leading publisher in the field of celebrity journalism and health and fitness magazines. Our publications include Star, Shape, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Muscle & Fitness Hers, Flex, National Enquirer, Globe, Country Weekly, Mira!, Sun, National Examiner, and other publications. Our magazines comprise approximately 21% of total U.S. and Canadian newsstand circulation for audited weekly publications. For the three fiscal quarters ended December 31, 2007, total average newsstand and subscription circulation per issue for all of our publications that are currently published and have a frequency of six or more times per year is approximately 7.8 million copies.

For the three fiscal quarters ended December 31, 2007 and 2006, approximately 56% and 58%, respectively, of our total operating revenues were from circulation. Single copy sales accounted for approximately 83% of such circulation revenues in both the three fiscal quarters ended December 31, 2007 and 2006, and the remainder was from subscription sales.

Our advertising revenues are generated by national advertisers, including sports nutrition products, automotive, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, fashion and direct response. For the three fiscal quarters ended December 31, 2007 and 2006, approximately 37% and 35%, respectively, of our total operating revenues were from advertising.

Our primary operating costs and expenses are comprised of editorial, production, distribution, circulation and other cost of sales and selling, general and administrative expenses. The largest components of our costs are related to production, which includes printing and paper expenses, and circulation. Circulation costs primarily include the costs associated with subscription fulfillment, subscription postage and newsstand transportation. Editorial costs include salaries and costs associated with manuscripts and photographs.

Following the announcement on February 8, 2006 by the Company that its previously issued financial statements included or otherwise summarized in its Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and its Quarterly Reports on Form 10-Q for each of the quarters ended June 30, 2005 and September 30, 2005 should no longer be relied upon, we obtained amendments and waivers of certain provisions of our credit agreement and successfully completed consent solicitations pursuant to which holders of a majority in principal amount of each series of our senior subordinated notes agreed to waive defaults under our indentures as a result of our failure to comply with our reporting obligations under the indentures. In addition, our credit ratings were downgraded. We implemented cost savings initiatives and revenue enhancement opportunities (“Management Action Plan”) during the quarter ended March 31, 2007 that were expected to result in $19.0 million to $20.0 million of cost savings and $17.0 million to $18.0 million of revenue enhancements during fiscal year 2008. Cost savings include the rationalization of unprofitable subscriptions, production savings and headcount reductions. Revenue enhancements include cover price increases on selected titles other than Star and advertising rate increases in our Tabloid, Women’s Health and Fitness and Celebrity Publications other than Star. As of December 31, 2007, we believe that $16.0 million of cost savings initiatives and $20.0 million of revenue enhancement opportunities are expected to be achieved during fiscal year 2008.

On April 4, 2006, our board of directors committed to a plan (the “Plan”) to restructure certain of our operations. The Plan was adopted to improve our profitability and future net cash flows, and includes: discontinuing the publication of Celebrity Living Weekly, MPH and Shape En Espanol, the relocation of the operations associated with National Enquirer from New York City back to Boca Raton, Florida, centralizing certain operations, and reducing certain other operating, general and administrative expenses. The Company’s relocation plan involved the termination of approximately 50 employees. This activity resulted in a charge of $3.9 million for the fiscal quarter ended June 30, 2006, which included $2.3 million for termination benefits, $0.1 million for costs associated with the relocation of employees, $0.6 million for facility closures and $0.9 million for deferred rack cost write-offs. During the fourth quarter of fiscal year 2007, we discontinued the publication of Looking Good Now. We discontinued the publication of Weekly World News effective with the August 27, 2007 issue. The discontinuance of Weekly World News resulted in total charges of $0.3 million in the three fiscal quarters ended December 31, 2007. These charges consisted of $0.2 million related to the write-off of deferred rack costs and $0.1 million related to the termination of a consultant contract and employee termination benefits. The total loss from discontinued operations, net of taxes, was $0.7 million and $9.6 million for the three fiscal quarters ended December 31, 2007 and 2006, respectively. Operating results of these publications have been classified as discontinued operations for all periods presented. See Note 9, “Discontinued Operations,” in the Notes to Unaudited Condensed Consolidated Financial Statements herein for a discussion regarding discontinued operations.

RESULTS OF OPERATIONS

The following table presents our results of operations by segment for the periods indicated (in thousands).

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	December 31, 2006	December 31, 2007	December 31, 2006	December 31, 2007
Operating Revenue
Celebrity Publications	$27,466	$32,161	$91,601	$97,244
Tabloid Publications	33,954	35,807	105,990	107,398
Women’s Health and Fitness Publications	13,735	15,666	54,816	63,511
Distribution Services	7,973	8,400	23,074	24,284
Corporate/Other	25,967	24,714	77,510	81,838
Intersegment Eliminations	(2,024)	(2,218)	(6,618)	(6,699)

Total Operating Revenue	$107,071	$114,530	$346,373	$367,576

Operating Income (Loss)
Celebrity Publications	$(125,473)	$7,590	$(115,800)	$25,949
Tabloid Publications	(83,283)	16,589	(52,970)	50,781
Women’s Health and Fitness Publications	1,101	3,064	16,282	22,147
Distribution Services	1,347	2,028	5,102	5,834
Corporate/Other	(95,942)	(12,027)	(127,984)	(29,813)

Total Operating Income (Loss)	$(302,250)	$17,244	$(275,370)	$74,898

Comparison of Fiscal Quarter Ended December 31, 2007 vs. Fiscal Quarter Ended December 31, 2006

Operating Revenue

Total operating revenue was $114.5 million and $107.1 million for the fiscal quarters ended December 31, 2007 and 2006, respectively, representing an increase in revenue of $7.5 million, or 7.0%. This increase was primarily attributable to a $4.7 million increase in our Celebrity Publications, a $1.9 million increase in our Tabloid Publications, a $1.9 million increase in our Women’s Health and Fitness Publications, and a $0.2 million increase in net operating revenues relating to our Distribution Services. These items were partially offset by a $1.3 million decrease in our Corporate/Other segment.

Single copy revenue consists of copies distributed primarily by four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Tabloid Publications, Women’s Health and Fitness Publications and Corporate/Other segments. In the fiscal quarter ended December 31, 2007, three wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 41% of our total operating revenue. In the fiscal quarter ended December 31, 2006 three wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 38% of our total operating revenue. Our operating results could be materially affected if one or more of these wholesalers stopped distributing our publications. We have service agreements with our wholesalers, which provide incentives to maintain certain levels of service. Two of these wholesaler service agreements require at least 120 days’ prior notice of termination, with terms expiring on December 31, 2008. One of these service agreements requires at least 90 days’ prior notice of termination, with a term expiring on December 31, 2008. The fourth wholesaler service agreement requires at least 60 days’ prior notice of termination, with a term that expired on December 31, 2007. Notice of termination has not been given and the Company is in the process of negotiating a further renewal of this service agreement.

Operating Expense

Total operating expense was $97.3 million and $409.3 million for the fiscal quarters ended December 31, 2007 and 2006, respectively, representing a decrease of $312.0 million, or 76.2%. This decrease in operating expense is primarily due to the $305.4 million impairment charge of certain goodwill, tradenames and other identified intangibles that were recorded in the prior year comparable period. For a further discussion relating to the prior year impairment charge, see the March 31, 2007 10-K. Also contributing to the decrease was a $6.6 million combined decrease in editorial, production, distribution, circulation and other cost of sales due to the implementation of our Management Action Plan in the fourth quarter of fiscal year 2007 and a $0.6 million reduction in depreciation expense, primarily due to certain assets becoming fully depreciated. These items were partially offset by a $0.4 million increase in selling, general and administrative expense due to an increase in advertising expenses and sales promotions. The increase in advertising expenses and sales promotions was primarily attributable to our increase in advertising revenues.

Interest Expense

Interest expense increased slightly to $25.1 million for the fiscal quarter ended December 31, 2007 as compared to prior year’s comparable period. This increase in interest expense is primarily attributable to a higher average outstanding balance of our revolving credit facility during the fiscal quarter ended December 31, 2007 when compared to the prior year comparable period, partially offset by a lower effective weighted-average interest rate on our term loan and revolving credit facility during the fiscal quarter ended December 31, 2007 of 8.6% as compared to 8.7% for the prior year comparable period.

Senior Subordinated Notes Issued

We failed to meet the specified leverage ratio of 8:1 as of September 30, 2007, as required by supplemental indentures under the indentures to our senior subordinated notes (“the March 2006 Supplemental Indentures”), and as a result we issued a total of $20.0 million aggregate principal amount of additional 2009 Notes and 2011 Notes (as defined below) to the existing holders of the Notes (“the December 2007 Issuance”). As of September 30, 2007, we recorded a liability at a fair market value of $17.3 million for such Notes. We reduced this liability to reflect the fair market value of $17.1 million on December 13, 2007, the issuance date. This liability is included in senior subordinated notes, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets and a related expense of $17.1 million is reflected for the issuance of the senior subordinated notes in the accompanying Unaudited Condensed Consolidated Statements of Loss for the three fiscal quarters ended December 31, 2007.

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

Income Taxes

We recorded a $4.4 million income tax expense for the fiscal quarter ended December 31, 2007. This expense is primarily the result of an increase in the valuation allowance. The increase in valuation allowance is caused by the amortization of indefinite-lived intangibles. This amortization creates additional deferred tax liabilities, which cannot be considered a future source of taxable income to support the realization of deferred tax assets within the net operating loss carryforward period, thus requiring an increase to the valuation allowance.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $32.2 million for the fiscal quarter ended December 31, 2007, representing an increase of $4.7 million, or 17.1%, from the prior year comparable period. This increase in revenue was primarily attributable to the implementation of our Management Action Plan which caused an increase in operating revenue for Star of $4.5 million, primarily due to a $3.8 million increase in Star circulation revenue and a $0.7 million increase in Star advertising revenue.

Operating Income

Operating income before goodwill and tradename impairment charges in the Celebrity Publications segment increased in the fiscal quarter ended December 31, 2007 by $5.0 million, or 194.6%, to $7.6 million from the prior year comparable period. The operating income increase was primarily attributable to the above mentioned revenue increase. In addition, we recorded an impairment charge for goodwill and tradenames of $128.0 million during the fiscal quarter ended December 31, 2006. This impairment charge resulted in an operating loss in the Celebrity Publications segment of $125.5 million for the fiscal quarter ended December 31, 2006.

Tabloid Publications Segment

Operating Revenue

Total operating revenue in the Tabloid Publications segment was $35.8 million for the fiscal quarter ended December 31, 2007, representing an increase of $1.9 million, or 5.5%, from the prior year comparable period. This increase in revenue was primarily attributable to a $0.7 million increase in Globe circulation revenue and a $1.2 million increase in National Enquirer circulation revenue.

Operating Income

Operating income before goodwill impairment charge in the Tabloid Publications segment increased in the fiscal quarter ended December 31, 2007 by $2.3 million, or 16.0%, to $16.6 million from the prior year comparable period. This increase in operating income is primarily attributable to the above mentioned revenue increase as well as a combined $0.7 million decrease in production expense and distribution, circulation and other cost of sales due to the successful implementation of our Management Action Plan initiated in the fourth quarter of fiscal year 2007, partially offset by a $0.2 million increase in editorial expense due to higher salaries and costs associated with manuscripts and photographs. In addition, we recorded an impairment charge for goodwill of $97.6 million during the fiscal quarter ended December 31, 2006. This impairment charge resulted in an operating loss in the Tabloid Publications segment of $83.3 million for the fiscal quarter ended December 31, 2006.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $15.7 million for the fiscal quarter ended December 31, 2007, representing an increase of $1.9 million, or 14.1%, from the prior year comparable period. This increase was primarily attributable to a $1.5 million increase in Shape advertising revenue and a $0.3 million increase in Fit Pregnancy advertising revenue.

Operating Income

Operating income in the Women’s Health and Fitness Publications segment increased in the fiscal quarter ended December 31, 2007 by $2.0 million, or 178.3%, to $3.1 million from the prior year comparable period. This increase was primarily attributable to the above mentioned revenue increase and the implementation of our Management Action Plan which caused a $0.8 million decrease in production and transportation-related costs resulting from a smaller trim size per issue for Shape. These items were partially offset by a $0.4 million increase in advertising commissions and salaries.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment was $6.2 million, net of eliminations, for the fiscal quarter ended December 31, 2007, representing an increase of $0.2 million, or 3.9%, from the prior year comparable period. This increase was primarily attributable to an increase in services related to the racking of magazine fixtures as well as third party in-store merchandising work for certain customers during the fiscal quarter ended December 31, 2007.

Operating Income

Operating income in the Distribution Services segment increased in the fiscal quarter ended December 31, 2007 by $0.7 million, or 50.6%, to $2.0 million from the prior year comparable period. This increase in operating income is primarily attributable to a decrease of $0.6 million in direct costs of services and by the above mentioned revenue increase.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $24.7 million for the fiscal quarter ended December 31, 2007, representing a decrease of $1.3 million, or 4.8%, from the prior year comparable period. This decrease is primarily attributable to a $2.7 million decrease in the Mr. Olympia event operating revenue and a $0.6 million decrease in operating revenue related to the publication of our Mini-Mag astrological calendars. These items were partially offset by a combined increase in advertising revenue of $1.4 million in Men’s Fitness and Muscle & Fitness, a $0.3 million increase in operating revenues associated with reductions of sales taxes and a $0.2 million increase in Internet revenues. Due to the timing of the Mr. Olympia event and the publication of our Mini-Mag astrological calendars, we recognized revenues for these items in the current year’s second fiscal quarter and the prior year’s third fiscal quarter.

Operating Loss

Operating loss before goodwill, tradenames and other identified intangibles impairment charges in the Corporate/Other segment decreased in the fiscal quarter ended December 31, 2007 by $4.1 million, or 25.6%, to $12.0 million, from the prior year comparable period. This decrease in operating loss is primarily due to $2.2 million of lower costs related to the restatement of the Company’s financial statements for the fiscal year ended March 31, 2005 and the fiscal quarters ended June 30, 2005 and September 30, 2005 (the “Restatement”), a combined $2.5 million decrease in editorial, production, distribution, circulation, and other cost of sales due to the successful implementation of our Management Action Plan initiated in the fourth quarter of fiscal year 2007, a $1.6 million decrease in the Mr. Olympia event production costs due to the timing of the Mr. Olympia event as mentioned above, a $0.8 million decrease in insurance expenses, and a $0.5 million reduction in depreciation expense primarily due to certain assets becoming fully depreciated. These items were partially offset by the above mentioned revenue decrease, a combined $2.0 million increase in corporate overhead expenses and professional fees and a $0.2 million increase in advertising commissions and salaries. In addition, we recorded an impairment charge for goodwill, tradenames and other identified intangibles of $79.8 million during the fiscal quarter ended December 31, 2006. This impairment charge resulted in an operating loss in the Corporate/Other segment of $95.9 million for the fiscal quarter ended December 31, 2006.

Comparison of Three Fiscal Quarters Ended December 31, 2007 vs. Three Fiscal Quarters Ended December 31, 2006

Operating Revenue

Total operating revenue was $367.6 million and $346.4 million for the three fiscal quarters ended December 31, 2007 and 2006, respectively, representing an increase in revenue of $21.2 million, or 6.1%. This increase was primarily attributable to a $5.6 million increase in our Celebrity Publications, a $1.4 million increase in our Tabloid Publications, an $8.7 million increase in our Women’s Health and Fitness Publications, a $4.3 million increase in our Corporate/Other segment and a $1.1 million increase in net operating revenues relating to our Distribution Services.

In the three fiscal quarters ended December 31, 2007 and 2006, three wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 38% of our total operating revenue.

Operating Expense

Total operating expense was $292.7 million and $621.7 million for the three fiscal quarters ended December 31, 2007 and 2006, respectively, representing a decrease of $329.1 million, or 52.9%. This decrease in operating expense is primarily due to the $305.4 million impairment charge of certain goodwill, tradenames and other identified intangibles that were recorded in the prior year comparable period. Also contributing to the decrease was a decrease in selling, general and administrative expense of $7.9 million, a $13.8 million combined decrease in editorial and production expense and distribution, circulation and other cost of sales and a $1.7 million reduction in depreciation expense, primarily due to certain assets becoming fully depreciated.

The implementation of our Management Action Plan in the fourth quarter of fiscal year 2007 and the continuation of cost savings associated with the results of our restructuring plan implemented in the first quarter of fiscal year 2007 resulted in a $14.3 million combined decrease in editorial and production expense and distribution, circulation and other cost of sales. This was partially offset by a $0.5 million increase in direct costs of services related to our Distribution Services segment.

The implementation of our Management Action Plan in the fourth quarter of fiscal year 2007 and the continuation of cost savings associated with the results of our restructuring plan implemented in the first quarter of fiscal year 2007 further resulted in a $0.9 million decrease in sales promotion-related costs included in selling, general and administrative expense. The decrease in selling, general and administrative expense was also attributable to a $2.9 million decrease in restructuring expense and a $9.3 million decrease in Restatement-related costs. These decreases were partially offset by a $2.1 million increase in advertising expense primarily attributable to our increase in advertising revenues and a combined $1.8 million increase in corporate overhead expenses and professional fees.

Interest Expense

Interest expense was $74.6 million and $73.0 million for the three fiscal quarters ended December 31, 2007 and 2006, respectively, representing an increase of $1.6 million, or 2.1%. This increase in interest expense is primarily attributable to a higher effective weighted-average interest rate on our term loan and revolving credit facility during the three fiscal quarters ended December 31, 2007 of 8.6%, as compared to 8.4% for the prior year comparable period, and a higher average outstanding balance during the three fiscal quarters ended December 31, 2007 when compared to the prior year comparable period.

Senior Subordinated Notes Issued

We failed to meet the specified leverage ratio of 8:1 as of September 30, 2007, as required by the March 2006 Supplemental Indentures, and as a result we issued a total of $20.0 million aggregate principal amount of additional 2009 Notes and 2011 Notes to the existing holders of the Notes. As of September 30, 2007, we recorded a liability at a fair market value of $17.3 million for such Notes. We reduced this liability to reflect the fair market value of $17.1 million on December 13, 2007, the issuance date. This liability is included in senior subordinated notes, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets and a related expense of $17.1 million is reflected for the issuance of the senior subordinated notes in the accompanying Unaudited Condensed Consolidated Statements of Loss for the three fiscal quarters ended December 31, 2007.

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

Income Taxes

We recorded a $7.7 million income tax expense for the three fiscal quarters ended December 31, 2007. This expense is primarily the result of an increase in the valuation allowance, partially offset by a statutory change in the effective state tax rate. The increase in valuation allowance is caused by the amortization of indefinite-lived intangibles. This amortization creates additional deferred tax liabilities, which cannot be considered a future source of taxable income to support the realization of deferred tax assets within the net operating loss carryforward period, thus requiring an increase to the valuation allowance.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $97.2 million for the three fiscal quarters ended December 31, 2007, representing an increase of $5.6 million, or 6.2%, from the prior year comparable period. This increase in revenue was primarily attributable to the implementation of our Management Action Plan which caused an increase in operating revenue for Star of $5.7 million, primarily due to an increase in advertising revenue of $3.1 million and an increase in circulation revenue of $2.5 million.

Operating Income

Operating income before goodwill and tradename impairment charges in the Celebrity Publications segment increased in the three fiscal quarters ended December 31, 2007 by $13.7 million, or 111.8%, to $25.9 million from the prior year comparable period. The operating income increase was attributable to the above mentioned operating revenue increase and rate base reductions and other cost savings initiatives for Star that were part of the Management Action Plan initiated in the fourth quarter of fiscal year 2007. The Star rate base reduction resulted in decreased subscription and production related costs of $2.4 million and $3.6 million, respectively. The other cost savings initiatives resulted in lower Star editorial-related expenses and sales promotion expenses of $1.7 million and $0.5 million, respectively. In addition, we recorded an impairment charge for goodwill and tradenames of $128.0 million during the three fiscal quarters ended December 31, 2006. This impairment charge resulted in an operating loss in the Celebrity Publications segment of $115.8 million for the three fiscal quarters ended December 31, 2006.

Tabloid Publications Segment

Operating Revenue

Total operating revenue in the Tabloid Publications segment was $107.4 million for the three fiscal quarters ended December 31, 2007, representing an increase of $1.4 million, or 1.3%, from the prior year comparable period. This increase in revenue was primarily attributable to a $1.2 million increase in Globe circulation revenue and a $0.9 million increase in National Enquirer circulation revenue. These items were partially offset by a $0.4 million decrease in National Enquirer advertising revenue due to a rate base reduction and a $0.5 million decrease in National Examiner circulation revenue.

Operating Income

Operating income before goodwill impairment charge in the Tabloid Publications segment increased in the three fiscal quarters ended December 31, 2007 by $6.2 million, or 13.8%, to $50.8 million from the prior year comparable period. This increase in operating income is primarily attributable to a $1.3 million decrease in restructuring charges, a combined $3.2 million decrease in production expense and distribution, circulation and other cost of sales due to the successful implementation of our Management Action Plan initiated in the fourth quarter of fiscal year 2007, a combined $1.0 million decrease in litigation charges and insurance expenses and the above mentioned revenue increase. These items were partially offset by a $0.8 million increase in editorial costs due to higher salaries and costs associated with manuscripts and photographs. In addition, we recorded an impairment charge for goodwill of $97.6 million during the three fiscal quarters ended December 31, 2006. This impairment charge resulted in an operating loss in the Tabloid Publications segment of $53.0 million for the three fiscal quarters ended December 31, 2006.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $63.5 million for the three fiscal quarters ended December 31, 2007, representing an increase of $8.7 million, or 15.9%, from the prior year comparable period. This increase was primarily attributable to higher advertising revenue of $8.3 million and $1.0 million for Shape and Fit Pregnancy, respectively. These items were partially offset by decreases in other revenue of $0.2 million and $0.4 million related to Shape and Fit Pregnancy, respectively.

Operating Income

Operating income in the Women’s Health and Fitness Publications segment increased in the three fiscal quarters ended December 31, 2007 by $5.9 million, or 36.0%, to $22.1 million from the prior year comparable period. This increase was primarily attributable to the above mentioned revenue increase, partially offset by a $0.5 million increase in production and transportation-related costs (resulting from a $1.3 million increase in folio pages to accommodate more advertising pages, partially offset by a $0.8 million decrease resulting from a smaller trim size per issue resulting from our Management Action Plan), a $1.7 million increase in advertising commissions and salaries, a $0.5 million increase in insurance expenses and a $0.4 million increase in allocated management information system salaries attributable to increased staffing requirements related to website initiatives in this segment.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment was $17.6 million, net of eliminations, for the three fiscal quarters ended December 31, 2007, representing an increase of $1.1 million, or 6.9%, from the prior year comparable period. This increase was primarily attributable to an increase in services related to the racking of magazine fixtures as well as third party in-store merchandising work for certain customers during the three fiscal quarters ended December 31, 2007.

Operating Income

Operating income in the Distribution Services segment increased in the three fiscal quarters ended December 31, 2007 by $0.7 million, or 14.3%, to $5.8 million from the prior year comparable period. This increase in operating income is primarily attributable to the above mentioned revenue increase coupled with a $0.2 million decrease in restructuring charges, partially offset by an increase of $0.5 million in direct costs of the services and a $0.2 million increase in insurance expenses. The $0.5 million increase in direct cost of services is attributable to additional headcount associated with the racking of magazine fixtures.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $81.8 million for the three fiscal quarters ended December 31, 2007, representing an increase of $4.3 million, or 5.6%, from the prior year comparable period. This increase is primarily attributable to a $1.8 million increase in Men’s Fitness advertising revenue, a combined $0.3 million increase in advertising revenues in Muscle & Fitness and Flex, a combined $0.8 million increase in circulation revenues in Muscle & Fitness and Flex, a $0.6 million increase in Internet revenues primarily resulting from the ramp up of advertising sales of our various publication websites, a $0.5 million increase in Natural Health advertising revenues and a $0.6 million increase in operating revenues associated with reductions of sales taxes. These items were partially offset by decreases in Sun circulation and advertising revenues of $0.3 million and $0.1 million, respectively.

Operating Loss

Operating loss before goodwill, tradenames and other identified intangibles impairment charges in the Corporate/Other segment decreased in the three fiscal quarters ended December 31, 2007 by $18.4 million, or 38.2%, to $29.8 million, from the prior year comparable period. This decrease in operating loss is primarily due to the above mentioned revenue increase, a $1.4 million decrease in restructuring charges, a $9.4 million decrease in Restatement-related costs, a combined $4.8 million decrease in editorial and production expense and distribution, circulation and other cost of sales due to the successful implementation of our Management Action Plan initiated in the fourth quarter of fiscal year 2007, as well as the continuation of cost savings associated with the results of our restructuring plan implemented in the first quarter of fiscal 2007, and a $1.5 million reduction in depreciation expense primarily due to certain assets becoming fully depreciated. These costs were partially offset by a combined $4.3 million increase in corporate overhead expenses and professional fees. In addition, we recorded an impairment charge for goodwill, tradenames and other identified intangibles of $79.8 million during the three fiscal quarters ended December 31, 2006. This impairment charge resulted in an operating loss in the Corporate/Other segment of $128.0 million for the fiscal quarter ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and amounts available to be borrowed under our credit agreement dated as of January 30, 2006 (as amended, the “2006 Credit Agreement”).

As of December 31, 2007, we had cash and cash equivalents of $56.5 million, $60.0 million outstanding on the revolving credit facility under the 2006 Credit Agreement (which represents the full amount available to be borrowed under the revolving credit facility), and a working capital deficit of $10.5 million. The decrease in working capital deficit of $7.3 million from $17.8 million at March 31, 2007 to $10.5 million at December 31, 2007, primarily resulted from: (i) a $13.6 million decrease in accrued interest, which occurred because of the timing of interest payments on our Notes and our 2006 Credit Agreement, (ii) a $4.1 million decrease in accounts payable, and (iii) a $2.6 million decrease in deferred revenues. These items were partially offset by (i) a $3.9 million decrease in cash and cash equivalents, (ii) a $2.8 million decrease in trade receivables, (iii) a $2.2 million decrease in inventories, and (iv) a $3.4 million increase in the current portion of our term loan.

We currently believe that, except as discussed below, available cash at December 31, 2007 and available funds and cash flows generated by operations, if any, will be sufficient to fund our working capital (including interest expense) and capital expenditure requirements for at least the next 12 months. Our revolving credit commitment matures in January 2012 and our term loan matures in January 2013, but both will mature on February 1, 2009 if we do not refinance our outstanding 10.25% senior subordinated notes due 2009 (the “2009 Notes”) on or prior to February 1, 2009. In addition, the revolving credit agreement and the term loan under the 2006 Credit Agreement both will mature on October 15, 2010 if we do not refinance our outstanding 8.875% senior subordinated notes due 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”) on or prior to October 15, 2010. To address this situation, we are in discussions with our advisors regarding the possible extension or refinancing of the 2009 Notes or an amendment of the 2006

Credit Agreement. We intend to pursue these discussions to identify alternatives that are acceptable to us, although there can be no assurance that this will occur. The terms of any agreement to extend or refinance the 2009 Notes or to amend the 2006 Credit Agreement, if available at all, may be less favorable than our existing terms. If we are unable to reach such an agreement prior to the filing of the Form 10-K for fiscal year 2008, the entire outstanding balance of the 2006 Credit Agreement would be classified as a current liability on the March 31, 2008 balance sheet. If so classified, we believe that it is possible that our independent registered public accounting firm may include an explanatory paragraph relating to the Company’s ability to continue as a going concern in their fiscal year 2008 audit report. If this were to occur, it would give rise to a default under the 2006 Credit Agreement. If this default is not cured, the lenders under the 2006 Credit Agreement would have the right, upon notice and after a 30 day grace period, to accelerate our indebtedness under the 2006 Credit Agreement. Any such acceleration would also constitute an event of default under the Notes. In addition to the aforementioned discussions, we are also exploring strategic alternatives as discussed below.

On June 14, 2006, we announced that we were implementing a strategy to refocus the Company and devote its full resources to growing its core brands. As part of this strategy we announced that we would explore the sale of our five market leading special interest titles – Muscle & Fitness, Flex, Muscle & Fitness Hers, Country Weekly, and Mira!. These publications collectively represented total revenues and operating income of $63.4 million and $13.2 million, respectively, for the three fiscal quarters ended December 31, 2007. As a result of the Restatement, the implementation of this strategy was delayed.

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

At December 31, 2007, our outstanding indebtedness totaled $1.1 billion, of which $510.0 million represented borrowings under the 2006 Credit Agreement and $567.3 million represented our senior subordinated notes. See “Risk Factors” in our March 31, 2007 10-K for risks associated with our indebtedness.

Cash Flows

Net cash used in operating activities was $1.8 million for the three fiscal quarters ended December 31, 2007, as compared to $6.1 million for the three fiscal quarters ended December 31, 2006. During the three fiscal quarters ended December 31, 2007, net cash used in operating activities was primarily attributable to a net loss of $31.8 million, a $13.6 million decrease in accrued interest, which occurred because of the timing of interest payments on our Notes and our 2006 Credit Agreement, a $4.1 million decrease in accounts payable and a $2.6 million decrease in deferred revenues. These items were partially offset by $43.4 million of non-cash expenses (excluding amortization and write-off of deferred rack costs), a $2.7 million net decrease in deferred rack costs, a $1.9 million net decrease in inventories, a $0.9 million net decrease in trade receivables and a $2.0 million increase in the management fee payable. During the three fiscal quarters ended December 31, 2006, net cash used in operating activities was primarily attributable to a $338.7 million net loss and a $9.7 million decrease in accrued expenses and other liabilities (primarily as a result of decreased accruals for rack costs, due to third party publishers, and retail display pockets and allowances). These items were partially offset by an $11.5 million decrease in inventories (resulting from our efforts to more efficiently manage our inventory levels), $306.9 million of non-cash expenses (excluding amortization and write-off of deferred rack costs) primarily as a result of the $312.6 million impairment of intangible assets and goodwill, a net decrease in deferred rack costs of $9.0 million (resulting from our efforts to more efficiently manage our rack expenditures), a net decrease in trade receivables of $6.2 million (primarily as a result of the decrease in our advertising revenues), a net increase in accounts payable of $6.2 million and a $2.0 million increase in the management fee payable.

Net cash used in investing activities was $1.3 million for the three fiscal quarters ended December 31, 2007 as compared to $2.3 million for the three fiscal quarters ended December 31, 2006. Net cash used in investing activities for the three fiscal quarters ended December 31, 2007 was primarily attributable to $1.4 million for purchases of property and equipment and $0.3 million related to the investment in Mr. Olympia, LLC, partially offset by $0.4 million related to proceeds from the sale of fixed assets. The uses of cash for investing activities for the three fiscal quarters ended December 31, 2006 were primarily attributable to $2.3 million for purchases of property and equipment and $0.3 million related to the investment in Mr. Olympia, LLC, partially offset by $0.2 million related to proceeds from the sale of fixed assets and $0.2 million of proceeds received on a long-term note receivable.

Net cash used in financing activities was $0.9 million for the three fiscal quarters ended December 31, 2007, as compared to $53.4 million of cash provided by financing activities for the three fiscal quarters ended December 31, 2006. Net cash used in financing activities for the three fiscal quarters ended December 31, 2007 consisted of payments of $0.9 million related to the payment of deferred debt costs. Net cash provided by financing activities for the three fiscal quarters ended December 31, 2006 primarily consisted of proceeds of $100.0 million from the revolving credit facility, partially offset by repayments of $40.0 million on the revolving credit facility and $6.6 million relating to the payment of deferred debt costs.

Credit Agreement and Subordinated Indebtedness

The 2006 Credit Agreement includes a $60.0 million revolving credit facility and a $450.0 million term loan commitment. As of December 31, 2007, we had borrowed the full amount available under the revolving credit facility and the term loan commitment. We have the option to pay interest at the JP Morgan Chase Bank N.A. (“JP Morgan”) prime rate plus 2.25% or at the London interbank offering rate (“LIBOR”) plus 3.25%. As of December 31, 2007, all of our borrowings were based on LIBOR. Our effective weighted-average interest rate on our term loan and revolving credit facility during both the fiscal quarter and three fiscal quarters ended December 31, 2007 was 8.6%. We are required to repay $1.1 million of principal on our term loan commitment borrowings on a quarterly basis, commencing on June 30, 2008.

The 2006 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2006 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying cash dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. The Company has obtained a number of waivers and amendments to the 2006 Credit Agreement since January 30, 2006. Although there can be no assurances, the Company anticipates that, except as discussed above under the heading, “Liquidity and Capital Resources”, based on current projections, its operating results for the remainder of fiscal year 2008 will be sufficient to satisfy the financial covenants, as amended, under the 2006 Credit Agreement.

The indebtedness under the 2006 Credit Agreement is secured by liens on substantially all of the assets of American Media, Inc. (the Company’s parent corporation), the Company and our domestic subsidiaries. In addition, our obligations are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, substantially all of our existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of our subsequently acquired or organized subsidiaries.

We are required to meet specified leverage ratios as of September 30, 2007 and 2008 relating to our Notes.

We failed to meet the specified leverage ratio of 8:1 as of September 30, 2007, as required by the March 2006 Supplemental Indentures, and as a result we issued $20.0 million aggregate principal amount of additional 2009 Notes and 2011 Notes to the existing holders of the Notes. As of September 30, 2007, we recorded a liability at a fair market value of $17.3 million for such Notes. We reduced this liability to reflect the fair market value of $17.1 million on December 13, 2007, the issuance date. This liability is included in senior subordinated notes, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets and a related expense of $17.1 million is reflected for the issuance of the senior subordinated notes in the accompanying Unaudited Condensed Consolidated Statements of Loss for the three fiscal quarters ended December 31, 2007.

If we fail to meet the specified leverage ratio of 7.25:1 as of September 30, 2008, we will be required to make one of three elections which are as follows: (1) issue an additional $35.0 million of senior subordinated notes to the existing holders of the Notes, (2) make a cash payment of $20.0 million to the holders of the Notes, or (3) issue equity or receive a cash equity contribution in such amount as will result in net proceeds to the Company of no less than $50.0 million or in such lesser amount sufficient to permit us to achieve the specified leverage ratio (after giving pro forma effect to the reduction of indebtedness that shall be effected with such proceeds). If we fail to meet such leverage ratio, we expect to issue $35.0 million of senior subordinated notes to the existing holders of the Notes.

For a description of the amendment and waiver agreement entered into by the Company subsequent to March 31, 2007 with respect to, and affecting, the 2006 Credit Agreement, see Note 6, “Credit Agreement,” in the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

For a description of the consent agreement entered into by the Company subsequent to March 31, 2007 with respect to, and affecting, the Notes, see Note 7, “Senior Subordinated Indebtedness,” in the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

The Notes are unconditionally guaranteed, on a senior subordinated basis, by substantially all of our domestic subsidiaries. The indentures under which the Notes were issued require that each domestic subsidiary that will be organized in the future by us, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the Notes on a senior subordinated basis. Subordinated note guarantees are joint and several, full and unconditional and general unsecured obligations of the note guarantors. Subordinated note guarantees are subordinated in right of payment to all existing and future senior debt of the note guarantors, including the 2006 Credit Agreement, and are also effectively subordinated to all secured obligations of note guarantors to the extent of the assets securing such obligations, including the 2006 Credit Agreement. Furthermore, the indentures permit note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. See Note 13,

“Supplemental Condensed Consolidating Financial Information,” in the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

Contractual Obligations

We incurred the following contractual and other obligations in the three fiscal quarters ended December 31, 2007. For a complete listing of our contractual obligations, see our March 31, 2007 10-K.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (“FIN 48”) on April 1, 2007. As a result, we have presented $4.1 million as a current liability on the December 31, 2007 Condensed Consolidated Balance Sheet. See Note 5, “Income Taxes,” in the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

We failed to meet the specified leverage ratio of 8:1 as of September 30, 2007 and, as required under our indentures, we issued $20.0 million aggregate principal amount of additional 2009 Notes and 2011 Notes to the existing holders of the Notes on December 13, 2007. The impact that the $20.0 million of senior subordinated notes are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
$20.0 million of senior subordinated notes, principal	$19,998	$—	$14,544	$5,454	$—
$20.0 million of senior subordinated notes, interest	3,559	1,603	1,714	242	—

Total contractual obligations	$23,557	$1,603	$16,258	$5,696	$—

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51” (“SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin No. 51 (“ARB 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141(R). We are currently evaluating the impact of the adoption of SFAS No. 160 on our financial statements, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. This standard will change our accounting treatment for business combinations on a prospective basis.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the fiscal quarter ended December 31, 2007, there were no significant changes related to the Company’s market risk exposure since March 31, 2007.

Item 4. Controls and Procedures

Pursuant to Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) as appropriate to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that a material weakness existed in our internal control over financial reporting as of March 31, 2005. It was determined that the material weakness in internal control over financial reporting as of March 31, 2005 related to the fact that we lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements to resolve non-routine or complex accounting matters. This material weakness continued to exist as of December 31, 2007.

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

Based on further evaluations performed by management with assistance from its consultants, and based on information obtained in connection with the audit committee’s inquiry, management identified additional deficiencies related to the internal control system, including deficiencies in the controls related to the Company’s monthly financial close and financial reporting processes and accounting systems. Specifically, the deficiencies resulted from the absence of the following controls: (i) oversight of accounting and financial reporting personnel; (ii) certain key reconciliation controls; (iii) controls over the appropriate application of generally accepted accounting principles including accounting for income taxes; (iv) review procedures; (v) controls over the ability of financial management to override financial reporting and accounting systems; (vi) controls over information technology system development, program changes, system access and end-user computing; and (vii) an effective control environment. Management evaluated the impact of the deficiencies and has concluded that each of the control deficiencies described above represents a material weakness as of December 31, 2007.

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

The Company also has taken steps to improve its financial close process and financial reporting system including the: (i) timely preparation of its financial statements, (ii) preparation and review of key and certain other reconciliations, (iii) development of proper accounting policies and procedures to ensure compliance with generally accepted accounting principles, (iv) implementation of appropriate review procedures related to the work product provided by members of the accounting department; and (v) implementation of certain initiatives to improve our processes and controls around our financial systems. These improvements are not yet sufficiently effective and, based on the evaluation thereof by our Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not operating effectively. As of December 31, 2007, therefore, our disclosure controls and procedures were not effective.

On August 20, 2007, the audit committee of the board of directors of the Company concluded that the Company’s previously issued financial statements for fiscal year 2006 and the subsequent three quarters should no longer be relied upon because of the omission of certain footnote disclosure. See Note 13, “Supplemental Condensed Consolidating Financial Information,” in the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors, as previously disclosed in the Company’s March 31, 2007 10-K in response to Item 1A thereof, during the fiscal quarter ended December 31, 2007.

Item 6. Exhibits

Exhibit 4.1 Exchange and Registration Rights Agreement dated December 13, 2007 relating to $14,544,000 aggregate principal amount of additional 2009 Notes, between the Company, the Note Guarantors named therein and HSBC Bank, USA, National Association, as Trustee, on behalf of the Holders of the Additional Securities.

Exhibit 4.2 Exchange and Registration Rights Agreement dated December 13, 2007 relating to $5,454,000 aggregate principal amount of additional 2011 Notes, between the Company, the Note Guarantors named therein and HSBC Bank, USA, National Association, as Trustee, on behalf of the Holders of the Additional Securities.

Exhibit 10.1 Letter Agreement dated January 17, 2008 between the Company and Dean D. Durbin (incorporated by reference to our Form 8-K filed January 22, 2008).

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

Date: February 14, 2008

/s/ DAVID J. PECKER
David J. Pecker Chief Executive Officer (principal executive officer)

Date: February 14, 2008

/s/ DEAN D. DURBIN
Dean D. Durbin Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit No.	Description

Exhibit 4.1	Exchange and Registration Rights Agreement dated December 13, 2007 relating to $14,544,000 aggregate principal amount of additional 2009 Notes, between the Company, the Note Guarantors named therein and HSBC Bank, USA, National Association, as Trustee, on behalf of the Holders of the Additional Securities

Exhibit 4.2	Exchange and Registration Rights Agreement dated December 13, 2007 relating to $5,454,000 aggregate principal amount of additional 2011 Notes, between the Company, the Note Guarantors named therein and HSBC Bank, USA, National Association, as Trustee, on behalf of the Holders of the Additional Securities.

Exhibit 10.1	Letter Agreement dated January 17, 2008 between the Company and Dean D. Durbin (incorporated by reference to our Form 8-K filed January 22, 2008).

Exhibit 31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.