Form 10-K
period 2008-03-31
AMERICAN MEDIA OPERATIONS INC
filed 2008-06-30
CIK 853927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

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

As of June 27, 2008, 7,507.6 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

None

AMERICAN MEDIA OPERATIONS, INC.

FORM 10-K

For the Fiscal Year Ended March 31, 2008

		Page(s)
CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS		3

	PART I

Item 1.	Business	4

Item 1A.	Risk Factors	13

Item 1B.	Unresolved Staff Comments	20

Item 2.	Properties	20

Item 3.	Legal Proceedings	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21

Item 6.	Selected Financial Data	21

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 8.	Financial Statements and Supplementary Data	42

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	80

Item 9A(T).	Controls and Procedures	80

Item 9B.	Other Information	82

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	82

Item 11.	Executive Compensation	85

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	94

Item 13.	Certain Relationships and Related Transactions, and Director Independence	96

Item 14.	Principal Accountant Fees and Services	98

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	99

	Signatures	106

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS

THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER

FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (this “Form 10-K”) to the “Company” or “us,” “we” or “our” are to American Media Operations, Inc. and its subsidiaries. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this Form 10-K are advised that this Form 10-K contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, capital expenditures, capital structure and other financial items, (ii) statements regarding our plans and objectives, including planned introductions of new publications or other products, or estimates or predictions of actions by customers, advertisers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) outcomes of contingencies such as legal or any regulatory proceedings, and (v) statements of assumptions underlying other statements and statements about our business.

This Form 10-K identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth in Item 1A, “Risk Factors.” The factors that could affect our actual results include the following:

•	our ability to refinance our debt;

•	our high degree of leverage and significant debt service obligations;

•	changes in discretionary consumer spending patterns;

•	changes in general economic and business conditions, both nationally and internationally, which can influence the readership level of our publications as well as advertising and circulation revenue;

•	our ability to realize expected benefits from cost savings and revenue enhancement initiatives;

•	any downgrade in the rating of our securities;

•

increased competition, including price competition and competition from other publications and forms of media, such as television and radio programs and Internet sites concentrating on celebrity news and health and fitness;

•	our ability to implement our business strategy;

•	changes in demand for our services and products by our customers and advertisers;

•	changes in the price of fuel and the effect on paper or postage costs;

•	any loss of one or more of our key vendors;

•	our ability to attract and retain experienced and qualified personnel;

•	adverse results in litigation matters or any regulatory proceedings; and

•	our ability to maintain an effective system of internal controls over financial reporting.

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

We were incorporated under the laws of Delaware in 1981 and are a wholly owned subsidiary of American Media, Inc. (“Media,” or, together with its subsidiaries, “AMI”). We conduct all of Media’s operations and represent substantially all of Media’s assets. Our headquarters and principal executive offices are located at 1000 American Media Way, Boca Raton, FL 33464 and our telephone number is (561) 997-7733.

We are a leading publisher in the field of celebrity journalism and health and fitness magazines. Our publications include Star, Shape, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Muscle & Fitness Hers, Flex, National Enquirer, Globe, Country Weekly, Mira!, Sun, National Examiner, and other publications.

Our magazines comprise approximately 21% of total U.S. and Canadian newsstand circulation for audited (by the Audit Bureau of Circulations or “ABC”) weekly publications. Total average newsstand and subscription circulation per issue for all of our publications that are currently published and have a frequency of six or more times per year was approximately 7.5 million copies for fiscal year 2008.

In fiscal year 2008, we derived approximately 55% of our revenues from circulation, predominantly single copy sales in retail outlets, and subscription sales, and the remainder from advertising and other sources. Our publications are distributed to newsstands primarily by four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Wholesalers distribute the copies to approximately 103,000 retail outlets in the United States and Canada, representing, in the opinion of management, substantially complete coverage of periodical outlets in these countries. The wholesalers also process returns of our publications, bill and collect from the retailers, and make payments to our national distributors. We distribute our publications to the wholesalers with a full right of return, who in turn sell them to retailers with a full right of return. Our national distributors’ primary function is to bill and collect funds from wholesalers and remit these funds to us.

In addition to our relationships with our national distributors and wholesalers, we also have relationships with retailers, to which we pay one or more of the following:

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

Distribution Services, Inc. (“DSI”), our wholly owned subsidiary, arranges for the placement of our publications and third-party publications with retailers and monitors through its regional managers and merchandising staff that these publications are properly displayed in stores, primarily national and regional supermarket chains and major retail chains such as Wal-Mart, Kroger Companies, Safeway, Super Valu/Albertsons, Stop & Shop/Giant Food, Pathmark, Winn Dixie and Food Lion. DSI coordinates (also known as acting as a “category manager/front-end advisor”) the racking of magazine fixtures for selected retailers. In addition, DSI provides sales of marketing, merchandising and information gathering services for third parties including non-magazine clients.

Our Board of Directors has decided to explore a full range of strategic alternatives with respect to the Company, including the raising of capital, the sale of assets, the refinancing of our existing debt or other transactions that could materially change our business or capital structure. There can be no assurance that the exploration of these strategic alternatives will result in a transaction. We do not intend to disclose developments with respect to the exploration of strategic alternatives unless and until our Board has approved and we have signed definitive documentation with respect to a specific transaction.

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

On May 7, 1999, we issued $250.0 million in aggregate principal amount of 10.25% Series B Senior Subordinated Notes due May 1, 2009. These notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness, rank equally with all of our existing and future senior subordinated indebtedness, and are guaranteed on a senior subordinated basis by all of our domestic subsidiaries.

On November 1, 1999, we acquired all of the common stock of Globe Communications Corp. and certain of the publishing assets and liabilities of Globe International, Inc. (collectively, the “Globe Properties” and the “Globe Acquisition”). The Globe Properties consisted of several tabloid style magazines, including Globe, National Examiner and Sun as well as other titles including Mini Mags.

On February 14, 2002, we issued $150.0 million in aggregate principal amount of 10.25% Series B Senior Subordinated Notes due May 1, 2009. The gross proceeds from the offering were used to make a distribution to the LLC, to prepay term loans under our credit facility, and pay transaction costs. These notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness, rank equally with all our existing and future senior subordinated indebtedness, are guaranteed on a senior subordinated basis by all of our domestic subsidiaries and, together with the senior subordinated notes issued in May 1999, constitute a single series of debt securities hereinafter referred to as the “2009 Notes.”

On January 23, 2003, we acquired Weider Publications LLC, a newly formed company to which the magazine business of Weider Publications, Inc. and Weider Interactive Networks, Inc. (collectively, “Weider” or the “Weider Properties”) had been contributed by Weider Health and Fitness, Weider Health and Fitness, LLC and Weider Interactive Networks, Inc. (collectively, the “Sellers”). Weider is the leading worldwide publisher of health and fitness magazines, with a total estimated monthly readership of 25 million in the United States, more than any other publisher in the health and fitness category. Weider currently publishes seven magazines, including Muscle & Fitness, Muscle & Fitness Hers, Shape, Men’s Fitness, Flex, Fit Pregnancy, and Natural Health, with an aggregate average monthly circulation of approximately 4.0 million copies. In connection with the acquisition of the Weider Properties, we borrowed $140.0 million in a term loan and issued $150.0 million in aggregate principal amount of 8.875% Senior Subordinated Notes due January 15, 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”), and the LLC issued $50.0 million of new equity (of which approximately $8.8 million was an equity contribution from the Sellers). These notes are unsecured and subordinated in right of payment to all our existing and future senior indebtedness, rank equally with all our existing and future senior subordinated indebtedness, and are guaranteed on a senior subordinated basis by all of our domestic subsidiaries.

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

Industry Data and Circulation Information

Information contained in this Form 10-K concerning publishing industry data, circulation information, rankings, readership information (e.g., multiple readers per copy) and other industry and market information, including our general expectations concerning the publishing industry, are based on estimates prepared by us based on certain assumptions and our knowledge of the publishing industry as well as data from various third party sources. These sources include, but are not limited to, reports of the ABC, BPA Circulation Statements, Statement of Ownership figures filed with the U.S. Postal Service, Mediamark Research Inc. (“MRI”) syndicated research data and Veronis Suhler Stevenson research data. While we are not aware of any misstatements regarding any industry data presented in this Form 10-K, we have not independently verified any of the data from any of these sources and, as a result, this data may be imprecise. Our estimates, in particular as they relate to our general expectations concerning the publishing industry, involve risks and uncertainties and are subject to change based on various factors. See Item 1A, “Risk Factors.”

Unless otherwise indicated, all average circulation information for our publications is an average of actual single copy circulation and subscription copies for fiscal year 2008. All references to “circulation” are to single copy newsstand sales and paid subscription circulation, unless otherwise specified. References to “verified non-paid subscriptions” are to non-paid subscription copies designated by publishers for readership in public places or intended for individual use by recipients who are likely to have a strong affinity for the content of the publication.

Segment Information

We have aggregated our business into five reporting segments: Celebrity Publications, Tabloid Publications, Women’s Health and Fitness Publications, Distribution Services and Corporate/Other. The aggregation of our business is based upon our publications having the following similarities: economic characteristics including gross margins, types of products and services, types of production processes, type or class of customers, and method of distribution, as required by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” For a discussion of certain financial information relating to these reporting segments, see Note 14, “Business Segment Information,” in the Notes to Consolidated Financial Statements included in Item 8 herein.

CELEBRITY PUBLICATIONS SEGMENT

Our Celebrity Publications segment aggregates the following titles, which have leading market positions in the categories they serve.

•

Star is a weekly celebrity news-based glossy magazine dedicated to covering the stars of movies, television and music. Star’s editorial content also incorporates fashion, beauty and accessories. Star sells on average 716,000 single copies per week and has a total average weekly circulation of approximately 1.4 million copies, including subscriptions, and an estimated total weekly readership of 9.5 million.

•

Country Weekly is an entertainment magazine presenting all aspects of country music celebrities and their lifestyles, events and personalities, and has the highest bi-weekly circulation of any such magazine in its category. Country Weekly is a bi-weekly publication and has an average single copy circulation of 103,000 copies, with a total average bi-weekly circulation of approximately 426,000 copies, including subscriptions, and an estimated total bi-weekly readership of 3.5 million.

Circulation

The following table sets forth average circulation (per issue) and U.S. cover prices for our Celebrity Publications segment for the fiscal years 2006, 2007 and 2008.

	For Fiscal Year Ended
	March 31, 2006		March 31, 2007		March 31, 2008
	(Circulation data in thousands)
Celebrity Publications Segment
Star
Total Circulation	1,432		1,556		1,367
Subscription Circulation	584		826		651
Single Copy Circulation	848	(2)	730	(4)	716	(6)
Cover Price	$3.49	(1)	$3.49		$3.99	(1)
Country Weekly
Total Circulation	447		439		426
Subscription Circulation	306		317		323
Single Copy Circulation	141	(3)	122	(5)	103
Cover Price	$2.99		$3.49	(1)	$3.49

(1)	We increased the U.S. cover price of Star from $3.29 to $3.49 effective for the July 11, 2005 issue, and then from $3.49 to $3.99 effective for the March 31, 2008 issue. We increased the U.S. cover price of Country Weekly from $2.99 to $3.49 effective for the October 9, 2006 issue.
(2)	Amount includes two expanded issues for Star that included 108 pages versus a regular issue of 96 pages and priced at $3.99.

(3)	Amount includes four expanded issues for Country Weekly that included 84 pages versus a regular issue of 72 pages and priced at $3.49.
(4)	Amount includes eight reduced issues for Star that included 84 pages versus a regular issue of 96 pages and priced at $3.49.
(5)	Amount includes one expanded issue for Country Weekly that included 84 pages versus a regular issue of 72 pages and priced at $3.99.
(6)	Amount includes seven reduced issues for Star that included 84 pages versus a regular issue of 96 pages and priced at $3.49.

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

Competition

Each of our Celebrity Publications faces competition in its subject area from a variety of publishers and competes for readers on the basis of the quality of its targeted editorial content, display rack placements and editorial staffing. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results. As part of our re-launch of Star as a 96 page glossy magazine in fiscal year 2005, we moved the displays of Star in most retail outlets to be next to People magazine and away from our tabloid publications. We believe that our most significant direct competitors in the celebrity print media are Time Warner Inc. (which publishes People, In Style and Entertainment Weekly), Wenner Media, Inc. (which publishes US Weekly), Bauer Publishing (which publishes In-Touch and Life & Style), and Northern & Shell North America Ltd. (which publishes OK!). Competition for Country Weekly is primarily from Time Warner Inc. (which publishes People’s Country) and two national cable networks, CMT (Country Music Television) and Great American Country, along with their respective web sites.

TABLOID PUBLICATIONS SEGMENT

Our Tabloid Publications segment aggregates the following titles, which have leading market positions in the categories they serve.

•

National Enquirer is a weekly general interest publication with an editorial content devoted to celebrities, investigative reporting, human interest stories and articles covering lifestyle topics such as crime, health, fashion and beauty. We sell approximately 687,000 single copies of National Enquirer per week primarily in the United States and Canada. National Enquirer has a total average weekly circulation of approximately 1.0 million copies, including subscriptions, and an estimated total weekly readership of 8.8 million.

•

Globe is a weekly tabloid with features that are less time-sensitive and focuses on political scandals and investigative crime stories that are less mainstream and more hard-hitting than National Enquirer. Globe has an average weekly single copy circulation of 345,000 copies, with a total average weekly circulation of approximately 412,000 copies, including subscriptions, and an estimated total weekly readership of 1.2 million.

•

National Examiner’s editorial content consists of celebrity and human-interest stories, differentiating it from the other titles through its upbeat positioning as the “gossip, contests, women’s service and good news” tabloid. National Examiner has an average weekly single copy circulation of 130,000 copies, with a total average weekly circulation of approximately 152,000 copies, including subscriptions, and an estimated total weekly readership of 1.2 million.

Circulation

The following table sets forth average circulation (per issue) and U.S. cover prices for our Tabloid Publications segment for the fiscal years 2006, 2007 and 2008.

	For Fiscal Year Ended
	March 31, 2006		March 31, 2007		March 31, 2008
	(Circulation data in thousands)
Tabloid Publications Segment
National Enquirer
Single Copy Circulation	802	(1)	784	(3)	687
Cover Price	$2.99	(4)	$3.29	(4)	$3.49	(4)
Globe
Single Copy Circulation	410	(2)	386	(5)	345	(7)
Cover Price	$2.99	(4)	$3.29	(4)	$3.49	(4)
National Examiner
Single Copy Circulation	185	(2)	158	(6)	130
Cover Price	$2.29	(4)	$2.29		$2.49	(4)

(1)	Amount includes two expanded issues of National Enquirer that included 84 pages versus a regular issue of 60 and 72 pages and priced at $3.29.
(2)	Amount includes seven expanded issues of Globe that included 84 pages versus a regular issue of 60 pages and priced at $2.99. Amount includes twelve issues for National Examiner that included 72 pages versus a regular issue of 48 pages priced at $2.99.
(3)	Amount includes two expanded issues of National Enquirer that included 72 pages versus a regular issue of 60 pages and priced at $2.99.
(4)	Effective for the April 18, 2005 issue, we increased the U.S. cover price on National Enquirer from $2.69 to $2.99. We then increased the U.S. cover price on National Enquirer from $2.99 to $3.29 effective for the April 2, 2007 issue, then to $3.49 effective for the March 31, 2008 issue. Effective for the February 13, 2006 issue, we increased the U.S. cover price of Globe from $2.79 to $2.99. We then increased the U.S. cover price on Globe from $2.99 to $3.29 effective for the April 2, 2007 issue, then to $3.49 effective for the March 31, 2008 issue. We increased the U.S. cover price of National Examiner from $2.19 to $2.29 effective for the April 11, 2005 issue, then to $2.49 effective for the April 9, 2007 issue.
(5)	Effective for the August 21, 2006 issue, we decreased the number of pages of Globe from 72 pages to 56 pages.
(6)	Amount includes five expanded issues of National Examiner that included 72 pages versus a regular issue of 48 pages and priced at $2.99.
(7)	Effective for the October 22, 2007 issue, we increased the number of pages of Globe from 56 to 60 pages.

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

•

Shape is the leader in circulation and advertising revenues in the women’s active lifestyle and health and fitness category. Shape’s mission is to help women lead a healthier lifestyle by providing information on exercise techniques, nutrition, psychology and other inspirational topics, while also offering extensive beauty and fashion coverage. The magazine was named to Adweek’s Hot List in 2003, 2004 and 2005. Shape has a total average monthly circulation of approximately 1.7 million copies, including monthly subscriptions of 1.4 million, and an estimated total monthly readership of 6.1 million.

•

Fit Pregnancy was spun off from Shape in 1995. Fit Pregnancy’s editorial focus makes it a premier lifestyle magazine for Shape women during pregnancy and the first six months after childbirth. Fit Pregnancy delivers authoritative information on health, fashion, food and fitness. Fit Pregnancy recently increased its editorial emphasis on the two-year postpartum period and as a result has expanded its postnatal products advertising. Fit Pregnancy has a total average bi-monthly circulation of approximately 508,000 copies, including a combined bi-monthly paid and verified non-paid subscriptions of 439,000, and an estimated total bi-monthly readership of 2.1 million.

Circulation

The following table sets forth average circulation (per issue) and U.S. cover prices for our Women’s Health and Fitness Publications segment for the fiscal years 2006, 2007 and 2008.

	For Fiscal Year Ended
	March 31, 2006	March 31, 2007	March 31, 2008
	(Circulation data in thousands)
Women’s Health and Fitness Publications Segment
Shape
Total Circulation	1,675	1,709	1,728
Subscription Circulation	1,338	1,360	1,363
Single Copy Circulation	337	349	365
Cover Price	$3.99	$3.99	$3.99
Fit Pregnancy
Total Circulation	505	504	508
Subscription Circulation (paid & verified non-paid)	422	434	439
Single Copy Circulation	83	70	69
Cover Price	$4.95	$4.95	$4.95

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

Competition

Each of our Women’s Health and Fitness Publications faces competition in its subject area from a variety of publishers and competes for readers on the basis of the quality of its targeted editorial content, display rack placements and editorial staffing. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results. We believe that our Women’s Health and Fitness Publications’ most significant direct competitors include Condé Nast Publications, Inc. (which publishes Self and Cookie), Meredith Corporation (which publishes Fitness, Parents and American Baby), and Rodale Inc. (which publishes Women’s Health).

DISTRIBUTION SERVICES SEGMENT

DSI arranges for the placement of our publications and third-party publications with retailers, coordinates (also known as acting as a “category manager/front-end advisor”) the racking of magazine fixtures for selected retailers and monitors through its regional managers and merchandising staff that our publications and third-party publications are properly displayed in stores, primarily national and regional supermarket chains and major retail chains such as Wal-Mart, Kroger Companies, Safeway, Super Valu/Albertsons, Stop & Shop/Giant Food, Pathmark, Winn Dixie, and Food Lion. DSI does not physically distribute our publications. All deliveries of our publications are made through third-party wholesalers. DSI’s merchandising services relate to various services performed by DSI to ensure that our third-party wholesalers properly deliver our publications and third-party publications to the correct rack locations at each retailer. DSI’s sales and marketing services relate to various point of purchase services performed by DSI to increase our publications’ and third-party publications’ newsstand sales at retail locations.

In addition to the services DSI provides for our publications, DSI acts as a “category manager/front-end advisor” for approximately 44% (based on our estimates) of all new front-end racking programs. This represents approximately 47% (based on our estimates) of all the racks placed annually in the United States and Canada by supermarkets, drugstores, mass market chains and other high volume retailers for our category. DSI continues to leverage its network of field representatives, which are regularly in retail outlets performing its services, by expanding its services to provide merchandising, advertisement placements, resetting of rack programs and point of purchase information gathering services to consumer product companies outside the publishing industry. We have expanded the distribution of our magazine titles since the acquisition of the Weider Properties utilizing DSI’s extensive retail relationships.

Approximately every three years, supermarkets and other retailers typically redesign their front-end racks, generally as part of store renovations or new store openings. As a “category manager/front-end advisor” DSI is selected by retailers to assist in coordinating the selection and positioning of magazines and overall front-end space on the retailers’ racks. Publishers, including the Company, which are allocated space on a rack, enter into agreements directly with the retailer for the payment of fees (rack costs) or other charges with respect to that space. DSI uses its role as “category manager/front-end advisor” of new front-end rack programs initiated by retailers in the United States to achieve better placement of our publications and of the publications of DSI’s third-party publishing clients.

Some of DSI’s third-party publishing clients include Hachette Filipacchi, which publishes Woman’s Day and Elle; Newsweek, Inc., which publishes Newsweek; Bauer Publishing, which publishes First for Women, Woman’s World, Life & Style and In-Touch; Rodale, Inc., which publishes Prevention, Men’s Health, Woman’s Health and Best Life; General Mills, which publishes Pillsbury and Betty Crocker; and New York Magazine Holdings, which publishes New York Magazine and specials. Some of DSI’s third-party non-publishing clients include Kroger, Safeway, Source Interlink, Blackhawk Network, and Frontline Marketing, Inc.

Competition

DSI primarily competes with Time Warner Retail Services and Comag (a joint venture between Hearst and Condé Nast) in providing marketing and distribution services to magazine publishers.

CORPORATE/OTHER SEGMENT

Our Corporate/Other segment aggregates Muscle & Fitness and several other publications, ancillary sales and corporate overhead.

While most of the publications aggregated in the Corporate/Other segment have certain similar economic characteristics and also similar products and services, production processes, type or class of customers, and method of distribution as some of the other publications which are aggregated in the other reporting segments (Celebrity Publications, Tabloid Publications and Women’s Health and Fitness Publications), their gross margins are dissimilar with such other publications. Accordingly, we aggregated those publications in the Corporate/Other reporting segment.

Our publications in the Corporate/Other segment include the following titles, which have leading market positions in the categories they serve.

•

Muscle & Fitness is the preeminent monthly fitness training magazine, appealing to exercise enthusiasts and athletes of all ages, especially those focused on resistance training, body fat control and sports nutrition. Muscle & Fitness has 68 years of brand equity and has served as a successful brand extension foundation for new titles. Muscle & Fitness has a total average monthly circulation of approximately 440,000 copies, including monthly subscriptions of 289,000, and an estimated total monthly readership of 6.4 million.

•

Men’s Fitness is a leading magazine published ten times a year, for men 18-34 years old with active lifestyles. The magazine promotes a multi-training approach towards exercise and nutrition, while also offering information and advice in the areas of career, relationships, fashion and sports. Men’s Fitness has a total average circulation per issue of approximately 738,000 copies, including subscriptions per issue of 614,000, and an estimated total readership per issue of 7.7 million.

•

Muscle & Fitness Hers is a bi-monthly magazine designed for the active woman who demands more out of fitness. Muscle & Fitness Hers delivers a competitive edge for expert training, nutrition, health, beauty and fashion tips for today’s woman. Muscle & Fitness Hers readers are typically college educated, professional, fitness enthusiasts. Muscle & Fitness Hers has a total average bi-monthly circulation of approximately 107,000 copies and an estimated total bi-monthly readership of 533,000. During fiscal year 2006, Muscle & Fitness Hers was published quarterly.

•

Flex, which was spun off from Muscle & Fitness in 1983, is a monthly magazine devoted to professional bodybuilding. The magazine delivers nutrition and performance science information for bodybuilding enthusiasts. As Flex is a premier title in the bodybuilding segment, it receives a significant share of advertising devoted to the sports nutritional and vitamin business. Flex has a total average monthly circulation of approximately 101,000 copies, including monthly subscriptions of 51,000, and an estimated total monthly readership of 720,000.

•

Natural Health, published for more than 30 years, is a leading wellness magazine published ten times a year, offering readers practical information to benefit from the latest scientific knowledge and advancements in the field of natural health, including advice to improve beauty and fitness. Natural Health has a total average circulation per issue of approximately 365,000 copies, including subscriptions of 315,000, and an estimated total readership of 1.8 million.

•

Sun is a tabloid whose editorial content is skewed to an older target audience and focuses on religion, health, holistic remedies, predictions and prophecies. Sun also includes entertaining and unusual articles from around the world. Sun has a total average weekly circulation of approximately 60,000 copies, including subscriptions, and an estimated total weekly readership of 478,000.

•

Mira! is a Spanish language tabloid that features exclusive news and gossip about the hottest stars in the Latino market in movies, television and music, along with interviews and in-depth stories spotlighting them at work and at play. It is distributed at checkout counters in mass merchandisers, supermarkets and bodegas in the top 43 Hispanic markets in the United States. The tabloid was launched in June 2000 and has a total bi-weekly circulation of approximately 119,000 copies including subscriptions, and an estimated total bi-weekly readership of 872,000. It is the largest newsstand Hispanic tabloid in the United States.

Circulation

The following table sets forth average circulation (per issue) and U.S. cover prices for our Corporate/Other segment publications for the fiscal years 2006, 2007 and 2008.

	For Fiscal Year Ended
	March 31, 2006		March 31, 2007		March 31, 2008
	(Circulation data in thousands)
Corporate/Other Segment
Muscle & Fitness
Total Circulation	452		453		440
Subscription Circulation	289		286		289
Single Copy Circulation	163		167		151
Cover Price	$5.99	(1)	$5.99		$6.99	(1)
Men’s Fitness
Total Circulation	662		727		738
Subscription Circulation	546		610		614
Single Copy Circulation	116		117		124
Cover Price	$3.99		$3.99		$3.99	(1)
Muscle & Fitness Hers
Total Circulation	104		106		107
Subscription Circulation	—		15		15
Single Copy Circulation	104		91		92
Cover Price	$4.99	(1)	$4.99		$4.99
Flex
Total Circulation	110		113		101
Subscription Circulation	39		43		51
Single Copy Circulation	71		70		50
Cover Price	$5.99	(1)	$5.99		$6.99	(1)
Natural Health
Total Circulation	385		368		365
Subscription Circulation	326		314		315
Single Copy Circulation	59		54		50
Cover Price	$3.95		$3.95		$4.50	(3)
Sun
Single Copy Circulation	76		62		52
Cover Price	$2.99		$2.99		$2.99
Mira!
Single Copy Circulation	84		85		72
Cover Price	$2.19	(2)	$2.49	(2)	$2.49	(2)

(1)	We increased the U.S. cover price on Muscle & Fitness from $4.99 to $5.99 effective for the July 2005 issue, then to $6.99 effective for the May 2007 issue. We increased the U.S. cover price of Men’s Fitness from $3.99 to $4.50 effective for the May 2008 issue. We increased the U.S. cover price of Muscle & Fitness Hers from $3.99 to $5.99 effective for the Summer 2005 issue and then we reduced the U.S. cover price to $4.99 effective for the November/December 2005 issue. We increased the U.S. cover price on Flex from $4.99 to $5.99 effective for the July 2005 issue, then to $6.99 effective for the May 2007 issue.

(2)	We increased the U.S. cover price of Mira! from $1.99 to $2.19 effective with the August 22, 2005 issue, then to $2.49 effective for the October 2, 2006 issue, then to $2.69 effective for the May 12, 2008 issue.
(3)	We increased the U.S. cover price of Natural Health from $3.95 to $4.50 effective for the May 2007 issue.

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

Competition

Each of our Corporate/Other segment publications faces competition in its subject area from a variety of publishers and competes for readers on the basis of the quality of its targeted editorial content, display rack placements and editorial staffing. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results. We believe that our Corporate/Other segment publications’ most significant direct competitors include Meredith Corporation (which publishes Fitness, Parents and American Baby), Rodale Inc. (which publishes Men’s Health and Women’s Health), Wenner Media, Inc. (which publishes Men’s Journal), Advanced Research Press (which publishes Muscular Development) and Muscle Media Publishing (which publishes Muscle Media).

Mira! and Sun compete in varying degrees with other publications sold at retailers’ checkout counters, as well as forms of media concentrating on celebrity news, such as certain newspapers, magazines and television and radio programs. We believe that historical declines in single copy circulation of Mira! and Sun, have resulted in part from increased competition from these publications and other forms of media. Competition for circulation is largely based upon the content of the publication, its placement in retail outlets and its price. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price, and advertising results.

Ancillary Sales and Corporate Overhead

We have ancillary sales (primarily licensing, syndication, new media and product merchandise sales). New media comprises web sites for Star (starmagazine.com), Muscle & Fitness (muscleandfitness.com), Flex (flexonline.com), Men’s Fitness (mensfitness.com), Natural Health (naturalhealthmagazine.com), National Enquirer (nationalenquirer.com) and Country Weekly (countryweekly.com). Additionally, we maintain an online fitness portal (fitnessonline.com) and also sell a paid subscription based interactive online weight loss and exercise program (iShape.com). Content producers at each publication’s website coordinate with the editorial staff of the respective publication. Our AMI interactive group manages all online advertising sales and marketing. Our business development group handles content syndication, online licensing and new media growth areas such as wireless.

Corporate overhead includes executive staff, production and circulation department costs, and support departments such as information technology, accounting, legal, and human resources and administration.

Weider UK

We publish international versions of Muscle & Fitness and Flex, both of which are excluded from the table above, from our offices in Harrogate, England. These publications are tailored to the local markets in the United Kingdom, France, Italy, Germany, Holland and Australia. Additionally, they are distributed throughout other countries in Western Europe, Canada and New Zealand. In the six target markets, they are the industry leader in their categories for circulation and advertising revenues.

PRODUCTION, TRANSPORTATION, AND DISTRIBUTION

Outside vendors perform the pre-press operations for substantially all of our publications and are responsible for transmitting files electronically to our third party printing plants. We also outsource the printing, transportation, and distribution of all our publications.

We have a printing agreement expiring in our fiscal year 2016 with R.R. Donnelley & Sons Company (“RR Donnelly”) to print National Enquirer, Globe, Shape, Men’s Fitness, Fit Pregnancy, Muscle & Fitness, Muscle & Fitness Hers, Flex, Natural Health, National Examiner, Sun, Mira! and Country Weekly. Additionally, we have printing agreements with Quad/Graphics, Inc. to print Star expiring in our fiscal year 2015, and Trend Offset Printing, Inc. to print Star expiring in our fiscal year 2012.

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

Once printed, the newsstand copies are transported by unrelated third parties and distributed to newsstands primarily by four wholesalers. We estimate that these four wholesalers represent 85% of the newsstand distribution market, while the remaining 15% are represented by several smaller wholesalers. In fiscal year 2008, three wholesalers (Anderson News Company, The News Group, L.P. and Chas. Levy Circulating Company) each accounted for operating revenue greater than 10% of our total operating revenue and in the aggregate accounted for approximately 37% of our total operating revenue. We have service agreements with our wholesalers, which provide incentives to maintain certain levels of service. Wholesalers deliver the copies to approximately 103,000 retail sales locations. Subscription copies are distributed primarily by the United States Postal Service.

Paper is the principal raw material utilized by our publications. We purchase the paper directly from several suppliers based upon pricing and, to a lesser extent, availability, then deliver the paper to our third party printing companies. Paper is a commodity product with pricing affected by demand, capacity and economic conditions. We believe that adequate sources of supply are available to fulfill our current as well as future requirements. Our operating income could be significantly affected by changes in the price of paper used in our publications.

EMPLOYEE RELATIONS

At March 31, 2008, we employed approximately 1,389 persons equivalent to full-time employees (each, an “FTE”), of which 95 FTEs are in our Celebrity Publications segment, 71 FTEs are in our Tabloid Publications segment, 85 FTEs are in our Women’s Health and Fitness Publications segment, 778 FTEs are in our Distribution Services segment and 360 FTEs are in our Corporate/Other segment. None of our employees are represented by any union or other labor organization. We have had no strikes or work stoppages during the last five years. We believe that our relations with our employees are good.

Item 1A.	Risk Factors

Our business faces many risks. We have described below the material risks that we face. There may be additional risks that we do not yet know of or that we do not currently perceive to be material that may also impact our business. Each of the risks and uncertainties described below could lead to events or circumstances that have a material adverse effect on our business, results of operations, cash flows, financial condition and business prospects.

IF WE DO NOT REFINANCE OUR 2009 NOTES ON OR PRIOR TO FEBRUARY 1, 2009, WE MAY HAVE TO LIQUIDATE ASSETS, SEEK PROTECTION FROM CREDITORS OR MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our bank credit agreement (as amended, the “2006 Credit Agreement”) includes a $60.0 million revolving credit facility and a $450.0 million term loan commitment, which were both fully drawn as of March 31, 2008. Our revolving credit commitment matures in January 2012 and our term loan matures in January 2013, but both will mature on February 1, 2009 if we do not refinance at least $389.5 million of our outstanding 2009 Notes on or prior to February 1, 2009. In addition, the revolving credit commitment and the term loan under the 2006 Credit Agreement both will mature on October 15, 2010 if we do not refinance at least $145.5 million of our outstanding 2011 Notes on or prior to October 15, 2010.

To address this situation, we are in discussions regarding the possible extension or refinancing of the Notes. We intend to pursue these discussions to identify alternatives that are acceptable to us, although there can be no assurance that this will occur. The terms of any agreement to extend or refinance the Notes, if available at all, may be less favorable than our existing terms. We are also exploring other strategic alternatives; however, we cannot assure you that any strategic alternatives will be available.

In the event we are unable to extend or refinance the Notes or to amend the 2006 Credit Agreement, we will not have sufficient cash to meet the obligations under the 2006 Credit Agreement unless we are able to raise capital from other sources in the short term, including as a result of (i) asset sales, (ii) additional financing arrangements or (iii) operations, none of which are assured. If we are unable to repay our obligations when due, our Notes will also become due on demand as a result of cross-acceleration provisions contained in the indentures relating to the Notes, unless we are able to obtain waivers or extensions. As a result, we could be required to liquidate assets on unfavorable terms, seek protection from our creditors in one or more ways or be unable to continue as a going concern.

Although our financial statements as of March 31, 2008 and for the three fiscal years then ended have been prepared on a going concern basis (which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future), we may not be able to continue as a going concern if we are unable to refinance the Notes. Our financial statements do not give effect to any adjustments which would be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

OUR SUBSTANTIAL DEBT COULD IMPAIR OUR ABILITY TO OPERATE AND EXPOSE US TO CERTAIN RISKS.

Our future performance could be affected by our substantial amount of debt. As of March 31, 2008, our total principal amount of outstanding debt was approximately $1.1 billion, consisting of $510.0 million principal amount of debt under our credit facility and $570.0 million principal amount of Notes. Our total consolidated interest expense for fiscal year 2008 was $99.0 million. In addition, subject to certain exceptions, the covenants in our credit facility restrict us from paying dividends in cash, securities or other property, incurring additional debt, entering into certain mergers or consolidations, making capital expenditures and selling or otherwise disposing of assets. See Note 6, “Credit Agreement,” and Note 7, “Senior Subordinated Indebtedness,” to the Notes to Consolidated Financial Statements in Item 8 herein for a discussion of certain waivers we have obtained.

Our high level of debt could have important consequences for our business and operations, including the following:

•

our debt level requires that a substantial portion of our cash flow from operations be used for the payment of interest on debt, reducing our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements;

•	we may have difficulty refinancing our debt in the future and the terms of any such refinancing, if available at all, may be less favorable to us than the terms of our existing debt;

•	some of our debt under our credit facility has a variable rate of interest, which exposes us to the risk of increased interest rates;

•	we may have a much higher level of debt than certain of our competitors, which may put us at a competitive disadvantage;

•	our debt level makes us more vulnerable to economic downturns and adverse developments in our business;

•	our debt level reduces our flexibility in responding to changing business and economic conditions, including increased competition in the publishing industry; and

•	our debt level limits our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategy.

Under our credit facility, we also must comply with certain specified financial ratios and tests. Our ability to satisfy such ratios and tests are dependent on our business performing in accordance with our projections. If the performance of our business deviates from our projections, we may not be able to satisfy such ratios and tests, including the senior secured leverage ratio under our 2006 Credit Agreement. See Note 6, “Credit Agreement,” in the Notes to Consolidated Financial Statements in Item 8 herein for a discussion of these financial ratios and tests. If we do not comply with these or other covenants and restrictions contained in our credit facility, we could default under our credit facility. Our outstanding debt under our credit facility, together with accrued interest, could then be declared immediately due and payable. Our ability to comply with such provisions may be affected by events beyond our control. Moreover, the instruments governing almost all of our other debt contain cross-acceleration provisions so that an acceleration under any of our debt may result in a default under our other debt instruments. If a cross-acceleration occurs, the maturity of almost all of our debt could be accelerated and become immediately due and payable. If that happens, we would not be able to satisfy our debt obligations, which would have a substantial adverse effect on our ability to continue as a going concern.

Obligations under our credit facility are secured by substantially all of our assets and the assets of all of our domestic subsidiaries. In addition, our obligations under our credit facility are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, substantially all of our existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of our subsequently acquired or organized subsidiaries. If we or one of our restricted subsidiaries are declared bankrupt or insolvent or if we default under our credit facility, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such debt, the lenders could foreclose on the pledged stock of our subsidiaries and on the assets in which they have been granted a security interest, even if an event of default exists under either series of our Notes at such time. We may not have sufficient funds to repay our Notes after the foreclosure on such assets.

OUR BUSINESS AND RESULTS OF OPERATIONS ARE AFFECTED BY AND DEPENDENT UPON DISCRETIONARY CONSUMER SPENDING PATTERNS.

Our business is sensitive to a number of factors that influence the level of discretionary consumer spending, including political and economic conditions, such as recessionary and inflationary environments. Notably, recent increases in the retail price of gasoline and the potential for further increases in gasoline and other energy costs, increases in credit card, home mortgage, and other borrowing costs, and declines in housing values could lead to declines in overall consumer confidence and discretionary spending. A decline in discretionary consumer spending on publications, particularly those sold at retailers’ checkout counters and those targeting certain demographics particularly affected by challenging economic conditions, could have a material adverse effect on our business, operating results and profitability.

GENERAL ECONOMIC TRENDS, AS WELL AS TRENDS IN ADVERTISING SPENDING AND COMPETITION, MAY REDUCE OUR ADVERTISING AND CIRCULATION REVENUES WHICH REPRESENT THE VAST MAJORITY OF OUR REVENUES.

Our advertising and circulation revenues, which accounted for 92% of our total operating revenues in fiscal year 2008, are subject to the risks arising from adverse changes in domestic and global market conditions (i.e., increases in gas prices and interest rates) and possible shifting of advertising spending from print to Internet or other media or decreases in advertising budgets. Extraordinary weather conditions, such as hurricanes (i.e., Hurricane Katrina in fiscal year 2006), can impact newsstand sales, advertising revenues and other revenues like distribution. Any adverse impact of economic conditions on our business may result in reductions in advertising and circulation revenue.

Our circulation revenues are subject to the risks arising from our ability to institute price increases for our print products and are affected by competition from other publications and other forms of media available in our various markets, changing consumer lifestyles resulting in decreasing amounts of free time, declining frequency of regular magazine buying among young people, and increasing costs of circulation acquisition.

WE MAY NOT BE ABLE TO REALIZE EXPECTED BENEFITS FROM COST SAVINGS AND REVENUE ENHANCEMENT INITIATIVES.

We implemented initiatives relating to cost savings and revenue enhancements during the first quarter of fiscal year 2009 that are expected to result in increases in operating income of approximately $21.0 million and approximately $2.0 million, respectively, during fiscal year 2009. Costs savings primarily include production savings and cost reductions related to staffing and selling, general and administrative expenses. Revenue enhancements include the publishing of an additional issue of Muscle & Fitness. As of May 31, 2008, we believe that $19.0 million of cost savings initiatives and $4.0 million of revenue enhancement opportunities are expected to be achieved during fiscal year 2009. We may not ultimately be able to realize some or all of the benefits of these initiatives.

A DOWNGRADE IN THE RATINGS OF THE SECURITIES OF OUR COMPANY COULD RESULT IN INCREASED INTEREST AND OTHER FINANCIAL EXPENSES RELATED TO FUTURE BORROWINGS OF OUR COMPANY AND COULD RESTRICT OUR ACCESS TO ADDITIONAL CAPITAL OR TRADE CREDIT.

Standard and Poor’s Ratings Services and Moody’s Investors Service maintain credit ratings on us. At March 31, 2008, our short- and long-term debt was rated “CCC-” by Standard & Poor’s Rating Services and “Caa3” by Moody’s. Each of these ratings is currently below investment grade. Any decision by these or other ratings agencies to downgrade such ratings in the future could result in increased interest and other financial expenses relating to our future borrowings and could restrict our ability to obtain additional financing on satisfactory terms or at all. In addition, any downgrade could restrict our access to, and negatively impact the terms of, trade credit extended by our suppliers.

SOME OF OUR PUBLICATIONS HAVE EXPERIENCED DECLINES IN SINGLE COPY CIRCULATION.

We believe that the principal factors contributing to the declines in our single copy circulation include: (1) increased competition from other publications and forms of media, such as certain newspapers, television and radio programs and Internet sites concentrating on celebrity news; (2) a general industry-wide decline in single copy circulation of individual publications due to an increasing number of publications in the industry; and (3) diminished service levels from wholesalers who distribute our magazines to retailers and fill the pockets at checkout counters as a result of consolidation among wholesalers and their related efforts to cut expenses.

Historically, we have been able to offset some of the declines in single copy circulation, in part, through increases in cover prices. We cannot assure you that we will be able to increase cover prices without decreasing circulation, or be able to take other measures, such as increasing advertising revenue rates or pages, and decrease promotion expenses of our titles to offset such circulation declines, or that the single copy circulation declines described above will be reversed. Continued declines in circulation could have a material adverse effect on our business and financial performance and condition.

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

WE OPERATE IN A VERY COMPETITIVE BUSINESS ENVIRONMENT.

Star, National Enquirer, Globe, National Examiner, Sun, Mira! and Country Weekly compete in varying degrees with other publications sold at retailers’ checkout counters, as well as forms of media concentrating on celebrity news, such as certain tabloids, magazines and television and radio programs. We believe that historical declines in single copy circulation of National Enquirer, Globe and National Examiner have resulted in part from increased competition from these publications and forms of media. Competition for circulation is largely based upon the content of the publication, its placement in retail outlets and its price. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, price and advertising results. Certain of our competitors have substantially larger operating staffs, greater capital resources and greater revenues from their publications. In this respect, we may be at a competitive disadvantage with such entities. We believe that currently our most significant direct competitors in the print media are Time Warner Inc. (which publishes People, People’s Country, In Style and Entertainment Weekly), Wenner Media, Inc. (which publishes US Weekly and Men’s Journal), Rodale Inc. (which publishes Men’s Health and Women’s Health), Bauer Publishing (which publishes In-Touch and Life & Style), Condé Nast Publications, Inc. (which publishes Self and Cookie) and Northern & Shell North America Ltd. (which publishes OK!). As use of the Internet and new on-line ventures focusing on celebrity news increase, we will face additional competition.

In addition, we compete with many other companies providing marketing and distribution services, such as full-service national distributors, wholesalers and publishers with their own marketing organizations. Certain of our competitors have substantially larger operating staffs and greater capital resources. In this respect, we may be at a competitive disadvantage with such entities.

Increased competition may result in less demand for our products and services which may have a material adverse effect on our business, results of operations and financial condition.

OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY ESCALATING FUEL COSTS AND INCREASES IN THE PRICE OF PAPER OR POSTAGE.

Many aspects of our business have been, and continue to be, directly affected by the continuously rising cost of fuel. Increased fuel costs have translated into increased costs for the products and services we receive from our third party suppliers including, but not limited to, increased production and distribution costs for our products. In particular, paper and postage represent significant components of our total cost to produce and distribute our printed products. Paper is a commodity and its price has been subject to significant volatility. Furthermore, because the United States Postal Service distributes substantially all of our subscription publications and many of our marketing materials, increases in the cost of postage to mail our subscription publications may have an adverse effect on our business. We cannot predict with certainty the magnitude of future price changes in paper and postage or how increased fuel costs will affect our third party suppliers and the rates they charge us. If fuel, paper or postage prices increase, and we cannot pass these costs on to our customers, such increases may have a material adverse effect on our business, results of operations and financial condition.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE LOSE ONE OR MORE OF OUR VENDORS.

A loss of one or more of our vendors related to production or circulation or a disruption in one of those vendors’ businesses or a failure by one of them to meet our production or circulation needs on a timely basis could cause temporary shortages in needed materials or services which could have a negative effect on our business and results of operations.

TERRORIST ATTACKS AND OTHER ACTS OF VIOLENCE OR WAR MAY AFFECT THE FINANCIAL MARKETS AND OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Terrorist attacks may negatively affect our operations and financial condition. There can be no assurance that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our retailers and customers. These events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and world financial markets and economy. They could result in an economic recession in the United States or abroad. Any of these occurrences could have a material adverse impact on our business, results of operations and financial condition.

OUR PERFORMANCE COULD BE ADVERSELY AFFECTED IF WE LOSE OUR KEY PERSONNEL.

We believe that our success is largely dependent on the abilities and experience of our senior management team. The loss of the services of one or more of these senior executives could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies. We do not maintain key man life insurance on the lives of our senior management. We have entered into employment contracts with our senior management team, all of which contain non-compete provisions. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations.

PENDING AND FUTURE LITIGATION OR REGULATORY PROCEEDINGS COULD MATERIALLY AFFECT OUR OPERATIONS.

Because the focus of some of our publications often involves celebrities or controversial subjects and because of our news gathering techniques, the risk of defamation or invasion of privacy litigation or the filing of criminal charges exists. While we have not historically experienced any difficulty obtaining insurance coverage, we cannot assure you that we will be able to do so in the future at rates acceptable to us or at all. There are currently no claims pending that we believe would have a material adverse effect on our operations. We cannot assure you that any pending or future litigation, if adversely determined, would not have a material adverse effect on our business, results of operations and financial condition.

The SEC is conducting an informal inquiry in connection with the restatement of our financial statements for the fiscal year ended March 31, 2005, and the fiscal quarters ended June 30, 2005 and September 30, 2005 (the “Restatement”). We are cooperating fully with this inquiry. We cannot predict the outcome of this inquiry, including whether the SEC will take any action against us. Likewise, we are unable to predict whether there will be private civil litigation as a result of the Restatement.

IF OUR GOODWILL OR OTHER IDENTIFIABLE INTANGIBLE ASSETS BECOME IMPAIRED, WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS.

As of March 31, 2008, the net book value of our goodwill and other intangible assets was approximately $747.4 million. Accounting rules require us to record a charge against our earnings to the extent that any of these assets are impaired. Accordingly, impairment of our goodwill, tradenames, covenants not to compete, subscriber lists, advertising relationships, non-subscriber customer relationships or the impairment of other intangible assets due to litigation, obsolescence, competitive factors or other reasons could result in a material charge against our earnings and have a material adverse effect on our results of operations. During the fourth fiscal quarter ended March 31, 2008, certain goodwill, tradenames and other identified intangibles were revalued and determined to be impaired. The impairment charges recorded in the fourth quarter of fiscal year 2008 were $3.2 million relating to tradenames, $27.8 million relating to goodwill and $0.1 million relating to other identified intangibles.

FUTURE ACQUISITIONS, PARTNERSHIPS AND JOINT VENTURES MAY REQUIRE SIGNIFICANT RESOURCES AND/OR RESULT IN SIGNIFICANT UNANTICIPATED LOSSES, COSTS OR LIABILITIES.

In the future, we may seek to grow the Company and its businesses by making acquisitions or entering into partnerships and joint ventures. Any future acquisition, partnership or joint venture may require that we make a significant cash investment, issue stock or incur substantial debt. In addition, acquisitions, partnerships or investments may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our businesses. Furthermore, any future acquisitions of businesses or facilities could entail a number of additional risks, including:

•	problems with effective integration of operations;

•	the inability to maintain key pre-acquisition business relationships;

•	increased operating costs;

•	exposure to unanticipated liabilities; and

•	difficulties in realizing projected efficiencies, synergies and cost savings.

We have incurred indebtedness to finance past acquisitions. We may finance future acquisitions with additional indebtedness, subject to limits in our debt agreements. As a result, we could face the financial risks associated with incurring additional indebtedness such as reducing our liquidity and access to financing markets and increasing the amount of cash flow required to service such indebtedness.

WE MAY NOT BE ABLE TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL AND DISCLOSURE CONTROLS OVER FINANCIAL REPORTING.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully. If we cannot provide reliable financial reports or prevent fraud, our operating results and reputation would be harmed. As part of our ongoing monitoring, we may discover material weaknesses or significant deficiencies in our internal control over financial reporting under standards adopted by the Public Company Accounting Oversight Board that require remediation.

For the fiscal years ended March 31, 2005, 2006 and 2007, we identified material weaknesses in our internal control over financial reporting. We identified that a material weakness in the design of internal controls over financial reporting existed at March 31, 2005 because we lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements to resolve non-routine or complex accounting matters. Subsequently, we also identified errors in our financial statements which we restated in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Management also identified additional deficiencies related to the control environment, including deficiencies in the controls related to the Company’s monthly financial close and reporting processes and accounting systems. Management evaluated the impact of the deficiencies and concluded that each of these deficiencies represented a material weakness. These material weaknesses continued to exist as of the end of the first three quarters of fiscal year 2008, during which time we were engaged in the implementation and testing of remedial measures designed to address these material weaknesses. Thereafter, we completed testing of the design and operating effectiveness of internal controls to demonstrate their operating effectiveness over a period of time sufficient to support our conclusion that, as of March 31, 2008, we had remediated the previously reported material weaknesses in our internal control over financial reporting.

We cannot assure that other internal or disclosure control deficiencies might not be identified in the future. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, cause us to not satisfy our reporting obligations, cause investors to lose confidence in our reported financial information or harm our reputation, all of which could have a material adverse effect on the market value of our securities and our results of operations and financial condition.

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

We share equally in the credit risk for sales to our wholesalers under our agreement with our largest national distributor.

We maintain a reserve account for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to pay, additional allowances might be required.

OUR SINGLE COPY REVENUES CONSIST OF COPIES SOLD PRIMARILY TO FOUR WHOLESALERS.

Single copy revenues consist of copies distributed to newsstands primarily by four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. In fiscal year 2008, three wholesalers (Anderson News Company, The News Group, L.P. and Chas. Levy Circulating Company) each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for approximately 37% of our total operating revenue. Our operating results could be materially affected if one or more of these wholesalers stopped distributing our publications. Service agreements with two of these wholesalers require at least 120 days’ prior notice of termination, with terms expiring on December 31, 2008. The other two wholesaler service agreements require at least 90 days’ prior notice of termination, with terms expiring on December 31, 2008. We cannot assure that our wholesalers will renew these contracts with favorable terms, extend the terms of these contracts, or extend their relationship with us at all when these contracts expire.

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

The following table sets forth certain information with respect to our principal locations as of May 31, 2008. All such locations are leased. We consider the locations presently used for our operations as adequate for our present needs.

Location	Principal Use	Approximate Square Feet	Lease Expiration Date
Boca Raton, FL 1000 American Media Way	Executive, editorial, and administrative offices for our Tabloid Publications and Corporate/Other segments	55,660	Lease expires in 2012

New York, NY One Park Avenue	Executive, editorial, sales and administrative offices for all of our segments except our Distribution Services segment	76,330	Lease expires in 2011 (sublease expires in 2010)

Woodland Hills, CA 21100 Erwin Street	Editorial, sales and administrative offices for our Women’s Health and Fitness Publications and Corporate/Other segments	28,893	Lease expires in September 2008

Delray Beach, FL 190 Congress Park Drive	Administrative offices for our Distribution Services segment	16,362	Lease expires in December 2008

Los Angeles, CA 6420 Wilshire Blvd	Editorial offices for our Tabloid Publications and Celebrity Publications segments	8,650	Lease expires in 2009

Item 3.	Legal Proceedings

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

Pursuant to a Unanimous Written Consent of our sole stockholder, Media, effective as of March 13, 2008, the Board of Directors of the Company was re-elected in its entirety. Such directors were elected to serve until the election and qualification of their respective successors. The directors are as follows: Richard J. Bressler, Anthony J. DiNovi, Michael Garin, Saul D. Goodman, Soren L. Oberg, David J. Pecker, Kathleen G. Reiland, Daniel G. Ross and Jeffrey Sagansky.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is wholly owned by Media. The covenants in our credit facility restrict us from paying dividends in cash, securities or other property, and we did not make any dividend payments in fiscal years 2007 and 2008.

Item 6.	Selected Financial Data

The selected financial data for each of the five fiscal years in the period ended March 31, 2008 below have been derived from the consolidated financial statements of the Company, which have been audited by an independent registered public accounting firm. The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Form 10-K.

	Fiscal Year Ended
	March 29, 2004	March 31, 2005 (1)	March 31, 2006	March 31, 2007	March 31, 2008
Statement of Income (Loss) Data:
Operating revenues	$484,680	$492,065	$478,978	$470,860	$490,774
Operating expenses (2)	380,463	423,128	559,802	724,555	423,720

Operating income (loss)	104,217	68,937	(80,824)	(253,695)	67,054
Loss on insurance settlement	(740)	—	—	—	—
Interest expense	(68,380)	(78,945)	(86,026)	(97,435)	(99,042)
Senior subordinated notes issued	—	—	—	—	(17,109)
Amortization of deferred debt costs	(6,621)	(6,568)	(10,727)	(7,987)	(10,926)
Other income (loss), net (3)	(153)	(57)	1,712	2,512	2,098

Income (loss) before provision (benefit) for income taxes and loss from discontinued operations	28,323	(16,633)	(175,865)	(356,605)	(57,925)
Provision (benefit) for income taxes	13,282	(4,882)	(42,873)	(22,936)	3,284

Income (loss) from continuing operations	15,041	(11,751)	(132,992)	(333,669)	(61,209)
Loss from discontinued operations, net of income taxes (4)	(2,073)	(2,081)	(27,893)	(10,129)	(685)

Net income (loss)	$12,968	$(13,832)	$(160,885)	$(343,798)	$(61,894)

Balance Sheet Data:
Total assets	$1,473,659	$1,444,970	$1,289,314	$979,283	$941,159
Property and equipment, net	$23,994	$17,806	$10,590	$6,906	$5,097
Deferred rack costs, net	$23,405	$15,019	$20,943	$11,838	$7,749
Goodwill and other identified intangibles, net	$1,276,463	$1,262,365	$1,108,330	$786,867	$747,415
Total debt (5)	$990,922	$974,409	$1,000,321	$1,060,217	$1,077,681
Total stockholder’s equity (deficit)	$184,408	$170,468	$9,324	$(334,417)	$(399,082)
Other Data:
Depreciation of property and equipment (6)	$10,316	$11,120	$11,531	$6,218	$4,233
Amortization of deferred rack costs (6)	$19,062	$20,843	$18,632	$17,204	$10,810

(1)	Beginning with the fiscal quarter ended March 31, 2005 and thereafter, we changed our fiscal year end to a calendar (or March 31, 2005) year end from a publishing calendar (or March 28, 2005) year end. This resulted in three additional days of operating expenses in our fourth fiscal quarter of fiscal year 2005. The three additional days decreased operating income and net income by approximately $1.0 million and $0.6 million, respectively. The three additional days did not have an effect on operating revenue.
(2)	We recorded a non-cash provision for impairment of intangible assets and goodwill of $131.7 million, $305.4 million and $31.1 million in fiscal years 2006, 2007 and 2008, respectively.
(3)	Other income (loss), net includes minority interest expense as well as other non-operating income and expense. Other income for fiscal year 2006 includes cash received of $1.6 million related to the sale of stock. We had provided advertising to a third party during fiscal year 2001, resulting in a receivable due from such third party, which we previously deemed to be worthless. In fiscal year 2003, we exchanged the receivable associated with that advertising for stock in the third party, which we sold in fiscal year 2006. Other income in fiscal year 2007 was primarily related to $1.2 million of cash received related to the recognition of the deferred gain on the sale of Frontline Marketing Inc. and $1.3 million related to interest income, partially offset by minority interest expense. Other income in fiscal year 2008 was primarily related to interest income, partially offset by minority interest expense.

(4)	In fiscal year 2007, we discontinued the publication of Celebrity Living Weekly, MPH, Shape En Espanol and Looking Good Now and during fiscal year 2008, we discontinued the publication of Weekly World News. As a result, the balances associated with these titles have been reclassified to loss from discontinued operations, net of income taxes for all years presented.
(5)	Includes current maturities of long-term debt.
(6)	Includes balances associated with continuing and discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is a discussion of our financial condition and results of operations for the three fiscal years ended March 31, 2008. This discussion should be read in conjunction with our Consolidated Financial Statements, and the Notes thereto, found in Item 8 herein and the Selected Financial Data found in Item 6 herein. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations exclude the results of our discontinued operations for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. See Note 3, “Discontinued Operations,” in the Notes to Consolidated Financial Statements in Item 8 herein for a discussion regarding discontinued operations.

Executive Summary

We are a leading publisher in the field of celebrity journalism and health and fitness magazines. Our publications include Star, Shape, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Muscle & Fitness Hers, Flex, National Enquirer, Globe, Country Weekly, Mira!, Sun, National Examiner, and other publications. Our magazines comprise approximately 21% of total U.S. and Canadian newsstand circulation for audited weekly publications. For fiscal year 2008, total average newsstand and subscription circulation per issue for all of our publications that are currently published and have a frequency of six or more times per year was approximately 7.5 million copies.

We implemented cost savings initiatives and revenue enhancement opportunities (the “Management Action Plan”) during the quarter ended March 31, 2007 that were expected to result in $19.0 million to $20.0 million of cost savings and $17.0 million to $18.0 million of revenue enhancements during fiscal year 2008. We achieved $19.0 million of these cost savings and $15.9 million of these revenue enhancements. Cost savings included the rationalization of unprofitable subscriptions, production savings and headcount reductions. Revenue enhancements included cover price increases on selected titles other than Star, advertising rate increases in our Tabloid Publications, Women’s Health and Fitness Publications and Celebrity Publications other than Star and certain online initiatives that required minimal investment.

We implemented additional initiatives relating to cost savings and revenue enhancements during the first quarter of fiscal year 2009 that are expected to result in increases in operating income of approximately $21.0 million and approximately $2.0 million, respectively, during fiscal year 2009. Costs savings primarily include production savings and cost reductions related to staffing and selling, general and administrative expenses. Revenue enhancements include the publishing of an additional issue of Muscle & Fitness. As of May 31, 2008, we believe that $19.0 million of cost savings initiatives and $4.0 million of revenue enhancement opportunities are expected to be achieved during fiscal year 2009. We may not ultimately be able to realize some or all of the benefits of these initiatives.

On April 4, 2006, our Board of Directors committed to a plan (the “Plan”) to restructure certain of our operations. The Plan was adopted to improve our profitability and future net cash flows, and included actions that we have taken, including: discontinuing the publication of Celebrity Living Weekly, MPH and Shape En Espanol, the relocation of the operations associated with National Enquirer from New York City back to Boca Raton, Florida, centralizing certain operations, and reducing certain other operating, general and administrative expenses. Our relocation plan involved the termination of approximately 50 employees. This activity resulted in a charge of $3.9 million for fiscal year 2007, which included $2.4 million for termination benefits, $0.1 million for costs associated with the relocation of employees, $0.6 million for facility closures and $0.9 million for deferred rack cost write-offs. In addition, during the fourth quarter of fiscal year 2007, we discontinued the publication of Looking Good Now and during the second quarter of fiscal year 2008, we discontinued the publication of Weekly World News. The total loss from all of the above mentioned discontinued operations was $0.7 million, $10.1 million and $27.9 million, net of taxes, for fiscal years 2008, 2007 and 2006, respectively. Operating results of these publications have been classified as discontinued operations for all periods presented. See

Note 3, “Discontinued Operations,” and Note 9, “Restructuring Activities,” in the Notes to Consolidated Financial Statements included in Item 8 herein for further discussion.

Our Board of Directors has decided to explore a full range of strategic alternatives with respect to the Company, including the raising of capital, the sale of assets, the refinancing of our existing debt or other transactions that could materially change our business or capital structure. There can be no assurance that the exploration of these strategic alternatives will result in a transaction. We do not intend to disclose developments with respect to the exploration of strategic alternatives unless and until our Board has approved and we have signed definitive documentation with respect to a specific transaction.

During fiscal years 2008, 2007 and 2006, we recorded non-cash provisions for the impairment of intangible assets and goodwill of $31.1 million, $305.4 million and $131.7 million, respectively. For a detailed description of these impairment charges, see Note 2, “Goodwill and Other Identified Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8 herein.

In fiscal years 2008, 2007 and 2006, approximately 55%, 57% and 58%, respectively, of our total operating revenues was from circulation. Single copy sales accounted for approximately 83% of such circulation revenues in each of fiscal years 2008 and 2007 and 82% of such circulation revenues in fiscal year 2006. The remainder of circulation revenues was from subscription sales.

Our advertising revenues are generated by national advertisers, including sports nutrition products, automotive, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, fashion and direct response. In fiscal years 2008, 2007 and 2006, approximately 37%, 35% and 34%, respectively, of our total operating revenues was from advertising.

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

Other popular magazines include Flex, Fit Pregnancy, Natural Health, Muscle & Fitness Hers, and Country Weekly. Flex, which was spun off from Muscle & Fitness in 1983, is a monthly magazine devoted to professional bodybuilding. The magazine delivers nutrition and performance science information for bodybuilding enthusiasts. Fit Pregnancy was spun off from Shape in 1995. Fit Pregnancy’s editorial focus makes it a premier lifestyle magazine for Shape women during pregnancy and the first six months after childbirth. Fit Pregnancy delivers authoritative information on health, fashion, food, and fitness. Natural Health is a leading wellness magazine published ten times a year, offering readers practical information to benefit from the latest scientific knowledge and advancements in the field of natural health, including advice to improve beauty and fitness. Muscle & Fitness Hers is designed for the active woman who demands more out of fitness and delivers a competitive edge for expert training, nutrition, health, beauty and fashion tips for today’s woman. Country Weekly is an entertainment magazine presenting all aspects of country music celebrities and their lifestyles, events and personalities, and has the highest bi-weekly circulation of any such magazine in its category.

Our tabloid-type publications consist of National Enquirer, Globe, National Examiner, Sun, and Mira!. Our largest tabloid circulations, National Enquirer and Globe, which commenced publication in 1953, have been two of the leading general interest tabloids for over 50 years. National Enquirer is a weekly general interest publication with an editorial content devoted to celebrities, investigative reporting, human interest stories and articles covering lifestyle topics such as crime, health, fashion and beauty. Globe is a weekly tabloid with features that are less time-sensitive and focuses on political scandals and investigative crime stories that are less mainstream and more hard-hitting than National Enquirer.

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

We believe that our brand names are among the most familiar magazine and tabloid-type titles to consumers and are synonymous with the celebrity and fitness genre. In our opinion, the long history and strong brand identity of our publications has allowed us to establish a large and loyal readership base.

Broad distribution base

Our publications are sold in all 50 states in the United States, as well as in Canada and, to a lesser extent, the United Kingdom, continental Europe, Latin America and Australia. Our distribution in the United States includes virtually all of the leading supermarkets, mass merchandisers, and major convenience store chains as well as a broad base of regional and local newsstand outlets. In addition, DSI, our wholly owned subsidiary that works with retailers to design their front-end racks and position magazines for increased sales, provides a value-added service to the retailers and helps to further strengthen our retailer relationships and distribution. Our distribution base also allows us to efficiently launch new titles and expand the distribution of acquired titles.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to revenue, trade receivables and allowance for doubtful accounts, goodwill and other intangible assets, deferred rack costs, income taxes and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. Critical accounting policies are those that are both most important to the portrayal of a company’s financial position and results of operations, and require management’s most difficult, subjective or complex judgments. The following accounting policies and estimates are those that management deems most critical. For a complete listing of our significant accounting policies, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8 herein.

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

Goodwill and Intangible Assets

We account for goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Our reporting units and related indefinite-lived intangibles are tested annually in accordance with SFAS No. 142 during the fourth quarter of each fiscal year to determine whether their carrying value exceeds their fair value. Goodwill and other indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would indicate that impairment exists. Impairment losses, if any, are reflected in operating income or loss in the Consolidated Statements of Loss. Our reporting units consist of each of our publications and other consolidated subsidiaries.

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

In assessing goodwill and intangible assets for impairment, we make estimates of fair value which are based on our projection of revenues, operating costs, and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. Changes in our judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill or other intangible assets.

During fiscal years 2008, 2007 and 2006, we recorded certain non-cash provisions for impairment of intangible assets and goodwill. See Note 2, “Goodwill and Other Identified Intangible Assets,” in the Notes to Consolidated Financial Statements included in Item 8 herein for further discussion relating to the charges and assumptions utilized.

Deferred Rack Costs

Rack costs are capitalized and amortized as a reduction in circulation revenue in accordance with the terms of the relevant agreements (typically 36 months). We perform periodic and timely reviews to determine if impairment charges are required due to market conditions including store closings or store bankruptcies.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The liability method of accounting for deferred income taxes requires a valuation against deferred tax assets, if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The effect on any changes in deferred tax assets and liabilities as a result of a change in tax rates is recognized in income.

Effective April 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

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

RESULTS OF OPERATIONS

The following table presents our results of operations by segment for the periods indicated (in thousands):

	Fiscal Year Ended
	March 31, 2006	March 31, 2007	March 31, 2008
Operating Revenue
Celebrity Publications	$135,004	$123,917	$127,667
Tabloid Publications	142,964	141,198	140,667
Women’s Health and Fitness Publications	74,468	75,866	85,533
Distribution Services	31,118	31,559	32,956
Corporate/Other	104,612	107,129	112,649
Intersegment Eliminations	(9,188)	(8,809)	(8,698)

Total Operating Revenue	$478,978	$470,860	$490,774

Operating Income (Loss) (1)
Celebrity Publications	$(27,933)	$(108,683)	$20,747
Tabloid Publications	(11,415)	(37,292)	64,832
Women’s Health and Fitness Publications	23,847	23,978	29,248
Distribution Services	7,315	7,769	8,666
Corporate/Other	(72,638)	(139,467)	(56,439)

Total Operating Income (Loss)	$(80,824)	$(253,695)	$67,054

(1)	Operating loss for fiscal year 2006 includes impairment losses for tradenames and goodwill of $61.4 million for Celebrity Publications, $68.1 million for Tabloid Publications and $2.1 million for Corporate/Other. Operating loss for fiscal year 2007 includes impairment losses for tradenames, goodwill and other identified intangibles of $128.0 million for Celebrity Publications, $97.6 million for Tabloid Publications and $79.8 million for Corporate/Other. Operating income for fiscal year 2008 includes impairment losses for tradenames, goodwill and other identified intangibles of $11.5 million for Celebrity Publications and $19.6 million for Corporate/Other. See Note 2, “Goodwill and Other Identified Intangible Assets,” in the Notes to Consolidated Financial Statements in Item 8 herein for further discussion.

Comparison of Fiscal Year Ended March 31, 2008 to Fiscal Year Ended March 31, 2007

Operating Revenue

Total operating revenue was $490.8 million and $470.9 million for fiscal years 2008 and 2007, respectively, representing an increase in revenue of $19.9 million, or 4.2%. This increase in operating revenue is primarily attributable to a $3.8 million increase in operating revenue relating to our Celebrity Publications, a $9.7 million increase in operating revenues relating to our Women’s Health and Fitness Publications, a $1.5 million increase in net operating revenues relating to our Distribution Services and a $5.5 million increase in operating revenues relating to Corporate/Other. These items were partially offset by a $0.5 million decrease in operating revenue relating to our Tabloid Publications.

Single copy revenue consists of copies distributed to newsstands primarily by four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Tabloid Publications, Women’s Health and Fitness Publications and Corporate/Other segments. In fiscal years 2008 and 2007, three wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 37% of our total operating revenue. Our operating results could be materially affected if one or more of these wholesalers stopped distributing our publications. We have service agreements with our wholesalers, which provide incentives to maintain certain levels of service. Two of these wholesaler service agreements require at least 120 days’ prior notice of termination, with terms expiring on December 31, 2008. The other two wholesaler service agreements require at least 90 days’ prior notice of termination, with terms expiring on December 31, 2008.

Operating Expense

Total operating expense was $423.7 million and $724.6 million for fiscal years 2008 and 2007, respectively, representing a decrease of $300.8 million, or 41.5%. This decrease in operating expense is primarily due to a $274.3 million decrease in the non-cash provision for impairment of intangible assets and goodwill in fiscal year 2008 when compared to the fiscal year 2007 non-cash impairment charges. Also contributing to the decrease in operating expense was a decrease in selling, general and administrative expense of $4.9 million, a $19.3 million combined decrease in editorial, production, distribution, circulation and other cost of sales, and a $2.4 million reduction in depreciation and amortization expense, primarily due to certain assets becoming fully depreciated.

The implementation of our Management Action Plan in the fourth quarter of fiscal year 2007 and the continuation of cost savings associated with the results of the Plan implemented in the first quarter of fiscal year 2007 resulted in the above mentioned $19.3 million combined decrease in editorial, production, distribution, circulation and other cost of sales, as well as a $1.0 million decrease in sales promotion-related costs included in selling, general and administrative expense. The decrease in selling, general and administrative expense was also attributable to a $2.9 million decrease in restructuring expense and an $11.7 million decrease in Restatement-related costs. These decreases were partially offset by a $3.6 million increase in advertising commission expense primarily attributable to our increase in advertising revenues and a combined $6.3 million increase in corporate overhead expenses and professional fees.

Interest Expense

Interest expense was $99.0 million and $97.4 million for the fiscal years 2008 and 2007, respectively, representing an increase of $1.6 million, or 1.6%. This increase in interest expense relates to a higher average outstanding balance of our revolving credit facility during fiscal year 2008 when compared to the prior year comparable period. The weighted-average interest rate on our term loan and revolving credit facility for fiscal year 2008 remained essentially unchanged at 8.5% when compared to the prior year comparable period.

Amortization of Deferred Debt Costs

Total amortization of deferred debt costs was $10.9 million and $8.0 million, respectively, for the fiscal years 2008 and 2007, representing an increase of $2.9 million, or 36.8%. This increase in amortization of deferred debt costs was primarily related to the payments of the $0.9 million and $10.5 million of consent and waiver fees during fiscal years 2008 and 2007, respectively.

Other Income, Net

Other income, net was $2.1 million and $2.5 million for fiscal years 2008 and 2007, respectively. Other income, net in fiscal year 2008 was primarily related to interest income, driven by higher invested cash balances during fiscal year 2008. Other income, net in fiscal year 2007 was primarily related to $1.2 million of cash received related to the recognition of the deferred gain on the sale of Frontline Marketing Inc. and $1.3 million related to interest income.

Discontinued Operations

In order to improve our profitability and future net cash flows, in April 2006, we discontinued the Celebrity Living Weekly, MPH and Shape En Espanol publications. During the fourth quarter of fiscal year 2007, we discontinued the publication of Looking Good Now and during the second quarter of fiscal year 2008, we discontinued the publication of Weekly World News. The total loss from all the above mentioned discontinued operations was $0.7 million and $10.1 million, net of taxes, for fiscal years 2008 and 2007, respectively. Operating results of these publications have been classified as discontinued operations for all periods presented. These publications were previously included in the Corporate/Other segment. See Note 3, “Discontinued Operations,” in the Notes to Consolidated Financial Statements included in Item 8 herein for further discussion.

Income Taxes

The income tax expense was $3.3 million for fiscal year 2008 when compared to an income tax benefit of $22.9 million for fiscal year 2007. The income tax expense for fiscal year 2008 is comprised of a $19.6 million income tax benefit primarily related to our book loss and tax amortization of indefinite-lived intangible assets, less the increase in valuation allowance of $22.9 million during fiscal year 2008. The income tax benefit for fiscal year 2007 is comprised of a $71.5 million income tax benefit primarily related to our book loss and tax amortization of indefinite-lived intangible assets, less the increase in valuation allowance of $48.6 million during fiscal year 2007. The effective tax rate for fiscal year 2008 was 5.7% resulting in a provision for income taxes for the year. The effective tax rate for fiscal year 2007 was 6.4%, resulting in a benefit for income taxes for the year.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $127.7 million for fiscal year 2008, representing an increase of $3.8 million, or 3.0%, from the prior year comparable period. This increase in revenue was primarily attributable to the implementation of the Management Action Plan and one additional issue of Star in fiscal year 2008 when compared to fiscal year 2007. These items resulted in a $2.6 million increase in Star circulation revenue and a $2.6 million increase in Star advertising revenue. These increases were partially offset by decreases of $1.1 million and $0.3 million in circulation and advertising revenues, respectively, of Country Weekly primarily due to a reduction in newsstand circulation and lower subscription revenues.

Operating Income (Loss)

Operating income before the non-cash provision for impairment of intangible assets and goodwill in the Celebrity Publications segment increased in fiscal year 2008 from the prior year comparable period by $12.9 million, or 66.4%, to $32.2 million. The operating income increase was attributable to the above mentioned operating revenue increase, rate base reductions and other cost savings initiatives for Star that were part of the Management Action Plan. The Star rate base reduction resulted in decreased subscription and production related costs of $2.6 million and $4.4 million, respectively. The other cost savings initiatives resulted in lower Star editorial-related expenses and sales promotion expenses of $2.1 million and $0.8 million, respectively. These increases were partially offset by a combined $0.5 million increase in franchise taxes and insurance. In addition, we recorded a provision for impairment of intangible assets and goodwill of $11.5 million and $128.0 million during the fiscal years 2008 and 2007, respectively. Inclusive of these non-cash impairment charges, operating income in fiscal year 2008 was $20.7 million and operating loss in fiscal year 2007 was $108.7 million.

Tabloid Publications Segment

Operating Revenue

Total operating revenue in the Tabloid Publications segment was $140.7 million for fiscal year 2008, representing a decrease of $0.5 million, or 0.4%, from the prior year comparable period. This decrease in revenue was primarily attributable to a $0.7 million decrease in National Enquirer advertising revenue due to a rate base reduction and a $0.9 million decrease in National Examiner circulation revenue. These items were partially offset by a $0.7 million increase in Globe circulation revenue and a $0.2 million increase in National Enquirer circulation revenue. These increases were partially attributable to the Management Action Plan which increased Globe and National Enquirer cover prices from $2.99 to $3.29 at the end of fiscal year 2007.

Operating Income (Loss)

Operating income before the non-cash provision for impairment of intangible assets and goodwill in the Tabloid Publications segment increased in fiscal year 2008 from the prior year comparable period by $4.5 million, or 7.5%, to $64.8 million. This increase in operating income is primarily attributable to a $1.3 million decrease in restructuring charges, a combined $3.9 million decrease in production expense and distribution, circulation and other cost of sales due to the successful implementation of our Management Action Plan, and a combined $1.0 million decrease in litigation charges and insurance expenses. These items were partially offset by a $0.8 million increase in editorial costs due to higher salaries and costs associated with manuscripts and photographs and the above mentioned revenue decrease. In addition, we recorded a provision for impairment of goodwill of $97.6 million during fiscal year 2007. Inclusive of the non-cash impairment charge, operating loss in fiscal year 2007 was $37.3 million.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $85.5 million for fiscal year 2008, representing an increase of $9.7 million, or 12.7%, from the prior year comparable period. This increase was primarily attributable to higher advertising revenue of $9.7 million and $0.6 million for Shape and Fit Pregnancy, respectively. Shape’s advertising revenue increase was attributable to a 10.5% increase in advertising pages and a 13.9% increase in net advertising revenue per page. Fit Pregnancy’s advertising revenue increase related to its website and was attributable to higher internet traffic growth as well as increased internet advertising rates. These items were partially offset by a decrease in other revenues of $0.2 million related to a decrease in membership revenues on Shape’s website.

Operating Income

Operating income in the Women’s Health and Fitness Publications segment increased in fiscal year 2008 from the prior year comparable period by $5.3 million, or 22.0%, to $29.2 million. This increase was primarily attributable to the above mentioned revenue increase, partially offset by a $1.2 million increase in production and transportation-related costs resulting from a 12.8% increase in Shape folio pages to accommodate more advertising pages, partially offset by a smaller trim size per issue resulting from our Management Action Plan, a $2.2 million increase in advertising commissions and salaries, a $0.7 million increase in insurance expenses and a $0.2 million increase in allocated management information system salaries attributable to increased staffing requirements related to website initiatives in this segment.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment was $24.3 million, net of eliminations, for fiscal year 2008, representing an increase of $1.5 million, or 6.6%, from the prior year comparable period. This increase was primarily attributable to an increase in services related to the racking of magazine fixtures as well as third party in-store merchandising work for certain customers during fiscal year 2008.

Operating Income

Operating income in the Distribution Services segment increased in fiscal year 2008 from the prior year comparable period by $0.9 million, or 11.5%, to $8.7 million. This increase in operating income is primarily attributable to the above mentioned revenue increase coupled with a $0.2 million decrease in restructuring charges, partially offset by an increase of $0.3 million in insurance expense and a combined $0.4 million increase in general management costs and allocated management information systems costs.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $112.6 million for fiscal year 2008, representing an increase of $5.5 million, or 5.2%, from the prior year comparable period. This increase is primarily attributable to a $1.6 million increase in Men’s Fitness advertising revenue, a combined $1.0 million increase in advertising revenues in Muscle & Fitness and Flex, a combined $1.7 million increase in circulation revenues in Muscle & Fitness and Flex, a $0.8 million increase in Internet revenues primarily resulting from the ramp up of advertising sales of our various publication websites, a $0.5 million increase in Natural Health advertising revenues and a $0.6 million increase in operating revenues associated with reductions of sales taxes. These items were partially offset by decreases in Sun circulation and advertising revenues of $0.6 million and $0.1 million, respectively, as well as a $0.9 million decrease in product sales related to our fitness related titles.

Operating Loss

Operating loss before the non-cash provision for impairment of intangible assets and goodwill in the Corporate/Other segment decreased from the prior year comparable period by $22.9 million, or 38.3%, to $36.8 million. This decrease in operating loss is primarily due to the above mentioned revenue increase, a $1.4 million decrease in restructuring charges, a $11.7 million decrease in Restatement-related costs, a combined $8.1 million decrease in editorial, production, distribution, circulation and other cost of sales due to the successful implementation of our Management Action Plan, as well as the continuation of cost savings associated with the results of the Plan implemented in the first quarter of fiscal 2007, and a $2.2 million reduction in depreciation and amortization expense primarily due to certain assets becoming fully depreciated. These costs were partially offset by a combined $6.3 million increase in corporate overhead expenses and professional fees. In addition, we recorded a provision for impairment of goodwill of $19.6 million during fiscal year 2008 and a provision for impairment of intangible assets and goodwill of $79.8 million during fiscal year 2007. Inclusive of these non-cash impairment charges, operating losses in fiscal years 2008 and 2007 were $56.4 million and $139.5 million, respectively.

Comparison of Fiscal Year Ended March 31, 2007 to Fiscal Year Ended March 31, 2006

Operating Revenue

Total operating revenue was $470.9 million and $479.0 million for fiscal years 2007 and 2006, respectively, representing a decrease in revenue of $8.1 million, or 1.7%. This decrease in operating revenue is primarily attributable to an $11.1 million decrease in operating revenue relating to our Celebrity Publications and a $1.8 million decrease in operating revenue relating to our Tabloid Publications. These items were partially offset by a $1.4 million increase in operating revenue relating to our Women’s Health and Fitness Publications, a $0.8 million increase in net operating revenues relating to our Distribution Services and a $2.5 million increase in operating revenue relating to Corporate/Other.

Single copy revenue consists of copies distributed to newsstands primarily by four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Tabloid Publications, Women’s Health and Fitness Publications and Corporate/Other segments. In the fiscal year ended March 31, 2007, three wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 37% of our total operating revenue. In fiscal year ended March 31, 2006, two wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for 35% of our total operating revenue.

Operating Expense

Total operating expense was $724.6 million and $559.8 million for fiscal years 2007 and 2006, respectively, representing an increase of $164.8 million, or 29.4%. This increase in operating expense is primarily due to a $173.7 million increase in the non-cash provision for impairment of intangible assets and goodwill in fiscal year 2007 when compared to the fiscal year 2006 non-cash impairment charges. Also contributing to the increase in operating expense was a $10.6 million increase in Restatement-related costs and a $1.6 million increase in restructuring charges, both of which are included in selling, general and administrative expense. These items were partially offset by (1) a decrease in depreciation and amortization expense of $9.1 million primarily due to certain assets becoming fully depreciated and amortized; (2) a $4.6 million combined decrease in editorial, production and distribution, circulation and other cost of sales attributable to lower circulation; and (3) $4.7 million of selling, general and administrative expense cost reductions relating to reduced litigation, employee bonus expenses and office-related costs.

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

Discontinued Operations

In order to improve our profitability and future net cash flows, in April 2006, we discontinued the Celebrity Living Weekly, MPH and Shape En Espanol publications. During the fourth quarter of fiscal year 2007, we discontinued the publication of Looking Good Now and during the second quarter of fiscal year 2008, we discontinued the publication of Weekly World News. The total loss from all the above mentioned discontinued operations was $10.1 million and $27.9 million, net of taxes, for fiscal years 2007 and 2006, respectively. Operating results of these publications have been classified as discontinued operations for all periods presented. These publications were previously included in the Corporate/Other segment. See Note 3, “Discontinued Operations,” in the Notes to Consolidated Financial Statements included in Item 8 herein for further discussion.

Income Taxes

The income tax benefit was $22.9 million for fiscal year 2007 when compared to an income tax benefit of $42.9 million for fiscal year 2006. The income tax benefit for fiscal year 2007 is comprised of a $71.5 million income tax benefit primarily related to our book loss and tax amortization of indefinite-lived intangible assets, less the increase in valuation allowance of $48.6 million during fiscal year 2007. The income tax benefit for fiscal year 2006 is comprised of a $55.5 million income tax benefit related to our book loss and tax amortization of indefinite-lived intangible assets, less the establishment of a valuation allowance of $12.6 million during fiscal year 2006. The effective tax rates for fiscal years 2007 and 2006 were 6.4% and 24.4%, respectively, resulting in a benefit for income taxes in both years.

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

Operating Loss

Operating income before the non-cash provision for impairment of intangible assets and goodwill in the Celebrity Publications segment decreased in fiscal year 2007 from fiscal year 2006 by $14.1 million, or 42.2%, to $19.3 million. The operating income decrease was primarily attributable to increased Star subscription-related costs of $2.5 million required to maintain the rate base, increased Star advertising-related costs of $1.4 million and the above mentioned revenue decrease. These items were partially offset by a $1.1 million decrease in Star newsstand-related circulation expenses attributable to cost reduction initiatives. In addition, we recorded a provision for impairment of intangible assets and goodwill of $128.0 million and $61.4 million during fiscal years 2007 and 2006, respectively. Inclusive of these non-cash impairment charges, operating losses in fiscal year 2007 and 2006 were $108.7 million and $27.9 million, respectively.

Tabloid Publications Segment

Operating Revenue

Total operating revenue in the Tabloid Publications segment was $141.2 million for fiscal year 2007, representing a decrease of $1.8 million, or 1.2%, from fiscal year 2006. This decrease in revenue is primarily a result of decreased circulation revenue of $2.2 million and $0.9 million for National Examiner and National Enquirer, respectively, from the prior year’s comparable period due to a reduction in newsstand circulation. These decreases were partially offset by a $1.7 million increase in Globe circulation revenue primarily due to an increase in the average cover price.

Operating Loss

Operating income before the non-cash provision for impairment of intangible assets and goodwill in the Tabloid Publications segment increased in fiscal year 2007 from fiscal year 2006 by $3.6 million, or 6.3%, to $60.3 million. This increase in operating income is primarily attributable to a $0.4 million decrease in selling, general and administrative expenses primarily due to the reversal of certain franchise tax expenses, a $1.6 million decline in National Enquirer editorial expenses, a $1.9 million decline in National Enquirer production expenses and a $3.8 million decline in National Enquirer distribution, circulation and other cost of sales as a result of circulation declines. These items were partially offset by the above mentioned revenue decrease, an increase of $1.3 million in restructuring costs, and a $1.5 million increase in National Enquirer advertising commission expenses. In addition, we recorded a provision for impairment of goodwill of $97.6 million during fiscal year 2007 and a provision for impairment of intangible assets of $68.1 million during fiscal year 2006. Inclusive of these non-cash impairment charges, operating losses for fiscal years 2007 and 2006 were $37.3 million and $11.4 million, respectively.

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

Operating Income

Operating income in the Women’s Health and Fitness Publications segment increased in fiscal year 2007 from fiscal year 2006 by $0.1 million, or 0.5%, to $24.0 million. This increase was primarily attributable to the above mentioned revenue increase, a $0.8 million decrease in Shape production and distribution, circulation and other cost of sales due to lower print orders and lower subscription costs and a $0.1 million reduction in employee-related insurance expenses due to cost reduction initiatives. These items were partially offset by a $1.1 million increase in Shape advertising-related expenses and an increase of $1.1 million in Shape editorial expenses.

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

Operating Income

Operating income in the Distribution Services segment increased in fiscal year 2007 from fiscal year 2006 by $0.5 million, or 6.2%, to $7.8 million. This increase is primarily attributable to the above mentioned revenue increase and a $0.1 million reduction in corporate overhead expenses due to cost reduction initiatives, partially offset by a $0.4 million reduction in revenue from transactions with other operating segments of the Company.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $107.1 million for fiscal year 2007, representing an increase of $2.5 million, or 2.4%, from fiscal year 2006. This increase is primarily attributable to a $0.9 million increase in circulation and advertising revenue from Muscle & Fitness, a $0.9 million increase in internet-related revenue, a $0.5 million increase in Muscle & Fitness Hers circulation and advertising revenue, a $0.8 million increase in circulation and advertising revenue for our special publications and a $0.5 million increase in Mira! circulation revenue. These items were partially offset by a $1.0 million decrease in Sun circulation revenue.

Operating Loss

Operating loss before the non-cash provision for impairment of intangible assets and goodwill in the Corporate/Other segment decreased from fiscal year 2006 by $10.8 million, or 15.3%, to $59.7 million. This decrease is primarily attributable to the above mentioned revenue increase as well as a $9.0 million decrease in depreciation and amortization expense, primarily due to certain assets becoming fully depreciated and amortized, a $9.4 million reduction in corporate overhead expenses due to cost reduction initiatives and a $1.5 million decrease in advertising costs. These items were partially offset by a $10.0 million increase in Restatement-related costs and a $0.7 million increase in restructuring-related costs. In addition, we recorded a provision for impairment of intangible assets and goodwill of $79.8 million during fiscal year 2007 and a provision for impairment of intangible assets of $2.1 million during fiscal year 2006. Inclusive of these non-cash impairment charges, operating losses for fiscal years 2007 and 2006 were $139.5 million and $72.6 million, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, cash on hand and amounts available to be borrowed under the 2006 Credit Agreement. For a description of the terms of the 2006 Credit Agreement, see Note 6, “Credit Agreement,” in the Notes to Consolidated Financial Statements included in Item 8 herein.

As of March 31, 2008, we had cash and cash equivalents of $64.2 million, $60.0 million outstanding on the revolving credit facility under the 2006 Credit Agreement (which represents the full amount available to be borrowed under the revolving credit facility), and a working capital deficit of $22.2 million. The increase in working capital deficit from $17.8 million at March 31, 2007 to $22.2 million at March 31, 2008, primarily resulted from a $9.3 million increase in accounts payable, a $7.8 million increase in accrued expenses and other liabilities, a $12.6 million increase in the current portion of long-term debt due to a fiscal year 2008 excess cash flow payment of $8.1 million required by our 2006 Credit Agreement due no later than June 30, 2008 and the $1.1 million quarterly principal payment required under our term loan commencing on June 30, 2008, and a $0.5 million decrease in prepaid expenses and other current assets. These items were partially offset by a $3.8 million increase in cash and cash equivalents, an $8.6 million increase in trade receivables, a $5.1 million increase in inventories, a $7.5 million decrease in accrued interest and a $1.0 million decrease in deferred revenues.

We currently believe that available funds and cash flows generated by operations, if any, will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We believe that available cash at March 31, 2008 should help mitigate future possible cash flow requirements. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

At March 31, 2008, our outstanding indebtedness totaled $1.1 billion, of which $510.0 million represented borrowings under the 2006 Credit Agreement and $570.0 million represented the Notes. See Item 1A, “Risk Factors,” for risks associated with our indebtedness.

Effective August 20, 2003, we entered into an interest rate swap agreement, which effectively converted a portion of our fixed-rate debt to variable rate debt. The agreement, which expired on January 15, 2007, had a notional amount of $150.0 million. Under that agreement, we received a fixed rate of 8.875% and paid the London interbank offering rate (“LIBOR”) in arrears plus a spread of 5.38% subject to a collar adjustment. On July 28, 2006, we paid $1.6 million in connection with the interim settlement of this swap agreement. The final settlement date was January 15, 2007, which coincided with the swap agreement termination date. On January 24, 2007, we paid $1.6 million in connection with the final settlement of this swap agreement.

Cash Flow—Comparison of Fiscal Year Ended March 31, 2008 to Fiscal Year Ended March 31, 2007

Net cash provided by operating activities was $6.8 million for fiscal year 2008, as compared to net cash used in operating activities of $6.9 million for fiscal year 2007. During fiscal year 2008, net cash provided by operating activities was primarily attributable to $76.8 million of non-cash expenses (excluding amortization and write-off of deferred rack costs) primarily as a result of the $31.1 million provision for impairment of intangible assets and goodwill and the $17.1 million charge related to the issuance of senior subordinated notes (discussed below in the Credit Agreement and Subordinated Indebtedness section), a net decrease in deferred rack costs of $4.1 million (resulting from our efforts to more effectively manage our deferred rack expenditures), and increases in accounts payable, management fee payable, and accrued expenses and other liabilities of $9.3 million, $2.0 million and $1.1 million, respectively. The increase in accounts payable was a result of our efforts to more effectively manage our liquidity. These items were partially offset by a $61.9 million net loss, an $11.5 million increase in trade receivables primarily as a result of the increase in advertising revenues in the fourth quarter of fiscal year 2008, a $5.1 million increase in inventories (resulting from our efforts to purchase paper at advantageous pricing levels), and a decrease in accrued interest of $7.5 million, which occurred because of the timing of interest payments related to our 2006 Credit Agreement. During fiscal year 2007, net cash used in operating activities was primarily attributable to a $343.8 million net loss, an $8.2 million decrease in accrued expenses and other liabilities (primarily due to the settlement of our interest rate swap and a decrease in accrued rack costs) and a $1.0 million increase in trade receivables. These items were partially offset by a $12.1 million decrease in inventories (resulting from our efforts to more efficiently manage our inventory levels), $314.4 million of non-cash expenses (excluding amortization and write-off of deferred rack costs) primarily a result of the $312.6 million provision for impairment of intangible assets and goodwill, a net decrease in deferred rack costs of $9.1 million, an increase in accrued interest of $6.1 million (due to a higher effective weighted-average interest rate on our term loan and revolving credit facility during fiscal year 2007 of 8.5% as compared to 6.7% in the prior year’s comparable period as well as a higher average outstanding balance during fiscal year 2007 as compared to the prior year’s comparable period), an increase in management fee payable of $2.0 million, a decrease in prepaid expenses and other current assets of $1.6 million and an increase in accounts payable of $1.1 million.

Net cash used in investing activities was $2.2 million for fiscal year 2008, as compared to $1.7 million for fiscal year 2007. Net cash used in investing activities for fiscal year 2008 was primarily attributable to $2.4 million for purchases of property and equipment and $0.3 million related to the investment in Mr. Olympia, LLC, partially offset by $0.4 million related to proceeds from the sale of fixed assets. Net cash used in investing activities for fiscal year 2007 was primarily attributable to $2.8 million for purchases of property and equipment and $0.3 million related to the investment in Mr. Olympia, LLC, partially offset by $0.3 million related to proceeds from the sale of fixed assets and $1.2 million of proceeds received on a long-term note receivable from the sale of Frontline Marketing, Inc.

Net cash used in financing activities was $0.9 million for fiscal year 2008, as compared to $49.5 million of cash provided by financing activities for fiscal year 2007. Net cash used in financing activities for fiscal year 2008 consisted of payments of $0.9 million related to deferred debt costs. Net cash provided by financing activities for fiscal year 2007 primarily consisted of proceeds of $100.0 million from the revolving credit facility, partially offset by repayments of $40.0 million on the revolving credit facility and payments of $10.5 million related to deferred debt costs.

Cash Flow—Comparison of Fiscal Year Ended March 31, 2007 to Fiscal Year Ended March 31, 2006

Net cash used in operating activities was $6.9 million for fiscal year 2007, as compared to net cash provided by operating activities of $4.9 million for fiscal year 2006. During fiscal year 2007, net cash used in operating activities was primarily attributable to a $343.8 million net loss, an $8.2 million decrease in accrued expenses and other liabilities (primarily due to the settlement of our interest rate swap and a decrease in accrued rack costs) and a $1.0 million increase in trade receivables. These items were partially offset by a $12.1 million decrease in inventories (resulting from our efforts to more efficiently manage our inventory levels), $314.4 million of non-cash expenses (excluding amortization and write-off of deferred rack costs) primarily a result of the $312.6 million provision for impairment of intangible assets and goodwill, a net decrease in deferred rack costs of $9.1 million, an increase in accrued interest of $6.1 million (due to a higher effective weighted-average interest rate on our term loan and revolving credit facility during fiscal year 2007 of 8.5% as compared to 6.7% in the prior year’s comparable period as well as a higher average outstanding balance during fiscal year 2007 as compared to the prior year’s comparable period), an increase in management fee payable of $2.0 million, a decrease in prepaid expenses and other current assets of $1.6 million and an increase in accounts payable of $1.1 million. During fiscal year 2006, net cash provided by operating activities was primarily attributable to $153.8 million of non-cash expenses (excluding amortization and write-off of deferred rack costs) primarily as a result of the $147.5 million provision for impairment of intangible assets and goodwill, an increase in accrued expenses and other current liabilities of $19.1 million (primarily related to our obligation for Mr. Olympia, LLC, and an increase in accrued rack costs and accrued income and other taxes) and an increase in accounts payable of $3.3 million, partially offset by a net loss of $160.9 million, an increase in trade receivables of $4.9 million and a $5.5 million decrease in deferred revenues.

Net cash used in investing activities was $1.7 million for fiscal year 2007, as compared to $2.8 million for fiscal year 2006. Net cash used in investing activities for fiscal year 2007 was primarily attributable to $2.8 million for purchases of property and equipment and $0.3 million related to the investment in Mr. Olympia, LLC, partially offset by $0.3 million related to proceeds from the sale of fixed assets and $1.2 million of proceeds received on a long-term note receivable from the sale of Frontline Marketing, Inc. The uses of cash for investing activities in fiscal year 2006 were primarily attributable to $4.4 million for purchases of property and equipment and $0.6 million related to the investment in Mr. Olympia, LLC, partially offset by $1.6 million relating to proceeds from the sale of an investment, $0.4 million relating to proceeds from the sale of assets and $0.2 million related to payments received on a long-term note receivable from the sale of Frontline Marketing, Inc.

Net cash provided by financing activities was $49.5 million for fiscal year 2007, as compared to $13.5 million of cash provided by financing activities for fiscal year 2006. Net cash provided by financing activities for fiscal year 2007 primarily consisted of proceeds of $100.0 million from the revolving credit facility, partially offset by repayments of $40.0 million on the revolving credit facility and payments of $10.5 million related to deferred debt costs. Net cash provided by financing activities in fiscal year 2006 was primarily attributable to $520.0 million of proceeds from term loan and revolving credit facility borrowings, partially offset by $494.0 million of term loan and revolving credit facility principal repayments and $12.5 million relating to the payment of deferred debt costs.

Credit Agreement and Subordinated Indebtedness

On January 30, 2006, we entered into the 2006 Credit Agreement, replacing the then existing Amended and Restated Credit Agreement dated as of January 23, 2003 (the “2003 Credit Agreement”). The 2006 Credit Agreement includes a $60.0 million revolving credit facility (the “Revolving Facility”) and a $450.0 million term loan commitment (the “Term Facility”), which were both fully drawn as of March 31, 2008. We have the option to pay interest based on a floating base rate option equal to the greater of the JPMorgan Chase Bank, N.A. (“JPMorgan”) prime rate or the federal funds effective rate plus 0.5% or based on LIBOR, in each case plus a margin. The margin on all base rate borrowings is 2.5% and LIBOR borrowings is 3.5% if our corporate ratings are below Caa1 or CCC+. Otherwise, the margins under the Term Facility are 2.25% for base rate borrowings and 3.25% for LIBOR borrowings, and the margins under the Revolving Facility are based on our leverage ratio and range from 0.75% to 2.25% for base rate borrowings and 1.75% to 3.25% for LIBOR borrowings. As of March 31, 2008, all of our borrowings were based on LIBOR. We are required to repay $1.1 million of principal on our term loan commitment borrowings on a quarterly basis, commencing on June 30, 2008. In addition, we are required to make Excess Cash Flow payments (as defined in the 2006 Credit Agreement), which will be applied ratably to the then outstanding term loans. Fiscal year 2008 Excess Cash Flow payments of $8.1 million required by our 2006 Credit Agreement are due no later than June 30, 2008.

The 2006 Credit Agreement allows for revolving loans, term loans, swing line loans and letters of credit in an aggregate principal amount of $510.0 million. Our revolving credit commitment matures in January 2012 and our term loan matures in January 2013 but both will mature on February 1, 2009 if we do not refinance at least $389.5 million of our 2009 Notes on or prior to February 1, 2009. In addition, the revolving credit commitment and the term loan under the 2006 Credit Agreement both will mature on October 15, 2010 if we do not refinance at least $145.5 million of our 2011 Notes on or prior to October 15, 2010. We believe that it is probable that we will be able to complete a refinancing of the 2009 Notes on or prior to February 1, 2009, and have therefore classified the appropriate principal amount associated with the 2006 Credit Agreement as non-current as of March 31, 2008. Based on the foregoing, we are required to repay $1.1 million of principal on our term loan commitment borrowings on a quarterly basis, commencing on June 30, 2008. In addition, we are required to repay our $60.0 million revolving credit commitment in January 2012 and the $420.5 million remaining balance on our term loan in January 2013.

To address this situation, we are in discussions regarding the possible extension or refinancing of the Notes. We intend to pursue these discussions to identify alternatives that are acceptable to us, although there can be no assurance that this will occur. The terms of any agreement to extend or refinance the Notes, if available at all, may be less favorable than our existing terms. In addition to the aforementioned discussions, we are also exploring strategic alternatives as discussed in Note 9, “Restructuring Activities,” in the Notes to Consolidated Financial Statements included in Item 8 herein.

The 2006 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2006 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. Although there can be no assurances, we anticipate that, based on current projections (including projected borrowings and repayments under the Revolving Facility), our operating results for fiscal year 2009 will be sufficient to satisfy the financial covenants, as amended, under the 2006 Credit Agreement. Our ability to satisfy such financial covenants is dependent on our business performing in accordance with our projections. If the performance of our business deviates from our projections, we may not be able to satisfy such financial covenants, including the senior secured leverage ratio. Our projections are subject to a number of factors, many of which are events beyond our control, which could cause our actual results to differ materially from our projections. If we do not comply with these or other covenants and restrictions contained in our 2006 Credit Agreement, we could default under our 2006 Credit Agreement.

Our outstanding debt under our 2006 Credit Agreement could then be declared immediately due and payable. Moreover, the instruments governing almost all of our other debt contain cross-acceleration provisions so that an acceleration under any of our debt may result in a default under our other debt. If a cross-acceleration occurs, the maturity of our other debt could be accelerated and become immediately due and payable. If that happens, we may not be able to satisfy our debt obligations, which would have a substantial adverse effect on our ability to continue as a going concern.

We have obtained a number of waivers and amendments to the 2006 Credit Agreement since January 30, 2006. On April 16, 2007, we entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “April 2007 Waiver”). The April 2007 Waiver amended a provision of the 2006 Credit Agreement which restricts the giving of any consideration to or for the benefit of any holder of Notes for any amendment, modification or waiver relating to a financial reporting violation, among other things, to reduce the requirement that we maintain a minimum amount of liquidity such that the provision now requires that our cash and cash equivalents and unused availability under the 2006 Credit Agreement are at least $25.0 million.

For a description of the other amendment and waiver agreements entered into by the Company during fiscal years 2007 and 2008 with respect to, and affecting, the 2006 Credit Agreement, see Note 6, “Credit Agreement,” in the Notes to Consolidated Financial Statements in Item 8 herein.

The indebtedness under the 2006 Credit Agreement is secured by liens on substantially all of the assets of Media, the Company and our domestic subsidiaries. In addition, our obligations are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, substantially all of our existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of our subsequently acquired or organized subsidiaries.

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

The 2006 Credit Agreement requires us, and the 2003 Credit Agreement required us, to pay a commitment fee ranging from 3/8% to 1/2% of the unused portion of the revolving commitment. Commitment fee payments under the 2006 and 2003 Credit Agreements totaled $0.1 million and $0.2 million for fiscal years 2007 and 2006, respectively. There were no commitment fee payments in fiscal year 2008 as the Revolving Facility was fully drawn during the entire fiscal year.

The effective interest rate under the 2006 Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 31, 2008, was 7.5% and the effective weighted-average interest rates under the 2006 and 2003 Credit Agreements for fiscal years 2008, 2007 and 2006 were 8.5%, 8.5% and 6.7%, respectively. The increase in the effective weighted-average interest rate between fiscal years 2006 and 2007 is tied to the increase in LIBOR.

We are subject to interest risk on our credit facilities and any future financing requirements.

Our fixed rate debt consists primarily of the Notes. On May 7, 1999, we issued $250.0 million in aggregate principal amount of our 2009 Notes. On February 14, 2002, we issued $150.0 million in aggregate principal amount of our 2009 Notes. These two issuances of notes constitute a single series of debt securities. On January 23, 2003, we issued $150.0 million aggregate principal amount of our 2011 Notes. The Notes are unsecured and subordinated in right of payment to all of our existing and future senior indebtedness and rank equally with all of our existing and future senior subordinated indebtedness. Pursuant to the provision of the applicable indenture, we issued an additional $14.5 million of 2009 Notes and $5.5 million of 2011 Notes in December 2007.

Payments of principal in the amount of $414.5 million and $155.5 million under the Notes are due in fiscal years 2010 and 2011, respectively.

The Notes are unconditionally guaranteed, on a senior subordinated basis, by all of our domestic subsidiaries. Each domestic subsidiary that will be organized in the future by us, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the Notes on a senior subordinated basis. Note guarantees are joint and several, full and unconditional and general unsecured obligations of the Note guarantors. The Note guarantees are subordinated in right of payment to all existing and future senior debt of the Note guarantors, including the 2006 Credit Agreement, and are also effectively subordinated to all secured obligations of Note guarantors to the extent of the assets securing such obligations, including the 2006 Credit Agreement. Furthermore, the indentures pursuant to which the Notes were issued (the “Indentures”) permit the Note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. See Note 18, “Supplemental Condensed Consolidating Financial Information,” in the Notes to Consolidated Financial Statements in Item 8 herein.

Under the Indenture relating to the 2009 Notes, we are permitted to redeem some or all of the 2009 Notes, at our option, at par, plus accrued and unpaid interest to the redemption date. Prior to January 15, 2009, the 2011 Notes are redeemable at a price of $1,029.58 per $1,000 aggregate principal amount, plus accrued and unpaid interest to the redemption date. After January 15, 2009, but before January 15, 2010, the 2011 Notes are redeemable at a price of $1,014.79 per $1,000 aggregate principal amount, plus accrued and unpaid interest to the redemption date. The 2011 Notes are redeemable at par, plus accrued and unpaid interest, any time thereafter.

The Indentures contain a number of covenants that, among other things, limit our ability and that of our restricted subsidiaries, subject to important exceptions and qualifications, to: borrow money; guarantee other indebtedness; use assets as security in other transactions; pay dividends on stock, redeem stock or redeem subordinated debt; make investments; enter into agreements that restrict the payment of dividends by subsidiaries; sell assets; enter into affiliate transactions; sell capital stock of subsidiaries; enter into new lines of business; and merge or consolidate. In addition, the Indentures impose certain requirements as to future subsidiary guarantors and contain certain customary events of default.

In connection with the consent agreements we entered into in March 2006 with holders of a majority of the outstanding principal amount of each series of the Notes, we entered into supplemental indentures, the purpose of which was to amend the Indentures to (i) extend the time by which we had to file our periodic reports with the SEC and (ii) require us to meet specified leverage ratios as of September 30, 2007 and 2008.

If we failed to meet the specified leverage ratio of 8:1 as of September 30, 2007, we were required to make one of three elections which were as follows: (1) issue an additional $20.0 million of senior subordinated notes to the existing holders of the Notes, or (2) make a cash payment of $20.0 million to the holders of the Notes, or (3) issue equity or receive a cash equity contribution in such amount as would result in net proceeds to us of no less than $40.0 million or in such lesser amount sufficient to permit us to achieve the specified leverage ratio (after giving pro forma effect to the reduction of indebtedness that would be effected with such proceeds).

We failed to meet the specified leverage ratio of 8:1 as of September 30, 2007, and as a result, we issued $20.0 million aggregate principal amount of additional 2009 Notes and 2011 Notes to the existing holders of the Notes (the “December 2007 Issuance”). As of September 30, 2007, we recorded a liability at a fair market value of $17.3 million for such Notes. We reduced this liability to reflect the fair market value of $17.1 million on December 13, 2007, the issuance date. This liability is included in senior subordinated notes, net, in the accompanying Consolidated Balance Sheets and a related expense of $17.1 million is reflected for the issuance of the Notes in the accompanying Consolidated Statements of Loss for the fiscal year ended March 31, 2008.

If we fail to meet the specified leverage ratio of 7.25:1 as of September 30, 2008, we will be required to make one of three elections which are as follows: (1) issue an additional $36.3 million of senior subordinated notes to the existing holders of the Notes, or (2) make a cash payment of $20.7 million to the holders of the Notes, or (3) issue equity or receive a cash equity contribution in such amount as will result in net proceeds to us of no less than $50.0 million or in such lesser amount sufficient to permit us to achieve the specified leverage ratio (after giving pro forma effect to the reduction of indebtedness that shall be effected with such proceeds). If we fail to meet such leverage ratio, we expect to issue $36.3 million of senior subordinated notes to the existing holders of the Notes.

We entered into various other consent agreements with holders of a majority in principal amount of each series of the Notes in fiscal years 2007 and 2008. The principal purpose of these consent agreements was to permit us to extend the time by which we had to file our periodic reports with the SEC. These consent agreements required us to make aggregate payments to all holders of Notes of $6.2 million.

At March 31, 2007 and 2008, our short- and long-term debt was rated by the two major credit-rating agencies listed below. The ratings reflect the respective views of the rating agencies, from which an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant.

Credit Rating Agency	Year	Long-Term Debt
Moody’s	2007	Caa2
	2008	Caa3
Standard & Poor’s	2007	CCC-
	2008	CCC-

Contractual Obligations

The impact that our aggregate contractual obligations as of March 31, 2008 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt obligations, principal (1)(3)	$1,080,000	$12,629	$579,000	$488,371	$—
Long-term debt obligations, interest (2)(3)	$231,387	$88,104	$90,780	$52,503	$—
Operating lease obligations	$13,302	$4,004	$7,850	$1,448	$—
Printing agreement obligations (4)	$499,576	$66,915	$139,001	$135,362	$158,298
Pre-press obligations (5)	$34,184	$5,880	$12,305	$6,790	$9,209
Trademark license agreement (6)	$1,800	$200	$400	$400	$800
Mr. Olympia, LLC agreement (7)	$4,800	$300	$600	$600	$3,300
Management fee (8)	$22,000	$4,000	$4,000	$4,000	$10,000

Total contractual obligations (9)	$1,887,049	$182,032	$833,936	$689,474	$181,607

(1)	Includes principal payments on both fixed and variable rate obligations. Amount does not include the premium or discount on the Notes.
(2)	Includes interest payments on both fixed and variable rate obligations. The interest payments associated with our variable rate obligations (for amounts borrowed under the 2006 Credit Agreement) are based upon interest rates forecasted for fiscal year 2009. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.
(3)	Our revolving credit commitment matures in January 2012 and our term loan matures in January 2013 but both will mature on February 1, 2009 if we do not refinance at least $389.5 million of our outstanding 2009 Notes on or prior to February 1, 2009. In addition, the revolving credit commitment and the term loan under the 2006 Credit Agreement both will mature on October 15, 2010 if we do not refinance at least $145.5 million of our outstanding 2011 Notes on or prior to October 15, 2010.
(4)	During fiscal year 2005, we renegotiated our printing contracts for our publications. We have a printing agreement expiring in our fiscal year 2016 with an unrelated printer to print National Enquirer, Globe, Shape, Men’s Fitness, Fit Pregnancy, Muscle & Fitness, Muscle & Fitness Hers, Flex, Natural Health, National Examiner, Sun, Mira! and Country Weekly. We have printing agreements to print Star with unrelated printers expiring in our fiscal year 2015 and fiscal year 2012, respectively. We also have a printing agreement with an unrelated printer to print certain of our European publications expiring in fiscal year 2011. These contracts, with the exception of the contract with the printer of certain of our European publications, require pricing adjustments based on the Consumer Price Index. Based on current pricing and production levels, these contracts are estimated to cost approximately $499.6 million over their remaining life.
(5)	We have a pre-press agreement expiring in our fiscal year 2016 with an unrelated company to perform pre-press services for Shape, Men’s Fitness, Fit Pregnancy, Muscle & Fitness, Muscle & Fitness Hers, Flex and Natural Health. All other titles are under a pre-press agreement with Vertis, expiring in our fiscal year 2012. Based on current pricing and production levels, these contracts, which require pricing adjustments based on changes in the Consumer Price Index, are estimated to cost approximately $34.2 million over their remaining life. See Note 10, “Related Party Transactions,” in the Notes to Consolidated Financial Statements included in Item 8 herein for a discussion of our pre-press relationship with Vertis.
(6)	As part of the acquisition of the Weider properties, we entered into a trademark license agreement with Weider Health and Fitness which grants us the exclusive right to use the Weider trademarks on the cover and in the editorial content of existing Weider titles of the acquired business and in any future healthy living or fitness-related publications in any media. We were also given the non-exclusive right to use the trade name Joe Weider on products and services other than publications. We pay Weider Health and Fitness $0.2 million per year pursuant to the trademark license agreement and we have assumed that such payments will continue through 2017. We also have the right to use the Weider, Team Weider and Joe Weider trademarks in most other countries in the world.

(7)	In April 2005, we entered into a limited liability company agreement (the “Olympia Agreement”) to form a joint venture (“Mr. Olympia, LLC”) to manage and promote the Mr. Olympia fitness events. At any time prior to the tenth anniversary of the execution date of the Olympia Agreement the other limited liability company member may require us to purchase all of the limited liability company units (“Put Option”) for a cash purchase price of $3.0 million. In the event that the other limited liability company member does not exercise the Put Option, for a period of 120 days following the tenth anniversary of the date of execution of the Olympia Agreement, we may require the other limited liability company member to sell all of its limited liability company units (“Call Option”) for a sale price of $3.0 million. In April 2005, the other limited liability company member licensed certain trademarks related to the Mr. Olympia fitness events (collectively, the “Olympia Trademarks”) to Mr. Olympia, LLC in exchange for us paying $3.0 million over a ten year period. In the event that the Put Option or Call Option is exercised, the Olympia Trademarks will be transferred and owned by Mr. Olympia, LLC. Any remaining balance of the $3.0 million license fee will become due and payable upon such exercise. In the event that the Put Option or Call Option is not exercised, Mr. Olympia, LLC retains the right to the Olympia Trademarks in perpetuity once the $3.0 million license fee is paid. We have assumed that such Call Option will be exercised in 2015. See Note 11, “Mr. Olympia, LLC,” in the Notes to Consolidated Financial Statements included in Item 8 herein for a discussion of the Olympia Agreement.
(8)	In April 2003, Media, THL Managers V, LLC, an affiliate of T.H. Lee, and Evercore Advisors L.P., an affiliate of Evercore, entered into a management agreement pursuant to which THL Managers V, LLC and Evercore Advisors L.P. provide certain management and advisory services to Media for an annual fee of $1.0 million each. Management fees of $1.0 million were paid to each of Evercore and T.H. Lee in fiscal year 2006. Pursuant to certain of the supplemental indentures we entered into in fiscal year 2007, such fees for fiscal years 2007 and 2008 have been accrued and payments for such fees will not be made beginning in fiscal year 2007 or thereafter until we have complied with certain of our leverage ratios under the Indentures or satisfy one of the three election options with respect to the September 30, 2008 leverage ratio described in Note 7, “Senior Subordinated Indebtedness,” in the Notes to Consolidated Financial Statements included in Item 8 herein. We have assumed that such payments will continue through 2018.
(9)	The timing of future cash flows related to tax liabilities recorded under FIN 48 of $4.0 million cannot be reasonably estimated. See Note 5, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8 herein.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for us beginning in the first quarter of fiscal year 2009. In November 2007, the FASB provided a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. We are currently evaluating the impact, if any, that SFAS No. 157 will have on the results of our operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method. If applied, the fair value option is irrevocable (unless a new election date occurs) and is applied only to entire instruments and not to portions of instruments. We are currently evaluating the impact of the adoption of SFAS No. 159 on our financial statements, which is effective beginning in fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51 (“ARB 51”) to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141(R). We are currently evaluating the impact of the adoption of SFAS No. 160 on our financial statements, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement must be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. This standard will change our accounting treatment for business combinations on a prospective basis.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment to FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), to provide an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial statements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, but early adoption is encouraged.

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

Interest rate changes affect our income before taxes and cash provided from operating activities. A 1% change in our weighted average interest rate on our variable debt would have resulted in a change of $5.1 million in our interest expense for the year ended March 31, 2008.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of American Media Operations, Inc.:

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of American Media Operations, Inc., a wholly owned subsidiary of American Media, Inc., and subsidiaries (the “Company”) as of March 31, 2007 and 2008, and the related consolidated statements of loss, stockholder’s equity (deficit) and comprehensive loss, and cash flows for each of the three fiscal years in the period ended March 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2008, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida

June 30, 2008

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2007	March 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,414	$64,166
Trade receivables, net of allowance for doubtful accounts of $5,909 and $7,521, respectively	48,502	57,074
Inventories	23,525	28,629
Prepaid expenses and other current assets	14,737	14,229

Total current assets	147,178	164,098

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	1,724	1,648
Furniture, fixtures and equipment	41,474	43,105
Less – accumulated depreciation	(36,292)	(39,656)

Total property and equipment, net	6,906	5,097

OTHER ASSETS:
Deferred debt costs, net	23,886	14,050
Deferred rack costs, net	11,838	7,749
Other long-term assets	2,608	2,750

Total other assets	38,332	24,549

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	387,463	359,663
Other identified intangibles, net of accumulated amortization of $143,651 and $152,006, respectively	399,404	387,752

Total goodwill and other identified intangible assets	786,867	747,415

TOTAL ASSETS	$979,283	$941,159

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Term loan	$—	$12,629
Accounts payable	33,189	42,511
Accrued expenses and other liabilities	57,418	65,210
Accrued interest	31,736	24,247
Deferred revenues	42,619	41,666

Total current liabilities	164,962	186,263

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	510,000	497,371
Senior subordinated notes, net	550,217	567,681
Deferred income taxes	86,521	88,926
Management fee payable	2,000	—

Total liabilities	1,313,700	1,340,241

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDER’S DEFICIT:
Common stock, $.20 par value; 10,000 shares authorized; 7,508 shares issued and outstanding	2	2
Additional paid-in capital	281,671	281,671
Accumulated deficit	(616,258)	(680,897)
Accumulated other comprehensive income	168	142

Total stockholder’s deficit	(334,417)	(399,082)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$979,283	$941,159

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

For the Three Fiscal Years in the Period Ended March 31, 2008

(in thousands)

	Fiscal Year Ended
	March 31, 2006	March 31, 2007	March 31, 2008
OPERATING REVENUES:
Circulation	$279,722	$269,037	$271,717
Advertising	165,007	166,195	181,494
Other	34,249	35,628	37,563

Total operating revenues	478,978	470,860	490,774

OPERATING EXPENSES:
Editorial	58,707	55,819	51,527
Production	148,613	149,911	138,251
Distribution, circulation and other cost of sales	93,166	90,198	86,859
Selling, general and administrative	103,589	108,270	103,398
Depreciation and amortization	24,052	14,955	12,588
Provision for impairment of intangible assets and goodwill	131,675	305,402	31,097

Total operating expenses	559,802	724,555	423,720

OPERATING (LOSS) INCOME	(80,824)	(253,695)	67,054

OTHER INCOME (EXPENSE):
Interest expense	(86,026)	(97,435)	(99,042)
Senior subordinated notes issued (Note 7)	—	—	(17,109)
Amortization of deferred debt costs	(10,727)	(7,987)	(10,926)
Other income, net	1,712	2,512	2,098

Total other expense	(95,041)	(102,910)	(124,979)

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES AND LOSS FROM DISCONTINUED OPERATIONS	(175,865)	(356,605)	(57,925)

(BENEFIT) PROVISION FOR INCOME TAXES	(42,873)	(22,936)	3,284

LOSS FROM CONTINUING OPERATIONS	(132,992)	(333,669)	(61,209)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(27,893)	(10,129)	(685)

NET LOSS	$(160,885)	$(343,798)	$(61,894)

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

AND COMPREHENSIVE LOSS

For the Three Fiscal Years in the Period Ended March 31, 2008

(in thousands, except share information)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder’s Equity (Deficit)	Comprehensive Loss
	Shares	Amount
Balances, March 31, 2005	7,508	$2	$281,701	$(111,575)	$340	$170,468
Net loss	—	—	—	(160,885)	—	(160,885)	$(160,885)
Return of equity investment	—	—	(30)	—	—	(30)
Foreign currency translation	—	—	—	—	(229)	(229)	(229)

Total comprehensive loss							$(161,114)

Balances, March 31, 2006	7,508	2	281,671	(272,460)	111	9,324
Net loss	—	—	—	(343,798)	—	(343,798)	$(343,798)
Foreign currency translation	—	—	—	—	57	57	57

Total comprehensive loss							$(343,741)

Balances, March 31, 2007	7,508	2	281,671	(616,258)	168	(334,417)
Net loss	—	—	—	(61,894)	—	(61,894)	$(61,894)
Foreign currency translation	—	—	—	—	(26)	(26)	(26)
Impact of adoption of FIN 48 on accumulated deficit on April 1, 2007	—	—	—	(2,745)	—	(2,745)

Total comprehensive loss							$(61,920)

Balances, March 31, 2008	7,508	$2	$281,671	$(680,897)	$142	$(399,082)

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Fiscal Years in the Period Ended March 31, 2008

(in thousands)

	Fiscal Year Ended
	March 31, 2006	March 31, 2007	March 31, 2008
Cash Flows from Operating Activities:
Net loss	$(160,885)	$(343,798)	$(61,894)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	11,531	6,218	4,233
Amortization of other identified intangibles	12,584	8,895	8,355
Provision for impairment of intangible assets and goodwill	147,452	312,568	31,097
Senior subordinated notes issued (Note 7)	—	—	17,109
Provision for bad debts	6,218	2,837	2,898
Amortization of deferred debt costs	10,727	7,987	10,926
Amortization of deferred rack costs	18,632	17,204	10,810
Write-off of deferred rack costs and property and equipment	—	1,641	195
Gain on sale of investment	(1,607)	—	—
Gain on sale of Frontline Marketing, Inc.	(194)	(1,158)	—
Provision for excess and obsolete inventory	466	944	24
Deferred income tax (benefit) provision	(32,804)	(23,825)	2,490
Other	(617)	(77)	(296)
Decrease (increase) in operating assets:
Trade receivables	(4,930)	(966)	(11,470)
Inventories	2,626	12,150	(5,128)
Prepaid expenses and other current assets	2,864	1,618	508
Deferred rack costs	(24,556)	(9,504)	(6,916)
Other long-term assets	(165)	379	(142)
Increase (decrease) in operating liabilities:
Accounts payable	3,294	1,145	9,322
Accrued expenses and other liabilities	19,127	(8,204)	1,130
Accrued interest	644	6,080	(7,489)
Deferred revenues	(5,514)	(1,072)	(953)
Management fee payable	—	2,000	2,000

Total adjustments and changes in operating assets and liabilities	165,778	336,860	68,703

Net cash provided by (used in) operating activities	4,893	(6,938)	6,809

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,390)	(2,788)	(2,350)
Proceeds from sale of assets	399	271	408
Proceeds from sale of investment	1,607	—	—
Proceeds received on long-term note receivable	194	1,158	—
Investment in Mr. Olympia, LLC	(600)	(300)	(300)

Net cash used in investing activities	(2,790)	(1,659)	(2,242)

Cash Flows from Financing Activities:
Proceeds from term loan and revolving credit facility borrowings	520,000	100,000	—
Term loan and revolving credit facility principal repayments	(493,984)	(40,000)	—
Return of equity investment	(30)	—	—
Payment of deferred debt costs	(12,455)	(10,501)	(942)

Net cash provided by (used in) financing activities	13,531	49,499	(942)

Effect of exchange rate changes on cash	(37)	(79)	127

Net Increase in Cash and Cash Equivalents	15,597	40,823	3,752
Cash and Cash Equivalents, Beginning of Period	3,994	19,591	60,414

Cash and Cash Equivalents, End of Period	$19,591	$60,414	$64,166

Supplemental Disclosures of Cash Flow and Non-Cash Financing Activities Information:
Cash paid during the period for –
Income taxes	$1,154	$1,034	$534
Interest	$85,382	$91,356	$106,057
Non-cash deferred debt costs (incurred but not paid)	$—	$—	$148

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

In fiscal year 2008, the Company published five weekly publications: National Enquirer, Star, Globe, National Examiner and Sun; two bi-weekly publications: Country Weekly and Mira!; five monthly publications: Muscle & Fitness, Muscle & Fitness Hers, Shape, Men’s Fitness and Flex; one bi-monthly publication: Fit Pregnancy; and one publication which is published ten times per year: Natural Health. Distribution Services, Inc. (“DSI”), the Company’s wholly owned subsidiary, arranges for the placement of the Company’s publications and third-party publications with retailers and monitors through its regional managers and merchandising staff that these publications are properly displayed in stores, primarily national and regional supermarket chains and major retail chains such as Wal-Mart, Kroger Companies, Safeway, Super Valu/Albertsons, Stop & Shop/Giant Food, Pathmark, Winn Dixie and Food Lion. DSI coordinates (also known as acting as a “category manager/front-end advisor”) the racking of magazine fixtures for selected retailers. In addition, DSI provides sales of marketing, merchandising and information gathering services for third parties including non-magazine clients.

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

Wholesaler Concentrations

Single copy revenues consist of copies distributed to newsstands primarily by four wholesalers, which the Company estimates represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Tabloid Publications, Women’s Health and Fitness Publications, and Corporate/Other segments. In fiscal year 2006, two wholesalers each accounted for greater than 10% of the Company’s total operating revenue and in the aggregate accounted for approximately 35% of the Company’s total operating revenue. In fiscal years 2007 and 2008, three wholesalers each accounted for greater than 10% of the Company’s total operating revenue and in the aggregate accounted for approximately 37% of the Company’s total operating revenue. The Company’s operating results could be materially affected if one or more of these wholesalers stopped distributing the Company’s publications. The Company has service agreements with its wholesalers, which provide incentives to maintain certain levels of service. Two of these wholesaler service agreements require at least 120 days’ prior notice of termination, with terms expiring on December 31, 2008. The other two wholesaler service agreements require at least 90 days’ prior notice of termination, with terms expiring on December 31, 2008.

Barter Transactions

The Company trades advertisements in its publications in exchange for advertising and goods and services. Revenue and related expenses from barter transactions are recorded at fair value in accordance with Emerging Issues Task Force (“EITF”) No. 99-17, “Accounting for Advertising Barter Transactions” and Accounting Principles Board Opinion (“APB”) No. 29, “Accounting for Nonmonetary Transactions”. Revenue from barter transactions is recognized in accordance with the Company’s revenue recognition policies. Expense from barter transactions is recognized as incurred. Revenue and expense from barter transactions for the fiscal years 2006, 2007 and 2008 was not significant.

Editorial Costs

External editorial costs relating to photos, artwork and text are expensed as the issue relating to each specific cost is recognized as revenue. Internal editorial costs are expensed as incurred.

Product Placement Costs

Product placement costs include retail display allowance (“RDA”), which is based on a percentage of a publication’s cover price and paid directly to retailers, and retail display pockets (“RDP”), which is a fixed per pocket fee paid directly to retailers. The Company pays either RDA or RDP to a particular retailer, but not both. Product placement costs are expensed and are recorded as a reduction to revenue as the issue relating to each specific cost is recognized as revenue.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand or deposited in demand deposit accounts with financial institutions and highly liquid investments with an original maturity of three months or less. Book overdrafts of approximately $0.1 million and $19 thousand have been recorded in accounts payable as of March 31, 2007 and 2008, respectively, and are included in cash flows from operating activities.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The Company writes down inventory for estimated obsolescence and/or excess or damaged inventory. During fiscal years 2006, 2007 and 2008, the Company wrote down $0.5 million, $0.9 million and $24 thousand of inventory, respectively. This write down is included in production expense in the accompanying Consolidated Statements of Loss. Inventories are comprised of the following at March 31 (in thousands):

	2007	2008
Raw materials – paper	$16,867	$23,854
Finished product – paper, production and distribution costs of future issues	6,658	4,775

Total inventory	$23,525	$28,629

Prepaid expenses and other current assets

Prepaid expenses and other current assets are comprised of the following at March 31 (in thousands):

	2007	2008
Direct-response advertising costs	$4,670	$4,811
Prepaid postage	2,270	1,500
Other prepaid expenses	4,496	5,179
Other current assets	3,301	2,739

Total prepaid expenses and other current assets	$14,737	$14,229

Direct-Response Advertising Costs

Direct-response advertising costs that are intended to solicit subscriptions and are expected to result in probable future benefits are capitalized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs.” These costs are amortized over the period during which future benefits are expected to be received which is generally the related one-year subscription period. The asset balance of the capitalized direct-response advertising costs is reviewed quarterly to ensure the amount is realizable. Any write-downs resulting from this review are expensed as subscription acquisition advertising costs in the current period. Capitalized direct-response advertising costs were $4.7 million and $4.8 million at March 31, 2007 and 2008, respectively, and are included in prepaid expenses and other current assets in the Consolidated Balance Sheets. There were no material write-downs of capitalized direct-response advertising costs in any of the three fiscal years in the period ended March 31, 2008.

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

Property and Equipment

The Company uses the straight-line depreciation method for financial reporting. The estimated lives used in computing depreciation for financial reporting purposes are 2 to 8 years for leasehold improvements, and 3 to 10 years for all other depreciable fixed assets. Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the lease term or the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred. Significant improvements and betterments are capitalized.

In compliance with AICPA SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company expenses internal use software costs incurred in the preliminary project stage and thereafter capitalizes costs incurred in developing or obtaining internal use software and includes them in property and equipment, net. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than three years using the straight-line method. The Company capitalizes certain costs, which generally include hardware, software, and payroll-related costs for employees who are directly associated with and who devote time to the development of internal use computer software.

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

Goodwill and Intangible Assets

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company’s reporting units and related indefinite-lived intangibles are tested annually in accordance with SFAS No. 142 during the fourth quarter of each fiscal year to determine whether their carrying value exceeds their fair value. Goodwill and other indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would indicate that impairment exists. Impairment losses, if any, are reflected in operating income or loss in the Consolidated Statements of Loss. The Company’s reporting units consist of each of its publications and other consolidated subsidiaries.

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

In assessing goodwill and intangible assets for impairment, the Company makes estimates of fair value which are based on its projection of revenues, operating costs, and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. Changes in the Company’s judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill or other intangible assets. For a detailed description of these impairment charges, see Note 2, “Goodwill and Other Identified Intangible Assets.”

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are comprised of the following at March 31 (in thousands):

	2007	2008
Retail display pockets and allowances	$14,061	$11,541
Income and other taxes (1)	10,483	14,112
Personnel and related costs	9,500	13,387
Rack costs	6,806	3,595
Mr. Olympia, LLC (see Note 11)	5,100	4,800
Due to third party publishers	3,554	3,822
Production costs	676	2,184
Management fee payable (see Note 10)	—	4,000
Other	7,238	7,769

Accrued expenses and other liabilities - current	57,418	65,210

Management fee payable (see Note 10)	2,000	—

Accrued expenses and other liabilities - non current	2,000	—

Total accrued expenses and other liabilities	$59,418	$65,210

(1)	The Company has accrued $4.5 million and $3.0 million for contingent liabilities for non-income related taxes at March 31, 2007 and 2008, respectively.

Deferred Revenues

Deferred revenues are comprised of the following at March 31 (in thousands):

	2007	2008
Subscriptions	$39,895	$40,070
Advertising	2,647	1,462
Other	77	134

Total deferred revenues	$42,619	$41,666

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The liability method of accounting for deferred income taxes requires a valuation against deferred tax assets, if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The effect on any changes in deferred tax assets and liabilities as a result of a change in tax rates is recognized in income.

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The Company reports the penalties and tax-related interest expense as a component of income tax expense in our Consolidated Statement of Loss. See Note 5, “Income Taxes.” As a result of the implementation of FIN 48, the Company recognized approximately a $2.7 million increase to the April 1, 2007 balance of accumulated deficit. The cumulative effect of the change in accumulated deficit resulted in a $0.3 million increase in accrued expenses and other liabilities and a $2.4 million reduction of a deferred tax asset previously recognized and included in deferred income taxes.

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

Derivatives and Hedging

The Company reports derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, depending on the designation of the derivative. Changes in the fair value of derivatives that are not designated as a hedge are reported immediately in earnings. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

As described in Note 4, “Fair Value of Financial Instruments,” effective August 20, 2003, the Company entered into an interest rate swap agreement, which effectively converted a portion of the Company’s fixed-rate debt to variable rate debt. The final settlement date was January 15, 2007, which coincided with the swap agreement termination date. The Company recorded the changes in the value of its interest rate swap agreement in earnings each period.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company beginning in the first quarter of fiscal year 2009. In November 2007, the FASB provided a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on the results of its operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method. If applied, the fair value option is irrevocable (unless a new election date occurs) and is applied only to entire instruments and not to portions of instruments. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its financial statements, which is effective beginning in fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51 (“ARB 51”) to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141(R). The Company is currently evaluating the impact of the adoption of SFAS No. 160 on its financial statements, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement must be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment to FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), to provide an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its financial statements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, but early adoption is encouraged.

(2) Goodwill and Other Identified Intangible Assets

As of March 31, 2007 and 2008, the Company had goodwill with carrying values of $387.5 million and $359.7 million, respectively. Other identified intangible assets not subject to amortization had a carrying value of $355.5 million and $352.3 million as of March 31, 2007 and 2008, respectively, and consist of trade names with indefinite lives.

Identified intangible assets with finite lives subject to amortization consist of the following at March 31 (in thousands):

		2007			2008
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames	8-27	$14,186	$(5,439)	$8,747	$14,186	$(5,882)	$8,304
Covenants not to compete	5-10	22,500	(16,176)	6,324	22,500	(18,949)	3,551
Subscriber lists (a)	3-15	66,139	(41,757)	24,382	66,058	(45,825)	20,233
Non-subscriber customer relationships	8	9,502	(5,039)	4,463	9,502	(6,110)	3,392

		$112,327	$(68,411)	$43,916	$112,246	$(76,766)	$35,480

(a)	During the fourth quarter of fiscal year 2008, $81 thousand of customer lists related to the Celebrity Publications segment were written off based on the Company’s impairment test.

Amortization expense of intangible assets for fiscal years 2006, 2007 and 2008 was $12.6 million, $8.9 million and $8.4 million, respectively. Based on the carrying value of identified intangible assets recorded at March 31, 2008, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2009	$7,509
2010	6,845
2011	5,402
2012	4,651
2013	2,622
Thereafter	8,451

$35,480

Impairment Charges

As a result of the Company’s impairment testing under SFAS No. 142 and SFAS No. 144, non-cash impairment charges for fiscal years 2006, 2007 and 2008 by reportable segment are as follows (in thousands):

	Continuing Operations
	Tabloid Publications	Celebrity Publications	Corporate/ Other	Total	Discontinued Operations	Total
Fiscal 2006 Impairments
Tradenames	$68,126	$36,797	$2,139	$107,062	$15,481	$122,543
Goodwill	—	24,613	—	24,613	296	24,909

Provision for impairment of intangible assets and goodwill	$68,126	$61,410	$2,139	$131,675	$15,777	$147,452

Fiscal 2007 Impairments
Tradenames	$—	$66,771	$7,563	$74,334	$1,400	$75,734
Goodwill	97,579	61,278	71,563	230,420	5,734	236,154
Other Identified Intangibles	—	—	648	648	32	680

Provision for impairment of intangible assets and goodwill	$97,579	$128,049	$79,774	$305,402	$7,166	$312,568

Fiscal 2008 Impairments
Tradenames	$—	$3,216	$—	$3,216	$—	$3,216
Goodwill	—	8,173	19,627	27,800	—	27,800
Other Identified Intangibles	—	81	—	81	—	81

Provision for impairment of intangible assets and goodwill	$—	$11,470	$19,627	$31,097	$—	$31,097

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

The Company recorded the fiscal year 2007 and 2008 non-cash impairment charges detailed above in the third fiscal quarter ended December 31, 2006 and fourth fiscal quarter ended March 31, 2008, respectively, as a result of the continued decline in profitability in some of the Company’s reporting units during the fiscal quarters in which the impairment charges were recorded. The non-cash impairment charges were primarily the result of a change in management’s expectations of long-term cash flows resulting from declining profitability in fiscal years 2007 and 2008.

Impairment Charge Assumptions

The estimate of fair value of the Company’s tradename and goodwill reporting units was based on the Company’s projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The valuation employed a combination of present value techniques to measure fair value and considered market factors. The key assumptions used to determine the fair value of the Company’s tradename and goodwill reporting units during the fiscal years 2006, 2007 and 2008 impairment tests were:

a)	expected cash flow periods of five years;

b)	terminal values based upon terminal growth rates ranging from:

•	-10% to 5% for fiscal year 2006;

•	0% to 5% for fiscal year 2007; and

•	1.5% to 4% for fiscal year 2008;

c)	implied multiples used in the business enterprise value income and market approaches ranging from:

•	3.9 to 10.5 for fiscal year 2006;

•	2.0 to 9.8 for fiscal year 2007; and

•	0.0 to 8.0 for fiscal year 2008;

d)	discount rates ranging from 11.0% to 15.0% which were based on the Company’s best estimate of the weighted-average cost of capital adjusted for risks associated with the reporting units for each of fiscal years 2006, 2007 and 2008, respectively.

Management believes the rates used are consistent with the risks inherent in the Company’s current business model and with industry discount rates. Changes in management’s judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in a change in the impairment of tradenames and goodwill. A variance in the assumptions used could have had a significant impact on the amount of tradename and goodwill impairment charges recorded. For example:

a)	a 100 basis point change in the discount rate would have caused an increase or decrease in the existing tradename impairment charges recognized by approximately $35.0 million and $8.3 million in fiscal years 2006 and 2007, respectively, but would not have caused an increase or decrease in the tradename impairment charge in fiscal year 2008;

b)	a 100 basis point change in the discount rate would have changed the estimated fair value of tradenames in the Company’s other reporting units and may have caused those reporting units to incur tradename impairment charges in each of fiscal years 2006, 2007 and 2008, respectively;

c)	a 5% decrease in the enterprise value may have caused goodwill impairment of two other publications in fiscal year 2006, one other publication in fiscal year 2007, and no other publications in fiscal year 2008; and

d)	a 5% increase in enterprise value would:

•	have caused no goodwill impairment charge to the Celebrity Publications segment in fiscal year 2006;

•

have caused no goodwill impairment charge to the Tabloid Publications segment and would have reduced the goodwill impairment charges in the other reportable segments by $26.1 million in fiscal year 2007; and

•

have reduced the goodwill impairment charge to the Corporate/Other segment by $1.1 million, but would not have reduced the goodwill impairment charge in the Celebrity Publications segment in fiscal year 2008.

Changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Tabloid Publications	Celebrity Publications		Women’s Health and Fitness Publications	Corporate/ Other		Discontinued Operations	Total
Balance as of March 31, 2006	$241,570	$155,324	(1)	$83,649	$137,340	(1)	$5,734	$623,617

Impairment charges in fiscal year 2007	(97,579)	(61,278)		-	(71,563)		(5,734)	(236,154)

Balance as of March 31, 2007	143,991	94,046	(1)	83,649	65,777	(1)	—	387,463

Impairment charges in fiscal year 2008	—	(8,173)		-	(19,627)		—	(27,800)

Balance as of March 31, 2008	$143,991	$85,873		$83,649	$46,150		$—	$359,663

(1)	The Company revised the March 31, 2006 goodwill balances for Celebrity Publications (previously reported as $179,937) and Corporate/Other (previously reported as $118,461, which included $112,727 for continuing operations and $5,734 for discontinued operations) to properly present certain amounts in the appropriate segments. The March 31, 2007 goodwill balances for Celebrity Publications and Corporate/Other were also revised accordingly.

(3) Discontinued Operations

In order to improve the Company’s profitability and future net cash flows, in April 2006, the Company discontinued the publication of Celebrity Living Weekly, MPH and Shape En Espanol in accordance with the provisions of SFAS No. 144. During the fourth quarter of fiscal 2007, the Company discontinued the publication of Looking Good Now and during the second quarter of fiscal year 2008 the Company discontinued the publication of Weekly World News. Operating results of these publications have been classified as discontinued operations for all periods presented. These publications were previously included in the Corporate/Other segment.

The following table sets forth total operating revenues, pre-tax loss from discontinued operations, income taxes and loss from discontinued operations for fiscal years 2006, 2007 and 2008, respectively (in thousands):

	2006	2007	2008
Total operating revenues	$17,189	$6,304	$932

Pre-tax loss from discontinued operations	$(27,893)	$(10,129)	$(685)
Income taxes	—	—	—

Loss from discontinued operations	$(27,893)	$(10,129)	$(685)

(4) Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is as follows at March 31 (in thousands):

	2007				2008
	Carrying Amount			Fair Value	Carrying Amount			Fair Value
Term loan	$450,000			$450,000	$450,000			$391,500
Revolving credit facility	60,000			60,000	60,000			49,800
Subordinated indebtedness	550,000	(a	)	515,125	570,000	(a	)	381,382

(a)	Amount does not include the bond premium or bond discount.

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

Effective August 20, 2003, the Company entered into an interest rate swap agreement, which effectively converted a portion of the Company’s fixed-rate debt to variable rate debt. The agreement, which expired on January 15, 2007, had a notional amount of $150.0 million. Under that agreement, the Company received a fixed rate of 8.875% and paid the London interbank offering rate (“LIBOR”) in arrears plus a spread of 5.38% subject to a collar adjustment. On July 28, 2006, the Company paid $1.6 million in connection with the interim settlement of this swap agreement. The final settlement date was January 15, 2007, which coincided with the swap agreement termination date. On January 24, 2007, the Company paid $1.6 million in connection with the final settlement of this swap agreement.

(5) Income Taxes

The Company files a consolidated Federal income tax return with Media and calculates the Company’s income tax on a separate return basis. The (benefit) provision for income taxes from continuing operations consists of the following (in thousands):

	Fiscal Year Ended
	2006	2007	2008
Current:
Federal	$(10,523)	$66	$262
State	33	542	(229)
Foreign	421	281	761

Total current (benefit) provision	(10,069)	889	794

Deferred:
Federal	(30,662)	(20,867)	4,192
State	(2,119)	(2,860)	(1,687)
Foreign	(23)	(98)	(15)

Total deferred (benefit) provision	(32,804)	(23,825)	2,490

(Benefit) provision for income taxes	$(42,873)	$(22,936)	$3,284

A reconciliation of the federal statutory tax rate with the Company’s effective tax rate is as follows:

	Fiscal Year Ended
	2006	2007	2008
U.S. statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.5	0.4	2.1
Meals and entertainment	(0.3)	(0.1)	(0.9)
Goodwill impairment	(4.9)	(15.9)	(4.2)
Valuation allowance on deferred tax assets	(5.7)	(12.7)	(37.9)
Foreign income taxed at other rates	—	—	0.2
Deferred tax on undistributed foreign earnings	—	—	(1.2)
Other, net	(0.2)	(0.3)	1.2

Effective tax rate	24.4%	6.4%	(5.7)%

The tax effected net deferred tax assets and liabilities are comprised of the following at March 31 (in thousands):

	2007	2008
Deferred Income Tax Assets – Current
Reserves and accruals	$6,197	$6,804
Revenue recognition	—	3,320
Subscription marketing programs	3,124	—
Other current deferred tax assets	1,659	742

Gross deferred income tax assets – current	10,980	10,866
Valuation allowance	(10,565)	(10,291)

Deferred income tax assets – current	$415	$575

Deferred Income Tax Liabilities – Current
Circulation expenses	$(786)	$(3,553)
Inventory	(1,005)	(901)
Other current deferred tax liabilities	(2,396)	(2,416)

Deferred income tax liabilities – current	$(4,187)	$(6,870)

Net deferred income tax liabilities – current	$(3,772)	$(6,295)

Deferred Income Tax Assets – Non-Current
Net operating losses	$49,283	$65,415
Unamortized debt costs	11,791	13,098
Goodwill and other intangibles	24,264	25,784
Other non-current deferred tax assets	3,651	3,976

Gross deferred income tax assets – non-current	88,989	108,273
Valuation allowance	(62,678)	(88,571)

Deferred income tax assets – non-current	$26,311	$19,702

Deferred Income Tax Liabilities – Non-Current
Goodwill and other intangibles	$(103,213)	$(103,970)
Circulation expenses	(8,072)	(3,435)
Property and equipment	(1,603)	(705)
Other non-current deferred tax liabilities	56	(518)

Deferred income tax liabilities – non-current	$(112,832)	$(108,628)

Net deferred income tax liabilities – non-current	$(86,521)	$(88,926)

The net deferred income tax liabilities – current of $3.8 million and $6.3 million as of March 31, 2007 and 2008, respectively, are included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The net deferred income tax liabilities – non-current of $86.5 million and $88.9 million as of March 31, 2007 and 2008, respectively, are included in deferred income taxes in the accompanying Consolidated Balance Sheets.

At March 31, 2007 and 2008, the Company had gross U.S. federal and state net operating loss carryforwards as follows (in thousands):

	2007	2008
Federal	$127,280	$170,849
State	103,873	121,004

The federal net operating loss carryforwards at March 31, 2008 expire beginning in 2026 through 2028. The state net operating loss carryforwards at March 31, 2008 expire beginning in 2010 through 2028.

The asset and liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s valuation allowance related to its deferred tax assets, which was $73.2 million at March 31, 2007, was increased by $25.7 million to $98.9 million at March 31, 2008. The valuation allowance reserves all deferred tax assets that will not be offset by reversing taxable temporary differences. The Company’s deferred tax assets and tax carryforwards remain available to offset taxable income in future years, thereby lowering any future cash tax obligations. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

The valuation allowance was provided against the portion of the net deferred tax assets not offset by the deferred tax liability for indefinite-lived intangibles. The Company’s deferred tax liabilities related to indefinite-lived intangibles are not considered a future source of income to support the realization of deferred tax assets within the net operating loss carryforward period.

As of March 31, 2007 and 2008, the Company’s accrued liabilities for uncertain tax positions related to federal and state income taxes, including interest and penalties amounted to $3.4 million and $4.0 million, respectively, and were included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

FIN 48, which became effective for the Company on April 1, 2007, clarifies the accounting for unrecognized income tax benefits. The total amount of unrecognized tax benefits as of the date of adoption was approximately $10.2 million. In addition, accrued interest and penalties amounted to approximately $1.1 million and $0.1 million, respectively, as of the date of adoption.

The total amount of unrecognized tax benefits as of March 31, 2008 was $8.3 million. Approximately $5.4 million of this amount would, if recognized, have an effect on the effective income tax rate. In addition to the unrecognized tax benefits, the Company recognized interest of $0.1 million and no penalty expense for fiscal year 2008 and had accrued interest and penalties of $1.2 million and $0.1 million, respectively, as of March 31, 2008.

The Company has identified its “major” tax jurisdictions to include the U.S. government, and the states of California, Florida and New York. In January 2008, the Company received notice that the Joint Committee on Taxation has accepted the Internal Revenue Service examination of its fiscal 2004 federal tax return and has taken no exception to the Company’s carryback of its fiscal years 2005 and 2006 net operating losses to prior years. The Company’s federal tax returns subject to examination are those filed for the fiscal years ended 2003 and 2005 through 2008. The Company’s fiscal years ended 2003 through 2008 federal tax returns remain open by statute. The Company’s major state tax jurisdictions subject to examination are the fiscal years ended 2003 through 2008.

It is reasonably possible that the unrecognized tax benefits could significantly decrease within the next twelve months upon settlement of federal, state, and local tax matters. Until final resolutions are reached between the Company and tax authorities, the determination of a possible range with respect to the impact on unrecognized tax benefits is not practicable.

A reconciliation of the change in the unrecognized tax benefits from April 1, 2007 to March 31, 2008 is as follows (in thousands):

Unrecognized Income Tax Benefits
Balance at April 1, 2007	$10,215
Increases for tax positions taken during a prior period	534
Decreases for tax positions taken during a prior period	(2,056)
Decreases for tax positions taken during the current period	(23)
Decreases relating to settlements with taxing authorities	(137)
Decreases resulting from the lapse of statutes of limitations	(196)

Balance at March 31, 2008	$8,337

(6) Credit Agreement

On January 30, 2006, the Company entered into a bank credit agreement (as amended, “the 2006 Credit Agreement”), replacing the then existing amended and restated credit agreement dated as of January 23, 2003 (the “2003 Credit Agreement”). The 2006 Credit Agreement includes a $60.0 million revolving credit facility (the “Revolving Facility”) and a $450.0 million term loan commitment (the “Term Facility”), which were both fully drawn as of March 31, 2008. The Company has the option to pay interest based on a floating base rate option equal to the greater of the JPMorgan Chase Bank, N.A. (“JPMorgan”) prime rate or the federal funds effective rate plus 0.5% or based on LIBOR, in each case plus a margin. The margin on all base rate borrowings is 2.5% and LIBOR borrowings is 3.5% if the Company’s corporate ratings are below Caa1 or CCC+. Otherwise, the margins under the Term Facility are 2.25% for base rate borrowings and 3.25% for LIBOR borrowings, and the margins under the Revolving Facility are based on the Company’s leverage ratio and range from 0.75% to 2.25% for base rate borrowings and 1.75% to 3.25% for LIBOR borrowings. As of March 31, 2008, all of the Company’s borrowings were based on LIBOR. The Company is required to repay $1.1 million of principal on its term loan commitment borrowings on a quarterly basis, commencing on June 30, 2008. In addition, the Company is required to make Excess Cash Flow payments (as defined in the 2006 Credit Agreement), which will be applied ratably to the then outstanding term loans. Fiscal year 2008 Excess Cash Flow payments of $8.1 million required by the 2006 Credit Agreement are due no later than June 30, 2008.

The 2006 Credit Agreement allows for revolving loans, term loans, swing line loans and letters of credit in an aggregate principal amount of $510.0 million. The Company’s revolving credit commitment matures in January 2012 and the Company’s term loan matures in January 2013 but both will mature on February 1, 2009 if the Company does not refinance at least $389.5 million of its outstanding 10.25% Series B Senior Subordinated Notes due 2009 (the “2009 Notes”) on or prior to February 1, 2009. In addition, the revolving credit commitment and the term loan under the 2006 Credit Agreement both will mature on October 15, 2010 if the Company does not refinance at least $145.5 million of its outstanding 8.875% Senior Subordinated Notes due 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”) on or prior to October 15, 2010. The Company believes that it is probable that it will be able to complete a refinancing of the 2009 Notes on or prior to February 1, 2009, and has therefore classified the appropriate principal amount associated with the 2006 Credit Agreement as non-current as of March 31, 2008. Based on the foregoing, the Company is required to repay $1.1 million of principal on its term loan commitment borrowings on a quarterly basis, commencing on June 30, 2008. In addition, the Company is required to repay its $60.0 million revolving credit commitment in January 2012 and the $420.5 million remaining balance on its term loan in January 2013.

To address this situation, the Company is in discussions regarding the possible extension or refinancing of the Notes. The Company intends to pursue these discussions to identify alternatives that are acceptable to the Company, although there can be no assurance that this will occur. The terms of any agreement to extend or refinance the Notes, if available at all, may be less favorable than the Company’s existing terms. In addition to the aforementioned discussions, the Company is also exploring strategic alternatives as discussed in Note 9, “Restructuring Activities.”

The 2006 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2006 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. Although there can be no assurances, the Company anticipates that, based on current projections (including projected borrowings and repayments under the Revolving Facility), its operating results for fiscal year 2009 will be sufficient to satisfy the financial covenants, as amended, under the 2006 Credit Agreement. The Company’s ability to satisfy such financial covenants is dependent on its business performing in accordance with its projections. If the performance of the Company’s business deviates from its projections, the Company may not be able to satisfy such financial covenants, including the senior secured leverage ratio. The Company’s projections are subject to a number of factors, many of which are events beyond its control, which could cause the Company’s actual results to differ materially from its projections. If the Company does not comply with these or other covenants and restrictions contained in the 2006 Credit Agreement, the Company could default under the 2006 Credit Agreement. The outstanding debt under the 2006 Credit Agreement could then be declared immediately due and payable. Moreover, the instruments governing almost all of the Company’s other debt contain cross-acceleration provisions so that an acceleration under any of the Company’s debt may result in a default under the Company’s other debt. If a cross-acceleration occurs, the maturity of the Company’s other debt could be accelerated and become immediately due and payable. If that happens, the Company may not be able to satisfy its debt obligations, which would have a substantial adverse effect on the Company’s ability to continue as a going concern.

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

The 2006 Credit Agreement requires, and the 2003 Credit Agreement required, the Company to pay a commitment fee ranging from 3/8% to 1/2% of the unused portion of the revolving commitment. Commitment fee payments under the 2006 and 2003 Credit Agreements totaled $0.1 million and $0.2 million for fiscal years 2007 and 2006, respectively. There were no commitment fee payments in fiscal year 2008, as the Revolving Facility was fully drawn during the entire fiscal year.

The effective interest rate under the 2006 Credit Agreement, including amounts borrowed under the term loan commitments and revolving credit commitment, as of March 31, 2008, was 7.5% and the effective weighted-average interest rates under the 2006 and 2003 Credit Agreements for fiscal years 2006, 2007 and 2008 were 6.7%, 8.5% and 8.5%, respectively. The increase in the effective weighted-average interest rate between fiscal years 2006 and 2007 is tied to the increase in LIBOR.

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

The February 2006 Waiver also provided for (a) an extension of the period for delivery of the Company’s financial statements to the Securities and Exchange Commission (“SEC”), (b) the waiver (the “Cross Default Waiver”) of any cross-default resulting from any failure by the Company to comply with the indentures governing the Notes (the “Indentures”) by failing to timely file its periodic reports with the SEC, (c) the continued treatment of display rack costs as capital expenditures for purposes of the 2006 Credit Agreement, (d) an increase in the margins applicable to borrowings under the 2006 Credit Agreement during the period that the Restatement was in process, and (e) additional limitations (the “Additional Limitations”) affecting the Company’s ability to repurchase the Notes, make certain restricted payments and to give consideration to noteholders to waive the failure to comply with the reporting covenant under the Indentures, in each case during the period that the Restatement was in process.

The February 2006 Waiver also provided for an increase in margins applicable to borrowings in the event of a downgrade in the ratings by Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services of the debt under the 2006 Credit Agreement to the extent such downgrade was effective within one month after completion of the Restatement and was expressly attributable to the Restatement. Pursuant to the February 2006 Waiver, the Company paid amendment fees in cash equal to $1.00 per $1,000 of the outstanding and available credit facilities (totaling $510.0 million) under the 2006 Credit Agreement, for an aggregate payment of $0.5 million.

On June 23, 2006, the Company entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “June 2006 Waiver”). The June 2006 Waiver, among other things, provided for (i) extensions of the Restatement Waiver (with certain changes to the conditions), the Cross Default Waiver and the Additional Limitations, (ii) an extension of the deadline for delivery of the Company’s financial statements for periods through June 30, 2006, (iii) certain amendments and waivers to the financial covenants under the 2006 Credit Agreement, (iv) the approval of the possible sale of certain of the Company’s publications, and (v) the approval of certain other changes relating to the foregoing items. Pursuant to the June 2006 Waiver, the Company paid amendment fees in cash equal to $2.50 per $1,000 of the outstanding and available credit facilities (totaling $510.0 million) under the 2006 Credit Agreement, for an aggregate payment of $1.3 million.

On August 18, 2006, the Company entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “August 2006 Waiver”). The August 2006 Waiver, among other things, provided for (i) extensions of the Restatement Waiver, the Cross Default Waiver and the Additional Limitations and (ii) an extension of the deadline for delivery of the Company’s financial statements for periods through September 30, 2006. Pursuant to the August 2006 Waiver, the Company paid amendment fees in cash equal to $1.25 per $1,000 of the outstanding and available credit facilities (totaling $510.0 million) under the 2006 Credit Agreement, for an aggregate payment of $0.6 million.

On October 26, 2006, the Company entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “October 2006 Waiver”). The October 2006 Waiver, among other things, provided for (i) extensions of the Restatement Waiver, the Cross Default Waiver and the Additional Limitations, (ii) an extension of the deadline for delivery of the Company’s financial statements for periods through December 31, 2006 and (iii) certain amendments and waivers to the financial covenants under the 2006 Credit Agreement. Pursuant to the October 2006 Waiver, the Company paid amendment fees in cash equal to $2.50 per $1,000 of the outstanding and available credit facilities (totaling $510.0 million) under the 2006 Credit Agreement, for an aggregate payment of $1.3 million. Under the October 2006 Waiver, the period for extension of the deadlines for delivery of the Company’s financial statements was contingent on obtaining similar extensions from the holders of the 2009 Notes and 2011 Notes (the Company subsequently obtained such extensions but was required to pay additional fees under the October 2006 Waiver equal to $1.25 per $1,000 of the outstanding and available credit facilities because the Company paid similar fees to the holders of the 2009 Notes and 2011 Notes to obtain such extensions).

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

The February 2007 Waiver also provided, among other things for (a) the extension for delivery of the Company’s financial statements to the SEC, (b) the continuing waiver of any cross-default resulting from any failure by the Company to comply with the Indentures by failing to timely file its periodic reports with the SEC, (c) an increase in the margins applicable to borrowings under the 2006 Credit Agreement, (d) certain additional reporting requirements for a limited period, (e) certain amendments and waivers to the financial covenants under the 2006 Credit Agreement, (f) the issuance of additional notes to the holders of the Notes under certain circumstances, (g) the continuation of limitations affecting the Company’s ability to (i) repurchase the Notes, (ii) make certain restricted payments and (iii) give consideration to Note holders to waive the failure to comply with the reporting covenant under the Indentures, in each case during the period that the Restatement was in process, and (h) a further increase in margins applicable to borrowings in the event of a specified downgrade in the ratings by Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services of the debt under the 2006 Credit Agreement or in the event certain payments are made to the holders of the Notes. Pursuant to the February 2007 Waiver, the Company paid an amendment fee in cash to lenders who approved the February 2007 Waiver equal to $1.25 per $1,000 in principal amount of the outstanding and available credit facilities of such lenders resulting in an aggregate payment of $0.5 million.

On April 16, 2007, the Company entered into an Amendment and Waiver Agreement with respect to certain provisions of the 2006 Credit Agreement (the “April 2007 Waiver”). The April 2007 Waiver provided, among other things, for extensions of the applicable deadlines for delivery of the Company’s financial statements to the SEC. Pursuant to the April 2007 Waiver, the Company paid an amendment fee in cash to lenders who approved the April 2007 Waiver equal to $0.50 per $1,000 in principal amount of the outstanding and available credit facilities of such lenders resulting in an aggregate payment of $0.3 million.

(7) Senior Subordinated Indebtedness

On May 7, 1999, the Company issued $250.0 million in aggregate principal amount of the 2009 Notes. On February 14, 2002, the Company issued $150.0 million in aggregate principal amount of the 2009 Notes. These two issuances of notes constitute a single series of debt securities. On January 23, 2003, the Company issued $150.0 million aggregate principal amount of the 2011 Notes. The Notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness and rank equally with all of the Company’s existing and future senior subordinated indebtedness. Pursuant to the provision of the applicable Indenture, the Company issued an additional $14.5 million of 2009 Notes and $5.5 million of 2011 Notes in December 2007.

Payments of principal in the amount of $414.5 million and $155.5 million under the Notes are due in fiscal years 2010 and 2011, respectively.

The Notes are unconditionally guaranteed, on a senior subordinated basis, by all of the Company’s domestic subsidiaries. Each domestic subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the Notes on a senior subordinated basis. Note guarantees are joint and several, full and unconditional and general unsecured obligations of the Note guarantors. The Note guarantees are subordinated in right of payment to all existing and future senior debt of the Note guarantors, including the 2006 Credit Agreement, and are also effectively subordinated to all secured obligations of Note guarantors to the extent of the assets securing such obligations, including the 2006 Credit Agreement. Furthermore, the Indentures permit the Note guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. See Note 18, “Supplemental Condensed Consolidating Financial Information.”

Under the Indenture relating to the 2009 Notes, the Company is permitted to redeem some or all of the 2009 Notes, at its option, at par, plus accrued and unpaid interest to the redemption date. Prior to January 15, 2009, the 2011 Notes are redeemable at a price of $1,029.58 per $1,000 aggregate principal amount, plus accrued and unpaid interest to the redemption date. After January 15, 2009, but before January 15, 2010, the 2011 Notes are redeemable at a price of $1,014.79 per $1,000 aggregate principal amount, plus accrued and unpaid interest to the redemption date. The 2011 Notes are redeemable at par, plus accrued and unpaid interest, any time thereafter.

The Indentures contain a number of covenants that, among other things, limit the Company’s ability and that of its restricted subsidiaries, subject to important exceptions and qualifications, to: borrow money; guarantee other indebtedness; use assets as security in other transactions; pay dividends on stock, redeem stock or redeem subordinated debt; make investments; enter into agreements that restrict the payment of dividends by subsidiaries; sell assets; enter into affiliate transactions; sell capital stock of subsidiaries; enter into new lines of business; and merge or consolidate. In addition, the Indentures impose certain requirements as to future subsidiary guarantors and contain certain customary events of default.

In connection with the consent agreements the Company entered into in March 2006 with holders of a majority of the outstanding principal amount of each series of the Notes the Company entered into supplemental indentures, the purpose of which was to amend the Indentures, to (i) extend the time by which the Company had to file its periodic reports with the SEC and (ii) require the Company to meet specified leverage ratios as of September 30, 2007 and 2008.

If the Company failed to meet the specified leverage ratio of 8:1 as of September 30, 2007, it was required to make one of three elections which were as follows: (1) issue an additional $20.0 million of senior subordinated notes to the existing holders of the Notes, or (2) make a cash payment of $20.0 million to the holders of the Notes, or (3) issue equity or receive a cash equity contribution in such amount as would result in net proceeds to the Company of no less than $40.0 million or in such lesser amount sufficient to permit the Company to achieve the specified leverage ratio (after giving pro forma effect to the reduction of indebtedness that would be effected with such proceeds).

The Company failed to meet the specified leverage ratio of 8:1 as of September 30, 2007, and as a result, the Company issued $20.0 million aggregate principal amount of additional 2009 Notes and 2011 Notes to the existing holders of the Notes (the “December 2007 Issuance”). As of September 30, 2007, the Company recorded a liability at a fair market value of $17.3 million for such Notes. The Company reduced this liability to reflect the fair market value of $17.1 million on December 13, 2007, the issuance date. This liability is included in senior subordinated notes, net, in the accompanying Consolidated Balance Sheets and a related expense of $17.1 million is reflected for the issuance of the senior subordinated notes in the accompanying Consolidated Statements of Loss for the fiscal year ended March 31, 2008.

If the Company fails to meet the specified leverage ratio of 7.25:1 as of September 30, 2008, it will be required to make one of three elections which are as follows: (1) issue an additional $36.3 million of senior subordinated notes to the existing holders of the Notes, or (2) make a cash payment of $20.7 million to the holders of the Notes, or (3) issue equity or receive a cash equity contribution in such amount as will result in net proceeds to the Company of no less than $50.0 million or in such lesser amount sufficient to permit the Company to achieve the specified leverage ratio (after giving pro forma effect to the reduction of indebtedness that shall be effected with such proceeds). If the Company fails to meet such leverage ratio, the Company expects to issue $36.3 million of senior subordinated notes to the existing holders of the Notes.

The Company entered into various other consent agreements with holders of a majority in principal amount of each series of the Notes in fiscal years 2007 and 2008. The principal purpose of these consent agreements was to permit the Company to extend the time by which it must file its periodic reports with the SEC. These consent agreements required the Company to make aggregate payments to all holders of the Notes of $6.2 million.

(8) Deferred Debt Costs

Deferred debt costs, net are comprised of the following at March 31 (in thousands):

	2007	2008
Credit agreement	$4,868	$4,868
Senior subordinated indebtedness	24,528	24,528
Consent and waiver fees	16,512	17,602
Less - accumulated amortization	(22,022)	(32,948)

	$23,886	$14,050

In connection with the various amendment and waiver agreements with respect to the 2006 Credit Agreement and the various consent agreements with respect to the Notes that the Company entered into between June 2006 and May 2007, the Company deferred approximately $11.5 million and is amortizing that amount over the life of the related debt in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

(9) Restructuring Activities

On April 4, 2006, the Board of Directors of the Company committed to a plan (the “Plan”) to restructure certain of its operations. The Plan was adopted to improve the Company’s profitability and future net cash flows, and included actions that the Company has taken including: discontinuing the publication of Celebrity Living Weekly, MPH and Shape En Espanol, the relocation of the operations associated with National Enquirer from New York City back to Boca Raton, Florida, centralizing certain operations, and reducing certain other operating, general and administrative expenses. The Company’s relocation plan involved the termination of approximately 50 employees. This activity resulted in a charge of $4.0 million for fiscal year 2007, which included $2.4 million for termination benefits, $0.1 million for costs associated with the relocation of employees, $0.6 million for facility closures and $0.9 million for deferred rack cost write-offs. $2.9 million of these charges was included in selling, general and administrative expense and $1.1 million of these charges was included in loss from discontinued operations in the accompanying Consolidated Statements of Loss for fiscal year 2007. In addition, these restructuring charges were primarily incurred in the Tabloid Publication and Corporate/Other reporting segments. Through March 31, 2008, the Company has paid termination benefits of $2.3 million, $0.1 million for relocation costs and $0.4 million for costs associated with facility closures. As of March 31, 2008, the Company no longer has an accrual associated with this action. The Company has completed this restructuring plan.

The following table sets forth the detail and activity in the restructuring expense accrual related to this activity during fiscal years 2007 and 2008 (in thousands):

Fiscal Year 2007	Balances March 31, 2006	2007 Restructuring Expense	2007 Cash Payments	Asset Write-Offs	Balances March 31, 2007
Accrued liabilities:
Severance	$—	$2,349	$(2,306)	$—	$43
Relocation	—	70	(61)	—	9
Facility Closures	—	642	(377)	(236)	29
Deferred Rack Write – Offs	—	908	—	(908)	—

	$—	$3,969	$(2,744)	$(1,144)	$81

Fiscal Year 2008	Balances March 31, 2007	2008 Restructuring Expense	2008 Cash Payments	Asset Write-Offs	Balances March 31, 2008
Accrued liabilities:
Severance	$43	$(7)	$(36)	$—	$—
Relocation	9	(9)	—	—	—
Facility Closures	29	(27)	(2)	—	—

	$81	$(43)	$(38)	$—	$—

The Board of Directors of the Company has decided to explore a full range of strategic alternatives with respect to the Company, including the raising of capital, the sale of assets, the refinancing of the Company’s existing debt or other transactions that could materially change the Company’s business or capital structure. There can be no assurance that the exploration of these strategic alternatives will result in a transaction. The Company does not intend to disclose developments with respect to the exploration of strategic alternatives unless and until the Company’s Board has approved and the Company has signed definitive documentation with respect to a specific transaction.

(10) Related Party Transactions

Evercore Partners LLP (“Evercore”) and Thomas H. Lee Partners L.P. (“T.H. Lee”) and their affiliates beneficially own approximately 9.7% and 61.9% of Vertis, Inc. (“Vertis”), respectively. Vertis performs significant portions of the Company’s Tabloid Publications pre-press operations. Purchases of this service from Vertis totaled $5.1 million, $3.5 million and $3.0 million for fiscal years 2006, 2007 and 2008, respectively. At March 31, 2007 and 2008, the Company had payables due to Vertis of $391,000 and $120,000, respectively.

In April 2003, Media, THL Managers V, LLC, an affiliate of T.H. Lee, and Evercore Advisors L.P., an affiliate of Evercore, entered into a management agreement pursuant to which THL Managers V, LLC and Evercore Advisors L.P. provide certain management and advisory services to Media for an annual fee of $1.0 million each. Management fees of $1.0 million were paid to each of Evercore and T.H. Lee in fiscal year 2006. Pursuant to certain of the supplemental indentures the Company entered into in fiscal year 2007, such fees for fiscal years 2007 and 2008 have been accrued and payments for such fees will not be made beginning in fiscal year 2007 or thereafter until the Company has complied with certain of its leverage ratios under the Indentures or satisfies one of the three election options with respect to the September 30, 2008 leverage ratio described in Note 7, “Senior Subordinated Indebtedness.” Accordingly, the Company has recorded $4.0 million of accrued expenses and other liabilities as of March 31, 2008. Evercore and T.H. Lee own 21.8% and 59.0%, respectively, of the LLC.

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

The Company has concluded that it is the primary beneficiary of the limited liability company and, consequently, the Company accounts for the limited liability company as a consolidated subsidiary. The Company has recorded the $3.0 million Put/Call Option and the $3.0 million Olympia Trademarks as an indefinite lived intangible asset in the accompanying Consolidated Balance Sheets as of March 31, 2007 and 2008. In addition, the Company has recorded $4.8 million of accrued expenses and other liabilities at March 31, 2008 which represents the remaining obligation for the Put/Call Option and the license fee associated with the Olympia Trademarks.

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

Printing Agreement

The Company has a printing agreement expiring in fiscal year 2016 with R.R. Donnelley & Sons Company (“RR Donnelley”) to print National Enquirer, Globe, Shape, Men’s Fitness, Fit Pregnancy, Muscle & Fitness, Muscle & Fitness Hers, Flex, Natural Health, National Examiner, Sun, Mira! and Country Weekly. Additionally, the Company has printing agreements with Quad/Graphics, Inc. to print Star expiring in fiscal year 2015, Trend Offset Printing, Inc. to print Star expiring in fiscal year 2012 and Arti Grafiche Boccia, S.p.A. (“AGB”) to print certain of its European publications expiring in fiscal year 2011. These contracts, with the exception of AGB, require pricing adjustments based on the Consumer Price Index. Based on current pricing and production levels, these contracts are estimated to cost approximately $499.6 million over their remaining life as follows (in thousands):

Fiscal Year
2009	$66,915
2010	68,870
2011	70,131
2012	69,949
2013	65,413
Thereafter	158,298

$499,576

Pre-press Agreement

The Company has a pre-press agreement expiring in its fiscal year 2016 with RR Donnelley for Shape, Men’s Fitness, Muscle & Fitness Hers, Fit Pregnancy, Muscle & Fitness, Flex, and Natural Health. All other titles are under a pre-press agreement with Vertis, expiring in the Company’s fiscal year 2012. Based on current pricing and production levels, these contracts, which require pricing adjustments based on changes in the Consumer Price Index, are estimated to cost approximately $34.2 million over their remaining life. See Note 10, “Related Party Transactions,” for a discussion of the Company’s pre-press relationship with Vertis. Commitments under these agreements at March 31, 2008 are as follows (in thousands):

Fiscal Year
2009	$5,880
2010	6,060
2011	6,245
2012	3,629
2013	3,161
Thereafter	9,209

$34,184

Operating Leases

Minimum annual commitments under non-cancelable operating leases at March 31, 2008 are as follows (in thousands):

Fiscal Year
2009	$4,004
2010	3,980
2011	3,870
2012	1,448
2013	—
Thereafter	—

$13,302

Rent expenses under real property and equipment leases were $7.4 million, $6.2 million and $5.4 million for fiscal years 2006, 2007 and 2008, respectively, and are included in selling, general and administrative expense in the accompanying Consolidated Statements of Loss.

Trademark License Agreement

As part of the acquisition of the Weider publications, the Company entered into a trademark license agreement with Weider Health and Fitness which grants the Company the exclusive right to use the Weider trademarks on the cover and in the editorial content of existing Weider titles of the acquired business and in any future healthy living or fitness-related publications in any media. The Company was also given the non-exclusive right to use the trade name Joe Weider on products and services other than publications. The Company pays Weider Health and Fitness $0.2 million per year pursuant to the trademark license agreement and has estimated that such payments will continue through 2017. The Company also has the right to use the Weider, Team Weider and Joe Weider trademarks in most other countries in the world.

(13) Selected Quarterly Financial Data (Unaudited)

Quarterly financial data for fiscal years 2007 and 2008 is as follows (in thousands):

	Operating Revenues	Gross Profit	Operating Income (Loss)			Net Loss
2007
Q1 2007 (b)	$115,419	$40,317	$4,595			$(27,472)
Q1 2007, as revised (c)	114,472	40,273	4,641			(27,472)

Q2 2007 (b)	124,830	51,588	22,239			(4,339)

Q3 2007 (b)	107,071	32,584	(302,250)	(a	)	(306,891)	(a	)

Q4 2007 (c)	124,487	50,487	21,675			(5,096)

2008
Q1 2008 (b)	$121,839	$52,440	$26,200			$(123)
Q1 2008, as revised (c)	121,132	52,509	26,296			(123)

Q2 2008 (b)	131,914	60,328	31,358			(17,755)

Q3 2008 (b)	114,530	46,602	17,244			(13,962)

Q4 2008	123,198	54,698	(7,844)	(d	)	(30,054)	(d	)

(a)	Operating loss and net loss for the third quarter of fiscal year 2007 includes a provision for impairment of tradenames, goodwill and other identified intangibles of $305.4 million.
(b)	Amounts as reported in the Company’s fiscal quarters ended June 30, 2007 (Q1 fiscal year 2008), September 30, 2007 (Q2 fiscal year 2008), and December 31, 2007 (Q3 fiscal year 2008) Form 10-Q.
(c)	Amounts have been revised to account for the discontinued publication of Weekly World News, which was discontinued in second quarter of fiscal year 2008.
(d)	Operating loss and net loss for the fourth quarter of fiscal year 2008 includes a provision for impairment of tradenames, goodwill and other identified intangibles of $31.1 million.

(14) Business Segment Information

The Company has aggregated its business into five reporting segments: Celebrity Publications, Tabloid Publications, Women’s Health and Fitness Publications, Distribution Services and Corporate/Other. The aggregation of the Company’s business is based upon the Company’s publications having the following similarities: economic characteristics including gross margins, types of products and services, types of production processes, type or class of customers, and method of distribution, as required by SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”).

The Celebrity Publications segment aggregation includes Star and Country Weekly.

The Tabloid Publications segment aggregation includes National Enquirer, Globe, and National Examiner.

The Women’s Health and Fitness Publications segment aggregation includes Shape and Fit Pregnancy.

The Distribution Services segment is comprised of DSI, which arranges for the placement of our publications and third-party publications with retailers and monitors through its regional managers and merchandising staff that these publications are properly displayed in stores, primarily national and regional supermarket chains and major retail chains such as Wal-Mart, Kroger Companies, Safeway, Super Valu/Albertsons, Stop & Shop/Giant Food, Pathmark, Winn Dixie and Food Lion. DSI coordinates (also known as acting as a “category manager/front-end advisor”) the racking of magazine fixtures for selected retailers. In addition, DSI provides sales of marketing, merchandising and information gathering services for third parties including non-magazine clients.

The Corporate/Other segment aggregation includes the following publications: Muscle & Fitness, Men’s Fitness, Muscle & Fitness Hers, Flex, Natural Health, Sun, and Mira!. In addition, the Corporate/Other segment also includes ancillary sales and corporate overhead. Ancillary sales primarily relate to licensing, syndication, new media and product merchandise sales. Corporate expenses not allocated to other segments include production and circulation department costs, and executive staff support departments such as information technology, accounting, legal, human resources and administration. While most of the publications aggregated in the Corporate/Other segment have certain similar economic characteristics and also similar products and services, production processes, type or class of customers, and method of distribution as some of the other publications which are aggregated into the other reporting segments (Celebrity Publications, Tabloid Publications and Women’s Health and Fitness Publications), their gross margins are dissimilar with such other publications. Accordingly, the Company has aggregated those publications into the Corporate/Other reporting segment.

The Company’s accounting policies are the same for all reportable segments.

Segment Data

The following table presents the results of and assets employed in the Company’s five reporting segments for fiscal years 2006, 2007 and 2008, respectively. The information includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany advertising and other services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation. The results of operations exclude the results of our discontinued operations for all periods presented. See Note 3, “Discontinued Operations,” for a discussion regarding discontinued operations.

	Segment (in thousands)					(in thousands)
	Celebrity Publications	Tabloid Publications	Women’s Health and Fitness Publications	Distribution Services	Corporate/ Other (1)	Elimination Entries		Consolidated Total
Operating revenues
Fiscal year ended 2006	$135,004	$142,964	$74,468	$31,118	$104,612	$(9,188)	(2)	$478,978
Fiscal year ended 2007	$123,917	$141,198	$75,866	$31,559	$107,129	$(8,809)	(2)	$470,860
Fiscal year ended 2008	$127,667	$140,667	$85,533	$32,956	$112,649	$(8,698)	(2)	$490,774

Operating income (loss)
Fiscal year ended 2006 (3)	$(27,933)	$(11,415)	$23,847	$7,315	$(72,638)	$—		$(80,824)
Fiscal year ended 2007 (4)	$(108,683)	$(37,292)	$23,978	$7,769	$(139,467)	$—		$(253,695)
Fiscal year ended 2008 (5)	$20,747	$64,832	$29,248	$8,666	$(56,439)	$—		$67,054

Depreciation and amortization
Fiscal year ended 2006	$2,011	$2,490	$—	$528	$19,023	$—		$24,052
Fiscal year ended 2007	$1,967	$2,629	$—	$334	$10,025	$—		$14,955
Fiscal year ended 2008	$1,916	$2,628	$—	$173	$7,871	$—		$12,588

Amortization of deferred rack costs
Fiscal year ended 2006	$4,117	$6,654	$146	$—	$6,051	$—		$16,968
Fiscal year ended 2007	$3,943	$6,268	$500	$—	$5,334	$—		$16,045
Fiscal year ended 2008	$2,164	$4,786	$610	$—	$3,099	$—		$10,659

Provision for impairment of intangible assets and goodwill
Fiscal year ended 2006	$61,410	$68,126	$—	$—	$2,139	$—		$131,675
Fiscal year ended 2007	$128,049	$97,579	$—	$—	$79,774	$—		$305,402
Fiscal year ended 2008	$11,470	$—	$—	$—	$19,627	$—		$31,097

Total Assets
At March 31, 2007	$189,577	$336,476	$100,706	$21,654	$330,870	$—		$979,283
At March 31, 2008	$179,319	$335,125	$103,889	$17,246	$305,580	$—		$941,159

(1)	Income tax benefit of $42.9 million and $22.9 million and income tax expense of $3.3 million, interest expense of $86.0 million, $97.4 million and $99.0 million, and amortization of deferred debt costs of $10.7 million, $8.0 million and $10.9 million for fiscal years 2006, 2007 and 2008, respectively, are included in the Corporate/Other segment.
(2)	Amount represents revenues from transactions with other operating segments of the Company.
(3)	Operating income (loss) includes the provision for impairment of tradenames of $36.8 million for Celebrity Publications, $68.1 million for Tabloid Publications and $2.1 million for Corporate/Other and the provision for impairment of goodwill of $24.6 million for Celebrity Publications.
(4)	Operating income (loss) includes the provision for impairment of tradenames and other identified intangibles of $66.8 million for Celebrity Publications and $8.2 million for Corporate/Other and the provision for impairment of goodwill of $61.3 million for Celebrity Publications, $97.6 million for Tabloid Publications and $71.6 million for Corporate/Other.
(5)	Operating income (loss) includes the provision for impairment of tradenames and other identified intangibles of $3.3 million for Celebrity Publications and the provision for impairment of goodwill of $8.2 million for Celebrity Publications and $19.6 million for Corporate/Other.

(15) Restructuring, Severance, Launch and Restatement Professional Fees

The Company incurred restructuring, severance, charges for the launch or re-launch of publications, and charges for professional fees associated with the Restatement in operating income (loss) for each of fiscal years 2006, 2007 and 2008. A summary of net pre-tax charges, incurred for each of fiscal years 2006, 2007 and 2008 is as follows (in thousands):

	Fiscal Year Ended
	2006	2007	2008
Restructuring and other severance costs	$2,581	$4,180	$1,481
Launch or re-launch expenses	13,030	1,011	513
Restatement professional fees	4,321	14,900	—

	$19,932	$20,091	$1,994

(16) Benefit Plans

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 20% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. During fiscal years 2006, 2007 and 2008, the Company made matching contributions of 100% of the first 2% of participating employee’s eligible contributions. The Company’s matching contributions were approximately $0.5 million in each of fiscal years 2006 and 2007 and approximately $0.6 million in fiscal year 2008.

(17) Capital Stock

The Company’s common stock is owned by Media and all of Media’s common stock is owned by the LLC. The ownership interests in the LLC are represented by Class A and Class B units. The units of the LLC are exchangeable for the common stock of Media under certain circumstances and with restrictions. Return of equity investment in fiscal year 2006 is included in the Consolidated Statements of Stockholder’s Equity and Comprehensive Loss and the Consolidated Statements of Cash Flows and represents payments made to employees or former employees related to the redemption of Class A units in the LLC. These payments were approved by the Company’s Board of Directors.

(18) Supplemental Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information of (a) the parent company, American Media Operations, Inc., as issuer of the Notes, (b) on a combined basis, the subsidiary guarantors of the Notes, and (c) on a combined basis, the subsidiaries that are not guarantors of the Notes. Separate financial statements of the subsidiary guarantors are not presented because each of the subsidiary guarantors is 100% owned by the parent company issuer and the guarantee by each subsidiary guarantor is full and unconditional and joint and several. As a result and in accordance with Rule 3-10(f) of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Company includes the following:

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$156	$60,534	$3,476	$—	$64,166
Trade receivables, net	—	54,392	2,682	—	57,074
Inventories	—	28,058	571	—	28,629
Prepaid expenses and other current assets	38	13,694	610	(113)	14,229

Total current assets	194	156,678	7,339	(113)	164,098

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	1,648	—	—	1,648
Furniture, fixtures and equipment	—	42,600	505	—	43,105
Less – accumulated depreciation	—	(39,234)	(422)	—	(39,656)

Total property and equipment, net	—	5,014	83	—	5,097

OTHER ASSETS:
Deferred debt costs, net	14,050	—	—	—	14,050
Deferred rack costs, net	—	7,749	—	—	7,749
Other long-term assets	—	2,741	9	—	2,750
Investment in subsidiaries	530,899	3,984	—	(534,883)	—

Total other assets	544,949	14,474	9	(534,883)	24,549

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	355,153	4,510	—	359,663
Other identified intangibles, net	6,000	381,752	—	—	387,752

Total goodwill and other identified intangible assets	6,000	736,905	4,510	—	747,415

TOTAL ASSETS	$551,143	$913,071	$11,941	$(534,996)	$941,159

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Term loan	$12,629	$—	$—	$—	$12,629
Accounts payable	87	41,342	1,082	—	42,511
Accrued expenses and other liabilities	4,838	55,939	(18)	4,451	65,210
Accrued interest	24,246	1	—	—	24,247
Deferred revenues	134	40,952	580	—	41,666

Total current liabilities	41,934	138,234	1,644	4,451	186,263

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	497,371	—	—	—	497,371
Senior subordinated notes, net	567,681	—	—	—	567,681
Deferred income taxes	—	93,567	(77)	(4,564)	88,926
Due to (from) affiliates	(156,761)	150,371	6,390	—	—

Total liabilities	950,225	382,172	7,957	(113)	1,340,241

STOCKHOLDER’S EQUITY (DEFICIT):
Total stockholder’s equity (deficit)	(399,082)	530,899	3,984	(534,883)	(399,082)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$551,143	$913,071	$11,941	$(534,996)	$941,159

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$58,522	$1,892	$—	$60,414
Trade receivables, net	—	46,394	2,108	—	48,502
Inventories	—	22,870	655	—	23,525
Prepaid expenses and other current assets	—	15,637	407	(1,307)	14,737

Total current assets	—	143,423	5,062	(1,307)	147,178

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	1,724	—	—	1,724
Furniture, fixtures and equipment	—	41,030	444	—	41,474
Less – accumulated depreciation	—	(35,932)	(360)	—	(36,292)

Total property and equipment, net	—	6,822	84	—	6,906

OTHER ASSETS:
Deferred debt costs, net	23,886	—	—	—	23,886
Deferred rack costs, net	—	11,838	—	—	11,838
Other long-term assets	—	2,597	11	—	2,608
Investment in subsidiaries	499,561	1,708	—	(501,269)	—

Total other assets	523,447	16,143	11	(501,269)	38,332

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	382,953	4,510	—	387,463
Other identified intangibles, net	—	399,404	—	—	399,404

Total goodwill and other identified intangible assets	—	782,357	4,510	—	786,867

TOTAL ASSETS	$523,447	$948,745	$9,667	$(502,576)	$979,283

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$32,050	$1,139	$—	$33,189
Accrued expenses and other liabilities	—	55,879	1,539	—	57,418
Accrued interest	31,175	463	98	—	31,736
Deferred revenues	—	42,028	591	—	42,619

Total current liabilities	31,175	130,420	3,367	—	164,962

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	510,000	—	—	—	510,000
Senior subordinated notes, net	550,217	—	—	—	550,217
Deferred income taxes	—	87,749	79	(1,307)	86,521
Management fee payable	—	2,000	—	—	2,000
Due to (from) affiliates	(233,528)	229,015	4,513	—	—

Total liabilities	857,864	449,184	7,959	(1,307)	1,313,700

STOCKHOLDER’S EQUITY (DEFICIT):
Total stockholder’s equity (deficit)	(334,417)	499,561	1,708	(501,269)	(334,417)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$523,447	$948,745	$9,667	$(502,576)	$979,283

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$265,575	$6,142	$—	$271,717
Advertising	—	174,316	7,178	—	181,494
Other	2,848	33,414	1,301	—	37,563

Total operating revenues	2,848	473,305	14,621	—	490,774

OPERATING EXPENSES:
Editorial	—	50,269	1,258	—	51,527
Production	1,880	132,434	3,937	—	138,251
Distribution, circulation and other cost of sales	—	84,431	2,428	—	86,859
Selling, general and administrative	144	99,240	4,014	—	103,398
Depreciation and amortization	—	12,529	59	—	12,588
Provision for impairment of intangible assets and goodwill	—	31,097	—	—	31,097

Total operating expenses	2,024	410,000	11,696	—	423,720

OPERATING INCOME	824	63,305	2,925	—	67,054

OTHER INCOME (EXPENSE):
Interest expense	(98,718)	(324)	—	—	(99,042)
Senior subordinated notes issued	(17,109)	—	—	—	(17,109)
Amortization of deferred debt costs	(10,926)	—	—	—	(10,926)
Other income, net	(420)	2,337	181	—	2,098

Total other income (expense)	(127,173)	2,013	181	—	(124,979)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, EQUITY IN EARNINGS (LOSSES) OF CONSOLIDATED SUBSIDIARIES AND LOSS FROM DISCONTINUED OPERATIONS	(126,349)	65,318	3,106	—	(57,925)

PROVISION (BENEFIT) FOR INCOME TAXES	(28,694)	31,234	744	—	3,284

EQUITY IN EARNINGS (LOSSES) OF CONSOLIDATED SUBSIDIARIES	35,761	2,362	—	(38,123)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(61,894)	36,446	2,362	(38,123)	(61,209)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(685)	—	—	(685)

NET INCOME (LOSS)	$(61,894)	$35,761	$2,362	$(38,123)	$(61,894)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$264,375	$4,662	$—	$269,037
Advertising	—	160,153	6,042	—	166,195
Other	—	34,637	991	—	35,628

Total operating revenues	—	459,165	11,695	—	470,860

OPERATING EXPENSES:
Editorial	—	54,806	1,013	—	55,819
Production	—	146,095	3,816	—	149,911
Distribution, circulation and other cost of sales	—	88,288	1,910	—	90,198
Selling, general and administrative	—	104,037	4,233	—	108,270
Depreciation and amortization	—	14,866	89	—	14,955
Provision for impairment of intangible assets and goodwill	—	305,402	—	—	305,402

Total operating expenses	—	713,494	11,061	—	724,555

OPERATING INCOME (LOSS)	—	(254,329)	634	—	(253,695)

OTHER INCOME (EXPENSE):
Interest expense	(97,207)	(131)	(97)	—	(97,435)
Amortization of deferred debt costs	(7,987)	—	—	—	(7,987)
Other income, net	—	2,512	—	—	2,512

Total other income (expense)	(105,194)	2,381	(97)	—	(102,910)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, EQUITY IN EARNINGS (LOSSES) OF CONSOLIDATED SUBSIDIARIES AND LOSS FROM DISCONTINUED OPERATIONS	(105,194)	(251,948)	537	—	(356,605)

PROVISION (BENEFIT) FOR INCOME TAXES	(1,440)	(21,679)	183	—	(22,936)

EQUITY IN EARNINGS (LOSSES) OF CONSOLIDATED SUBSIDIARIES	(240,044)	354	—	239,690	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(343,798)	(229,915)	354	239,690	(333,669)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(10,129)	—	—	(10,129)

NET INCOME (LOSS)	$(343,798)	$(240,044)	$354	$239,690	$(343,798)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$274,675	$5,047	$—	$279,722
Advertising	—	159,895	5,112	—	165,007
Other	—	33,354	895	—	34,249

Total operating revenues	—	467,924	11,054	—	478,978

OPERATING EXPENSES:
Editorial	—	57,559	1,148	—	58,707
Production	—	145,369	3,244	—	148,613
Distribution, circulation and other cost of sales	—	91,285	1,881	—	93,166
Selling, general and administrative	—	100,065	3,524	—	103,589
Depreciation and amortization	—	23,989	63	—	24,052
Provision for impairment of intangible assets and goodwill	—	131,675	—	—	131,675

Total operating expenses	—	549,942	9,860	—	559,802

OPERATING INCOME (LOSS)	—	(82,018)	1,194	—	(80,824)

OTHER INCOME (EXPENSE):
Interest expense	(85,941)	(25)	(60)	—	(86,026)
Amortization of deferred debt costs	(10,727)	—	—	—	(10,727)
Other income, net	—	1,697	15	—	1,712

Total other income (expense)	(96,668)	1,672	(45)	—	(95,041)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES, EQUITY IN EARNINGS (LOSSES) OF CONSOLIDATED SUBSIDIARIES AND LOSS FROM DISCONTINUED OPERATIONS	(96,668)	(80,346)	1,149	—	(175,865)

PROVISION (BENEFIT) FOR INCOME TAXES	(13,553)	(29,718)	398	—	(42,873)

EQUITY IN EARNINGS (LOSSES) OF CONSOLIDATED SUBSIDIARIES	(77,770)	751	—	77,019	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(160,885)	(49,877)	751	77,019	(132,992)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(27,893)	—	—	(27,893)

NET INCOME (LOSS)	$(160,885)	$(77,770)	$751	$77,019	$(160,885)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(104,067)	$109,365	$1,511	$—	$6,809

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(2,296)	(54)	—	(2,350)
Proceeds from sale of assets	—	408	—	—	408
Investment in Mr. Olympia, LLC	(300)	—	—	—	(300)

Net cash used in investing activities	(300)	(1,888)	(54)	—	(2,242)

Cash Flows from Financing Activities:
Due to (from) affiliates	105,465	(105,465)	—	—	—
Payment of deferred debt costs	(942)	—	—	—	(942)

Net cash provided by (used in) financing activities	104,523	(105,465)	—	—	(942)

Effect of exchange rate changes on cash	—	—	127	—	127

Net Increase in Cash and Cash Equivalents	156	2,012	1,584	—	3,752
Cash and Cash Equivalents, Beginning of Period	—	58,522	1,892	—	60,414

Cash and Cash Equivalents, End of Period	$156	$60,534	$3,476	$—	$64,166

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(91,085)	$84,425	$1,719	$(1,997)	$(6,938)

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(2,725)	(63)	—	(2,788)
Proceeds from sale of assets	—	271	—	—	271
Proceeds received on long-term note receivable	—	1,158	—	—	1,158
Investment in Mr. Olympia, LLC	—	(300)	—	—	(300)

Net cash used in investing activities	—	(1,596)	(63)	—	(1,659)

Cash Flows from Financing Activities:
Proceeds from term loan and revolving credit facility borrowings	100,000	—	—	—	100,000
Term loan and revolving credit facility principal repayments	(40,000)	—	—	—	(40,000)
Due to (from) affiliates	41,586	(41,586)	—	—	—
Dividend paid to parent	—	—	(1,997)	1,997	—
Payment of deferred debt costs	(10,501)	—	—	—	(10,501)

Net cash provided by (used in) financing activities	91,085	(41,586)	(1,997)	1,997	49,499

Effect of exchange rate changes on cash	—	—	(79)	—	(79)

Net Increase (Decrease) in Cash and Cash Equivalents	—	41,243	(420)	—	40,823
Cash and Cash Equivalents, Beginning of Period	—	17,279	2,312	—	19,591

Cash and Cash Equivalents, End of Period	$—	$58,522	$1,892	$—	$60,414

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$(85,382)	$89,913	$362	$—	$4,893

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(4,338)	(52)	—	(4,390)
Proceeds from sale of assets	—	399	—	—	399
Proceeds from sale of investment	—	1,607	—	—	1,607
Proceeds received on long-term note receivable	—	194	—	—	194
Investment in Mr. Olympia, LLC	—	(600)	—	—	(600)

Net cash used in investing activities	—	(2,738)	(52)	—	(2,790)

Cash Flows from Financing Activities:
Proceeds from term loan and revolving credit facility borrowings	520,000	—	—	—	520,000
Term loan and revolving credit facility principal repayments	(493,984)	—	—	—	(493,984)
Due to (from) affiliates	71,851	(71,851)	—	—	—
Return of equity investment	(30)	—	—	—	(30)
Payment of deferred debt costs	(12,455)	—	—	—	(12,455)

Net cash provided by (used in) financing activities	85,382	(71,851)	—	—	13,531

Effect of exchange rate changes on cash	—	—	(37)	—	(37)

Net Increase (Decrease) in Cash and Cash Equivalents	—	15,324	273	—	15,597
Cash and Cash Equivalents, Beginning of Period	—	1,955	2,039	—	3,994

Cash and Cash Equivalents, End of Period	$—	$17,279	$2,312	$—	$19,591

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, the end of the period covered by this Form 10-K, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process, effected by an entity’s board of directors, management and other personnel, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures which pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP; provide reasonable assurance that receipts and expenditures are being made only in accordance with management’s and/or the Board of Directors’ authorization; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect material errors in our financial statements. Also, projection of any evaluation of any effectiveness of our internal control over financial reporting to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies and procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008, using criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, our management has concluded that we maintained effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. This Management’s Annual Report on Internal Control Over Financial Reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Form 10-K.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

For the fiscal years ended March 31, 2005, 2006 and 2007, we identified material weaknesses in our internal control over financial reporting. We identified that a material weakness in the design of internal controls over financial reporting existed at March 31, 2005 because we lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements to resolve non-routine or complex accounting matters. Subsequently, we also identified errors in our financial statements which we restated in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Management also identified additional deficiencies related to the control environment, including deficiencies in the controls related to the Company’s monthly financial close and reporting processes and accounting systems. Management evaluated the impact of the deficiencies and concluded that each of these deficiencies represented a material weakness. These material weaknesses continued to exist as of the end of the first three quarters of fiscal year 2008, during which time we were engaged in the implementation and testing of remedial measures designed to address these material weaknesses. Thereafter, we completed testing of the design and operating effectiveness of internal controls to demonstrate their operating effectiveness over a period of time sufficient to support our conclusion that, as of March 31, 2008, we had remediated the previously reported material weaknesses in our internal control over financial reporting.

Over the past two fiscal years, we have implemented the following changes in our internal control over financial reporting to address previously reported material weaknesses:

1.	We hired a new Senior Vice President and Chief Accounting Officer, a Senior Vice President of Process Improvement, a Senior Vice President of Tax, a Director of Tax, a Vice President of Internal Audit, a Corporate Controller, an Assistant Controller and an Executive Vice President of Consumer Marketing. The professional experience of these additions has resulted in stronger leadership and oversight of the accounting and circulation departments. In addition, these additions have provided us with personnel possessing a level of financial reporting expertise commensurate with our financial reporting requirements and who are able to resolve non-routine or complex accounting matters.

2.	We designed and/or implemented several key initiatives to strengthen our internal control over financial closing and reporting including the following:

•	Designed and implemented controls over the review and approval of journal entries to ensure the completeness, accuracy and validity of the entries recorded.

•	Designed and implemented controls to ensure that accrued expenses were complete and accurate in accordance with GAAP.

•	Designed and implemented controls over the preparation and review of key account reconciliations.

•	Designed and implemented controls to ensure the use of checklists on a quarterly and annual basis in conjunction with the preparation of all SEC filings.

•

Designed and implemented controls to ensure that accounting issues are identified and researched, including discussing such issues with the Audit Committee of the Board of Directors of the Company (the “Audit Committee”).

•

Designed and implemented procedures for the monthly review of the consolidated statement of income by the Chief Financial Officer, Senior Vice President of Financial Planning and Analysis and Controller to compare actual results with forecasted results where variances are investigated and explained.

3.	We designed and implemented several key initiatives to strengthen our control environment:

•	Established formal procedures for establishing, monitoring and maintenance of user access to our key financial applications.

•	Established formal procedures for monitoring, testing and implementing all systems development and programming changes to our key financial applications.

•	Established a formal Employee Complaint Procedure, which allows employees to escalate issues beyond their immediate supervisors and anonymously report complaints to the Audit Committee.

•	Established adequate segregation of duties over financial transactions, preventing a single individual from dominating or overriding financial reporting and accounting systems.

•	Adopted and implemented a remediation plan in response to the Restatement and the Audit Committee’s internal investigation in fiscal year 2006.

•

Established a formal sub-certification process, quarterly, whereby members of senior management can bring potential accounting and disclosure issues to light prior to the filing of our Reports on Forms 10-K and 10-Q.

•	Reviewed and amended our Code of Ethics and Corporate Conduct for the principal executive officer, principal financial officer and principal accounting officer.

Changes in Internal Control over Financial Reporting

Our remediation of the material weaknesses described above during the fourth quarter ended March 31, 2008 has materially affected our internal control over financial reporting, as set forth above.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the directors and executive officers of Media and the Company as of May 31, 2008. All officers serve at the pleasure of the applicable Board of Directors.

Name	Age	Position(s)	Director or Officer Since
David J. Pecker	56	Chairman, Chief Executive Officer, and Director of Media and the Company	May 1999
Jeffrey Sagansky	56	Director of Media and the Company	March 2005
Anthony J. DiNovi	45	Director of Media and the Company	April 2003
Soren L. Oberg	37	Director of Media and the Company	April 2003
Michael Garin	61	Director of Media and the Company	April 2003
Saul D. Goodman	40	Director of Media and the Company	March 2006
Richard J. Bressler	50	Director of Media and the Company	March 2006
Daniel G. Ross	31	Director of Media and the Company	October 2006
Kathleen G. Reiland	43	Director of Media and the Company	July 2007
John J. Miller	54	President, Chief Operating Officer	January 2006
Dean D. Durbin	55	Executive Vice President and Chief Financial Officer of Media and the Company	January 2008
Michael J. Porche	51	Chief Executive Officer and President of DSI	May 1999
Kevin Hyson	58	Executive Vice President and Chief Marketing Officer	May 1999
David Leckey	55	Executive Vice President, Consumer Marketing	February 2006
John Swider	48	Executive Vice President, Operations	May 2006
Saul M. Kredi	39	Senior Vice President and Chief Accounting Officer	June 2006

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

Jeffrey Sagansky became a Director of Media and the Company in March 2005. He also serves on the board of the E.W. Scripps Company and Permission TV, is Chairman of People’s Choice Cable and Elm Tree Capital and is a partner in Winchester Capital. Since November 2007, Mr. Sagansky has been Co-Chairman of the Board and Chief Executive Officer of Peace Arch Entertainment Group, Inc., a media production and distribution company. Since December 2002, he has been an investor in the media and telecommunications industry. He has also held executive positions with companies in the entertainment industry. From 1998 through 2002, Mr. Sagansky was CEO of Paxson Communications Corporation. Prior to that, Mr. Sagansky was Co-President of Sony Pictures Entertainment where he was responsible for Sony Entertainment’s worldwide television operations and strategic planning. Prior to joining Sony, Mr. Sagansky was CEO of CBS Entertainment, where he engineered CBS’s ratings rise from third to first place in eighteen months with programs including “The Nanny,” “Dr. Quinn, Medicine Woman,” “Touched By An Angel,” “Chicago Hope,” “Picket Fences” and “Northern Exposure.” Prior to that, as President of Tri Star Pictures, Mr. Sagansky developed and oversaw production of a wide variety of films including Glory , which won an Academy Award for Denzel Washington, Peggy Sue Got Married , directed by Francis Ford Coppola, and Look Who’s Talking, starring John Travolta and Kirstie Alley. Mr. Sagansky, as Senior Vice President of Series Programming at NBC Entertainment, was involved with the development of such landmark television programs as “St. Elsewhere,” “Cheers,” “Miami Vice,” and “The Cosby Show.”

Anthony J. DiNovi became a Director of Media and the Company in April 2003 and is Co-President of Thomas H. Lee Partners, L.P. (“THL”), a Boston-based private equity firm. Prior to joining THL in 1988, Mr. DiNovi was in the corporate finance departments at Goldman, Sachs & Co. and Wertheim Schroder & Co., Inc. Mr. DiNovi currently serves as a director of Dunkin’ Brands, Inc.; Michael Foods, Inc.; Nortek, Inc.; Vertis, Inc.; and West Corporation. Mr. DiNovi holds an A.B., magna cum laude in Social Studies, from Harvard College and an M.B.A. with High Honors from Harvard Graduate School of Business Administration.

Soren L. Oberg became a Director of Media and the Company in April 2003 and is a Managing Director at THL, having joined the firm in 1993. Prior to joining THL, Mr. Oberg worked at Morgan Stanley & Co. Incorporated in the Merchant Banking Division. Mr. Oberg has also worked at Hicks, Muse, Tate & Furst Incorporated. Currently, Mr. Oberg serves as a Director on the following boards: West Corporation, Grupo Corporativo Ono, S.A., Cumulus Media Partners, CMP Susquehanna Holdings Corp., CMP Susquehanna Corp. and Vertis, Inc.. His prior directorships include: Encoda Systems, Inc., National Waterworks Holdings, Inc., and Orcom Solutions. Mr. Oberg holds an A.B., cum laude, in Applied Mathematics from Harvard College and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Oberg presently serves as a Founding Board Member of the Canada Wide Virtual Science Fair and is active in various private and nonprofit institutions.

Michael Garin became a Director of Media and the Company in April 2003 and is the Chief Executive Officer and a director of Central European Media Enterprises, which operates the leading group of TV networks and stations across Central and Eastern Europe. Since November 2007, Mr. Garin has been a member of the Executive Committee of the Abu Dhabi Media Company. From 2000 to 2004, Mr. Garin served as the Chairman of Adcom Information Services, a U.S. cable television viewership data provider. From 1999 to 2001, Mr. Garin was President and Chief Operating Officer of Digital Convergence Corporation, an Internet technology company. In March 2002, Digital Convergence filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Previously, Mr. Garin spent 11 years in various roles at ING Barings, LLC, including as the Global Head of Media, Telecommunications and Information Services Investment Banking. Mr. Garin co-founded Lorimar Telepictures Corporation in 1978 and served as a Director until 1988. Mr. Garin also worked in numerous roles for Time Inc.

Saul D. Goodman became a Director of Media and the Company in March 2006 and is a Senior Managing Director of Evercore, a private equity firm. Prior to joining Evercore in 1998, Mr. Goodman was a Vice President in the Investment Banking Division of Lehman Brothers, where he focused on media and telecommunications clients. Since joining Evercore, he has been involved with Evercore Capital Partners’ investments in Media and Telenet Holding N.V. Mr. Goodman has a B.S. from the University of Florida and an M.B.A. from the Columbia University Graduate School of Business.

Richard J. Bressler became a Director of Media and the Company in March 2006 and is a managing director of Thomas H. Lee Partners, L.P. Prior to joining Thomas H. Lee Partners, L.P. in 2006, Mr. Bressler was employed by Viacom, Inc. from May 2001 through 2005 as the Senior Executive Vice President and Chief Financial Officer with responsibility for managing all strategic, financial, business development, and technology functions. Prior to that, Mr. Bressler served in various capacities with Time Warner Inc., including as Chairman and Chief Executive Officer of Time Warner Digital Media. He also served as Executive Vice President and Chief Financial Officer of Time Warner Inc. from March 1995 to June 1999. Prior to joining Time Inc. in 1988, Mr. Bressler was a partner with the accounting firm of Ernst & Young from 1979. Mr. Bressler is currently a Director of Warner Music Group Corp., Gartner, Inc. and The Nielsen Company. In addition, Mr. Bressler is a member of the JPMorgan Chase National Advisory Board. Mr. Bressler holds a B.B.A. from Adelphi University.

Daniel G. Ross became a Director of Media and the Company in October 2006 and is a Managing Director of Evercore, which he joined in September 2002. From July 2000 to August 2002, Mr. Ross was employed with the private investment firm Texas Pacific Group.

Kathleen G. Reiland became a Director of Media and the Company in July 2007 and is a Senior Managing Director and the Chief Operating Officer of Evercore Partners’ investment management business. Ms. Reiland joined Evercore in 1999. Prior to joining Evercore, from 1994 to 1998, Ms. Reiland was a Principal and buy-side equity research analyst with Sanford C. Bernstein & Co., Inc., and, from 1992 to 1994, a consultant at Bain & Company, Inc. Ms. Reiland currently serves as a director of Diagnostic Imaging Group, MBI, Inc., and Bollinger Insurance Solutions. Ms. Reiland holds an A.B. from Duke University and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

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

Dean D. Durbin became Executive Vice President and Chief Financial Officer of the Company in January 2008. Prior to that he served as President and Chief Executive Officer of Vertis, Inc. from February 2006 to January 2007, as President and Chief Operating Officer of Vertis, Inc. from February 2005 to February 2006, as President and Chief Financial Officer of Vertis, Inc. from October 2004 to February 2005 and as Chief Financial Officer of Vertis, Inc. from March 2000 to October 2004. Mr. Durbin was Senior Vice President and Chief Financial Officer of Treasure Chest Advertising Company, Inc. (“TC Advertising”), from September 1997 to March 2000. Prior to joining TC Advertising, Mr. Durbin served as Vice President and Chief Financial Officer at Thomson Professional Publishing, and served for more than 13 years with the McGraw-Hill Companies, completing his tenure as Vice President and Group Controller, Construction Information Group. Mr. Durbin has a B.A. in Accounting from St. Francis University.

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

David Leckey became Executive Vice President, Consumer Marketing, of Media and the Company in February 2006. From 2001 to 2006, Mr. Leckey was Senior Vice President, Consumer Marketing at Hachette Filipacchi Media U.S., where he spent 28 years. Prior to that, he was at Hearst Publications. Mr. Leckey has served on the Board of Directors of the Audit Bureau of Circulations since 1988, where he is Chairman of the Magazine Committee, which addresses issues confronting the media industry, especially those concerning circulation reporting and measurement standards. He was the 2002 recipient of the Lee C. Williams Lifetime Achievement Award by the Fulfillment Management Association.

John Swider is the Executive Vice President, Operations, of the Company. Prior to joining the Company in November 1999, Mr. Swider was an Executive Vice President for Globe Communications Corp. His current responsibilities include production, manufacturing, newsstand circulation, corporate library/archives, customer service and the Mini Mag division. Mr. Swider holds a B.A. in Education from Wake Forest University.

Saul M. Kredi is Senior Vice President and Chief Accounting Officer of the Company. Mr. Kredi joined the Company as Vice President and Chief Accounting Officer in June 2006 and was promoted to Senior Vice President in January 2007. Prior to joining the Company, Mr. Kredi was serving in various capacities, most recently as Senior Director of Finance and Corporate Controller with Answerthink, Inc., from December 1999 to June 2006. Answerthink, Inc. is a publicly traded information technology consulting services company. From January 1993 to December 1999, Mr. Kredi served in various capacities, most recently as Manager of Assurance and Advisory Services for Deloitte & Touche. Mr. Kredi holds a B.A. in Accounting from the University of Florida and an M.A. in Accounting from Florida International University, and is a CPA.

Audit Committee Financial Expert

Our Board of Directors has determined that Michael Garin, a member of the Audit Committee, is an audit committee financial expert as defined by the SEC for purposes of this Item 10. The Company is a wholly owned subsidiary of Media whose equity securities are not publicly traded. Accordingly, the Company is not required to comply with the independence standards of any national securities exchange as to its Board of Directors. However, if we applied the definition of “independent director” under NASDAQ Marketplace Rules, Mr. Garin would be deemed independent. The other members of the Audit Committee are Messrs. Richard Bressler and Daniel Ross.

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

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we will give an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions. Following this “Compensation Discussion and Analysis,” you will find a series of tables containing specific information about the compensation earned or paid in our fiscal year ended March 31, 2008 to the following individuals, whom we refer to as our named executive officers:

Name	Position
David J. Pecker	Chairman and Chief Executive Officer
John J. Miller	President and Chief Operating Officer
Dean D. Durbin	Executive Vice President and Chief Financial Officer
Bonnie Fuller	Executive Vice President and Chief Editorial Director (former)
Michael Porche	President – Distribution Services, Inc.
John F. Craven	Executive Vice President and Chief Financial Officer (former)

The discussion below is intended to help you understand the detailed information provided in those tables and put that information into the context of our entire compensation program.

Compensation Philosophy and Objectives

Our goal in compensating executive officers is to attract, retain and motivate key executives of superior ability who are crucial to our future success. We believe that compensation paid to executive officers should be aligned with our performance, and that compensation should be structured to ensure that a significant portion of executives’ compensation opportunities is directly related to achievement of financial and operational goals and other factors that affect performance. Our compensation decisions with respect to executive officer salaries and incentive compensation opportunities are influenced by (a) the executive’s level of responsibility and function within the Company, (b) the performance and profitability of the Company, and (c) our assessment of the competitive marketplace. Our philosophy is to focus on total direct compensation opportunities through a mix of base salary, an annual cash incentive payment, and long-term incentives in the form of Class B Units in the LLC, our ultimate parent.

Overview of Executive Compensation Components

The Company’s executive compensation program consists of the following elements:

Element of Compensation	Purpose of the Element of Compensation
Base Salary	Base salary is intended to reward the executive’s core competence as measured by the executive’s skills, experience and contributions to the Company.

Annual Cash Incentive	Annual cash incentive pay is intended to reward contributions toward the achievement by the Company or a subsidiary thereof of specified financial or circulation targets. The payments create an incentive to meet annual goals that lead to our long-term success.

Long-Term Incentives	Grants of Class B Units in the LLC are intended to create an incentive to achieve excellent long-term performance.

Welfare Benefits

•     Executives participate in employee benefit plans generally available to our employees, including medical, health, life insurance and disability plans.

•     Some executives enjoy continued welfare benefits after termination of employment.

These benefits are part of our broad–based total compensation program.

Additional Benefits and Perquisites • Moving expenses • Tax/financial advice • Club dues • Corporate-paid housing • Car service or automobile and parking allowances	Certain executives have additional perquisites pursuant to their employment agreements.

Change in Control and Termination Benefits

•     Many executive officers have been granted Class B Units. Certain executive officers also have Class A Units. All holders of Class A and Class B Units may require that their units be repurchased upon a “liquidity event,” as that term is defined in the amended and restated LLC Agreement among Evercore, T.H. Lee and other investors and Media (the “LLC Agreement”), upon the terms specified in the LLC Agreement.

•     Our CEO will receive a gross-up payment to the extent any payment would be considered an “excess parachute payment” subject to excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”).

•     Our CFO will receive a cash bonus upon a change in control, in an amount to be determined by the CEO or Compensation Committee.

•     Terms of the grants of Class A and Class B Units are set forth in the LLC Agreement and are described in more detail under “Potential Payments Upon Termination or Change in Control,” below. These benefits are intended to give the officers a stake in the Company’s long-term profitability.

•     The gross-up payment and cash bonus are designed to retain our CEO and CFO, respectively, and to provide continuity of management in the event of an actual or threatened change in control.

The use of these elements of compensation enables us to reinforce our pay for performance philosophy, as well as strengthen our ability to attract and retain highly qualified executives. We believe that this combination of compensation elements provides an appropriate mix of fixed and variable pay, balances short-term operational performance with long-term value, and encourages executive recruitment and retention.

Determination of Appropriate Pay Levels

Pay Philosophy and Competitive Standing

In general, we seek to provide competitive pay while securing long-term loyalty by entering into employment agreements with terms of one to five years. Compensation of the executives is fixed by the terms of the employment agreements, which are the product of arm’s-length negotiations. Factors we take into account in these negotiations include an executive’s experience and seniority, past compensation, relative compensation of other executives, and the desired mix of compensation elements. Although we do not formally survey the compensation practices of other companies, we believe that we provide competitive pay, taking into account total compensation, including salaries, annual bonuses, annual incentive payments and long-term incentives. For the cash component of our executive’s compensation, we provide base salary, which is typically fixed in the employment agreement, and either an annual fixed or discretionary bonus or an annual opportunity to receive incentive pay. Incentive pay targets are set by the Compensation Committee at the beginning of the fiscal year. Targets are often based on “EBITDA,” which for fiscal year 2008 was calculated as net loss plus interest expense, provision for income taxes, depreciation and amortization, amortization of deferred debt costs, provision for impairment of intangible assets and goodwill, senior subordinated notes issued, and amortization of deferred rack costs. The Compensation Committee, in its discretion, may set alternative targets in any year for some or all of the executives. The amount of incentive pay may fluctuate from year-to-year. For the long-term incentive component of our executives’ pay, we provide Class B Units of the LLC, which give the holder an interest in certain proceeds upon a change in control or other liquidity event of the LLC or Media, as provided in the LLC Agreement.

Fiscal Year 2008 Base Salary

Base salary levels are generally the product of arm’s length negotiation, taking into account the executive’s experience and seniority, the desired mix of the executive’s elements of compensation, prior performance with the Company, if applicable, and the Company’s compensation budget. We review salary levels at the end of the term of each executive’s employment agreement. Base salary varies from executive to executive as a percentage of the executive’s total compensation.

Fiscal Year 2008 Annual Bonuses and Incentive Payments

Mr. Pecker is eligible to receive a discretionary annual bonus, as determined by the Executive Committee of the LLC. Mr. Durbin’s bonus for fiscal year 2008 was also discretionary, but beginning in fiscal year 2009 his bonus will be a fixed percentage of his base salary. The other named executive officers have the opportunity to receive annual cash incentive payments. Incentive payments provide our executive officers with an opportunity to earn annual cash payments based on certain pre-established performance goals. As in setting base salaries, we may consider a combination of factors in establishing the annual target incentive payment opportunities for those named executive officers eligible to receive them, including Company EBITDA and the financial performance of certain subsidiaries or groups of subsidiaries or publications. Incentive pay is intended to reward excellent performance; therefore, attainment of the performance goals is substantially uncertain at the time the goals are established. Some of our named executive officers have a guaranteed minimum bonus. Some of our named executive officers may earn incentive compensation in excess of the targeted amount if financial results are greater than budgeted. Annual incentive payment opportunities vary from executive to executive as a percentage of total compensation. The Compensation Committee may elect to pay discretionary bonuses if targets are not achieved.

Mr. Pecker waived his eligibility for a discretionary bonus for fiscal year 2008 prior to the Executive Committee’s consideration of such bonus. (The Executive Committee did not grant Mr. Pecker a discretionary bonus in fiscal years 2007, 2006, 2005 and 2004).

The Compensation Committee granted a discretionary bonus of $50,000 to Mr. Durbin to reward him for his individual performance for fiscal year 2008. Mr. Durbin’s letter of employment did not provide for a bonus for fiscal year 2008. Commencing in fiscal year 2009, Mr. Durbin will receive a guaranteed annual bonus equal to 40% of his base salary, as provided in his letter of employment.

The Compensation Committee granted a cash incentive payment of $804,930 to Ms. Fuller, based on the achievement of EBITDA targets specified in her bonus agreement for fiscal year 2008. The amount of Ms. Fuller’s bonus was based on the achievement of EBITDA targets for Star, Shape and Natural Health for fiscal year 2008 and a target for Bank EBITDA for the Company as a whole (which is calculated under the 2006 Credit Agreement as EBITDA plus the allowable add-backs permitted under the 2006 Credit Agreement) for fiscal year 2008, as well as a specified newsstand circulation target for Star for fiscal year 2008. The specified Bank EBITDA target was $131,626,000 for fiscal year 2008. The specified newsstand circulation target for Star for fiscal year 2008 was 12.9% higher than the single copy circulation for such publication in fiscal year 2007. The single copy circulation for Star in fiscal year 2007 was 13.7% lower than the single copy circulation for such publication in fiscal year 2006. The specified magazine EBITDA targets for Star, Shape and Natural Health for fiscal year 2008 were higher than the EBITDA achieved for such publications in fiscal year 2007 by 25.4%, 15.5% and 74.9%, respectively. The EBITDA achieved for Star in fiscal year 2007 was lower than the EBITDA achieved in fiscal year 2006 by 36.3%, and the EBITDA achieved for Shape and Natural Health in fiscal year 2007 was higher than the EBITDA achieved for such publications in fiscal year 2006 by 1.0% and 43.5%, respectively. If each of the targets had been met but not exceeded, Ms. Fuller’s incentive payment for fiscal year 2008 would have been $1 million. To the extent that any target was exceeded, Ms. Fuller’s bonus amount was increased according to a formula set out in her bonus agreement. If any of the EBITDA targets had not been met but EBITDA had been equal to at least 95% of the target, then Ms. Fuller’s bonus payment was to have been decreased according to a formula set out in her bonus agreement. Pursuant to the terms of Ms. Fuller’s employment agreement, Ms. Fuller was entitled to a minimum bonus payment of $500,000. In fiscal year 2008, the EBITDA targets for Star and Shape and the Bank EBITDA target for the Company as a whole were exceeded. The EBITDA target for Natural Health and the newsstand circulation target for Star were not met. The amount of Ms. Fuller’s incentive payment, as determined by the terms of her bonus agreement for fiscal year 2008, was not adjusted by the Compensation Committee.

The Compensation Committee granted a cash incentive payment of $427,500 to Mr. Miller for fiscal year 2008, calculated with reference to the EBITDA targets specified in his bonus agreement for fiscal year 2008. The specified EBITDA target was $123,726,000. The EBITDA target was not met, but Company EBITDA was equal to at least 98% of the target. If the target had been met, Mr. Miller would have been entitled to $450,000, which was also the maximum incentive payment under his employment agreement. As EBITDA was equal to at least 98% of the target, under the terms of Mr. Miller’s bonus agreement, Mr. Miller was entitled to receive 95% of his target incentive, or $427,500. Pursuant to the terms of Mr. Miller’s employment agreement, Mr. Miller was entitled to a minimum bonus payment of $300,000. The amount of Mr. Miller’s incentive payment, as determined by the terms of his bonus agreement for fiscal year 2008, was not adjusted by the Compensation Committee.

The Compensation Committee granted a cash incentive payment of $196,875 to Mr. Porche for fiscal year 2008, based on the achievement of an EBITDA target, as set forth in his bonus agreement for fiscal year 2008, and a net profit target, as set out in a separate letter agreement with the Company. The amount of Mr. Porche’s bonus was based on the achievement of the EBITDA target for Distribution Services, Inc. (DSI), as well as a newsstand net profit target for the Company’s publications. The specified EBITDA target for DSI for fiscal year 2008 was higher than the EBITDA achieved for DSI in fiscal year 2007 by 4.2%, and the EBITDA achieved for DSI in fiscal year 2007 was higher than the EBITDA achieved for DSI in fiscal year 2006 by 6.9%. The specified newsstand net profit target for the Company’s publications for fiscal year 2008 was 7.0% lower than the total newsstand net profits for such publications in fiscal year 2007, and the total newsstand net profits for such publications in fiscal year 2007 were 2.1% lower than the total newsstand net profits for such publications in fiscal year 2006. If each of the targets had been met but not exceeded, Mr. Porche’s incentive payment for fiscal year 2008 would have been $175,000. To the extent that newsstand net profit target was exceeded, Mr. Porche’s bonus amount was increased according to a formula set out in his letter agreement. If the net profit target had not been met, Mr. Porche’s bonus amount would have been decreased according to a formula set out in his letter agreement. If the EBITDA target had not been met but DSI EBITDA had been equal to at least 95% of the target, then Mr. Porche would have received 95% of the allocable portion of his target incentive. In fiscal year 2008, both the EBITDA target for DSI and the newsstand net profit target for the Company’s publications were exceeded. The amount of Mr. Porche’s incentive payment, as determined by the terms of his bonus agreement and letter agreement for fiscal year 2008, was not adjusted by the Compensation Committee.

Mr. Craven was not entitled to an incentive bonus in fiscal year 2008 because his employment with the Company terminated prior to the end of the fiscal year. However, the Compensation Committee granted a one-time cash bonus of $100,000 to Mr. Craven related to the filing in July 2007 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006. In addition, Mr. Craven received a one-time cash bonus of $100,000 related to the filing in August 2007 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

For additional information about the Annual Incentive Plan, please refer to the table entitled “Fiscal Year 2008 Grants of Plan-Based Awards”, which shows the threshold, target and maximum incentive pay amounts payable under each named executive officer’s plan for fiscal year 2008.

2008 Unit Grants

Upon entering into an employment agreement with the Company, most executive officers receive Class B Units in the LLC. Upon a change in control or other “liquidity event”, as specified in the LLC Agreement, holders of Class B Units are eligible to receive distributions in the LLC, pro rata, after all holders of Class A Units have received their preferred return. The Class B Units granted to executive officers vest over five years, at the rate of 20% on each anniversary of the executive officer’s date of hire.

Employment Agreements

Mr. Pecker. In February 2003, Media entered into an amended and restated employment agreement with Mr. Pecker that has a five-year term expiring April 17, 2008 and, after the initial term, is automatically extended each year for successive one-year periods, unless either party provides 60 days’ prior written notice before the next extension date. Pursuant to this provision, Mr. Pecker’s agreement has been extended to April 17, 2009. Under his employment agreement, Mr. Pecker is entitled to receive: (i) annual base salary of $1,500,000; (ii) a discretionary annual cash bonus, as determined by the Executive Committee of the Board of Directors of the LLC, of up to $250,000; (iii) coverage under employee welfare benefit plans, including health insurance and short-term and long-term disability insurance, maintained by Media or the Company; (iv) six weeks of annual paid vacation; and (v) reimbursements for certain business travel expenses for the executive and his wife, certain cellular telephone expenses, car and driver expenses, country club dues and membership fees, certain tax and investment management services and a “tax gross-up” payment for such items, if necessary.

Mr. Durbin. The Company is party to a letter of employment with Mr. Durbin. The term of Mr. Durbin’s letter agreement commenced on January 21, 2008 and ends on March 31, 2009. Under his agreement, Mr. Durbin is to receive: (i) annual base salary of $500,000; (ii) an annual bonus equal to 40% of his base salary; (iii) lodging in the New York City metropolitan area provided by the Company at its own expense; and (iv) certain other customary employee benefits.

Ms. Fuller. On May 12, 2008, Ms. Fuller resigned as Executive Vice President and Chief Editorial Director of the Company, effective as of May 14, 2008. Ms. Fuller has agreed to serve as editor-at-large of Star and as a consultant to the Company. Prior to her resignation, the Company was party to an employment agreement with Ms. Fuller. The term of Ms. Fuller’s agreement commenced on July 7, 2003 and was amended as of April 1, 2006 to extend through March 31, 2009 and to make certain other changes. Under her employment agreement, as amended, Ms. Fuller was to receive: (i) annual base salary in the amount of $1,500,000; (ii) an annual incentive payment of at least $500,000 with a target of $1,000,000, based on certain performance criteria; (iii) health and welfare benefit plan coverage; (iv) a grant of 1,350 Class B Units upon execution of the original agreement and an additional 450 Class B Units upon execution of the amendment; (v) an allotment of $80,000 per year for car services; (vi) reimbursement of health club-related expenses up to $18,000 per year; (vii) payment or reimbursement of hair and make-up charges of up to $20,000 per year for business-related appearances; (viii) payment of certain dues of related professional organizations; and (ix) reimbursement of certain expenses.

Mr. Miller. The Company is party to an employment agreement with Mr. Miller. The term of Mr. Miller’s agreement commenced on January 4, 2006 and was amended on December 9, 2007 to extend the term through December 31, 2008. The agreement will be automatically extended each year for successive one-year periods, unless either party provides 60 days’ prior written notice before the next extension date. Under his employment agreement, as amended, Mr. Miller is to receive: (i) annual base salary of $550,000; (ii) an annual incentive payment of at least $300,000 with an annual incentive pay opportunity of $450,000; (iii) a grant of 1,350 Class B Units upon execution of the agreement; (iv) an automobile allowance of $750 per month; (v) reimbursement for parking fees of up to $500 per month; and (vi) certain other customary employee benefits. In addition, the Company agreed to reimburse Mr. Miller for continuation of health coverage premiums for any period in which he was not eligible to participate in the Company’s Medical Insurance Program.

Mr. Porche. DSI is party to an employment agreement with Mr. Porche. The term of Mr. Porche’s agreement commenced on December 22, 2003 and was amended on November 1, 2007 to extend through December 31, 2009. Under his employment agreement, as amended, Mr. Porche is to receive: (i) annual base salary of $325,000; (ii) an annual incentive pay opportunity of $175,000; (iii) a grant of 120 Class B Units upon execution of the agreement; and (iv) certain other customary employee benefits. Mr. Porche is also provided with an automobile allowance of $700 per month.

Mr. Craven. Prior to the termination of Mr. Craven’s employment effective January 17, 2008, the Company was party to an employment agreement with Mr. Craven commencing on August 30, 2006. Under his employment agreement, Mr. Craven was to receive: (i) annual base salary of $400,000; (ii) an annual incentive pay opportunity of $200,000; (iii) a grant of 225 Class B Units upon execution of the agreement; (iv) a monthly housing allowance of $3,000; (v) a one-time relocation payment of $30,000 and reimbursement of certain travel expenses incurred in looking for a new home; (vi) reimbursement of certain legal expenses incurred in negotiating his employment agreement; and (vii) certain other customary employee benefits. Effective January 18, 2008, Mr. Craven became a consultant to the Company.

Factors Considered in Decisions to Increase or Decrease Compensation Materially

Individual performance, retention, and internal pay equity have been the primary factors considered in any decision to adjust compensation materially. We do not apportion any particular percentage of an executive’s total compensation to base salary, annual incentive pay or long-term incentive compensation. In allocating various forms of compensation, we refer to the terms of executives’ employment agreements, the Company’s compensation budget, the likelihood that incentive pay targets will be met, and the individuals’ equity holdings in the Company.

Timing of Compensation Decisions

The Compensation Committee sets targets for annual incentive awards at the beginning of each fiscal year. Bonuses and annual incentive awards are typically paid 90 days after the close of the Company’s fiscal year or, if later, after the Company’s Annual Report on Form 10-K for such fiscal year is filed. Base salary increases are typically reviewed when an executive officer’s employment agreement is due to expire and requires renewal.

Role of Executive Officers in Determining Compensation

Our Chairman and Chief Executive Officer, with input from our Human Resources Consultant, recommends to the Compensation Committee base salary, target annual incentive pay levels, actual annual incentive payments, discretionary annual bonuses and long-term incentive grants for our senior officer group (other than himself). Mr. Pecker makes these recommendations to the Compensation Committee based on qualitative judgments regarding individual performance. Mr. Pecker is not involved with any aspect of determining his own compensation.

SUMMARY COMPENSATION TABLE

The table below shows the compensation of the named executive officers of the Company for fiscal years 2007 and 2008. The named executive officers are the individuals who served as the Company’s Principal Executive Officer or the Principal Financial Officer at anytime during fiscal year 2008, and the three other most highly-compensated executive officers who were serving as executive officers at the end of such fiscal year, ranked by their total compensation in the table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)[1]	All Other Compensation ($)[2]		Total ($)

David J. Pecker Chairman and Chief Executive Officer	FY 2008	1,500,000	0	0	121,098	[3]	1,621,098
	FY 2007	1,500,000	0	0	162,424	[4]	1,662,424

Dean D. Durbin Executive Vice President and Chief Financial Officer	FY 2008	86,538	50,000	0	5,816	[5]	142,354

Bonnie Fuller Former Executive Vice President and Chief Editorial Director	FY 2008	1,500,000	0	804,930	54,104	[6]	2,359,034
	FY 2007	1,500,000	0	500,000	56,542	[7]	2,056,542

John J. Miller President and Chief Operating Officer	FY 2008	550,000	0	427,500	11,135	[8]	988,635
	FY 2007	550,000	0	300,000	17,906	[9]	867,906

Michael Porche President, Distribution Services, Inc.	FY 2008	325,000	0	196,875	14,804	[10]	536,679

John F. Craven Former Executive Vice President and Chief Financial Officer	FY 2008	329,230	200,000	0	467,077	[11]	996,307
	FY 2007	227,692	400,000	0	82,504	[12]	710,196

[1]	The amounts in this column represent the annual incentive payments earned by each named executive officer in the fiscal years ended March 31, 2007 and March 31, 2008.
[2]

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

[3]

This amount includes $4,500 in matching contributions under the Company’s 401(k) plan, as well as the following perquisites: reimbursement for tax services of $60,000 and a gross-up payment of $44,744 to cover income taxes for such reimbursement, reimbursement of country club dues of $2,609 with a gross-up payment of $1,740 to cover income taxes for such reimbursement; and personal use of a Company vehicle at an estimated value of $4,350 and a gross-up payment of $3,155 to cover income taxes on such benefit.

[4]

This amount includes $4,200 in matching contributions under the Company’s 401(k) plan, as well as the following perquisites: reimbursement for tax services of $90,000 and a gross-up payment of $60,000 to cover income taxes for such reimbursement; reimbursement of country club dues of $4,100 with a gross-up payment of $2,733 to cover income taxes on such reimbursement; and personal use of a Company vehicle at an estimated value of $1,391.

[5]	This amount includes $4,816 in Company-provided housing and reimbursements of premiums for continuation health coverage of $1,000.
[6]

This amount includes $4,500 in matching contributions under the Company’s 401(k) plan, as well as the following perquisites: personal use of car services at an estimated value of $43,486; health club expenses in the amount of $5,645; and reimbursement for dependent daycare expenses of $473.

[7]

This amount includes $8,400 in matching contributions under the Company’s 401(k) plan, as well as the following perquisites: personal use of car services at an estimated value of $25,440; health club expenses in the amount of $14,280; and hair and makeup expenses of $8,422 relating to business-related appearances.

[8]	This amount includes the following perquisites: an automobile allowance of $9,000 and a parking allowance of $2,135.
[9]	This amount includes the following perquisites: an automobile allowance of $9,000; a parking allowance of $6,000; and reimbursement of premiums for continuation health insurance coverage of $2,906.
[10]

This amount includes $4,500 in matching contributions under the Company’s 401(k) plan, as well as the following perquisites: an automobile allowance of $8,400; reimbursement for the cost of air travel by his spouse in the amount of $1,387; and $517 in a gross-up of income taxes on this reimbursement.

[11]

This amount includes $855 in matching contributions under the Company’s 401(k) plan, severance pay in the amount of $389,286, as well as the following perquisites: unused but accrued paid time off for a value of $43,785; a housing allowance of $29,077; personal use of a Company car at an estimated value of $3,267; and reimbursement for premiums for continuation health coverage of $807. Mr. Craven’s employment terminated effective January 17, 2008.

[12]

This amount includes the following perquisites: a moving allowance of $30,000; a housing allowance of $21,000; payment of legal fees of $12,852 related to negotiation of his employment agreement; reimbursement of premiums for continuation health insurance coverage of $2,636; and reimbursement of expenses related to relocation of $16,016.

FISCAL YEAR 2008 GRANTS OF PLAN-BASED AWARDS

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards[1]
	Threshold ($)	Target ($)	Maximum ($)
David J. Pecker[2]	0	0	0
Dean D. Durbin[3]	0	0	0
Bonnie Fuller	500,000	1,000,000	N/A	[4]
John J. Miller	300,000	450,000	450,000
Michael Porche	126,875	175,000	218,750
John F. Craven	0	200,000	0

[1]	Payments are made pursuant to the terms set forth in each officer’s employment agreement. Targets, where applicable, are set by the Company at the beginning of the fiscal year.
[2]	Mr. Pecker is eligible to receive a discretionary annual bonus rather than an annual cash incentive payment. Therefore, his maximum annual bonus of $250,000 is not reflected on this table.
[3]	Mr. Durbin is eligible to receive a fixed annual bonus of $200,000 rather than an annual incentive payment.
[4]

Ms. Fuller’s incentive pay for fiscal year 2008 did not have a maximum incentive. To the extent that her incentive pay targets were exceeded, Ms. Fuller’s incentive pay amount was to be increased in accordance with a formula set forth in her bonus agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008

Name	Stock Awards
	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)[1]
David J. Pecker
Dean D. Durbin
Bonnie Fuller	360	[2]	4
John J. Miller	810	[3]	8
Michael Porche
John F. Craven

[1]	Class B Units are not publicly traded. The “market value” of Class B Units is based on the most recent independent outside valuation.
[2]

Ms. Fuller was granted 1,350 Class B Units on July 7, 2003, subject to the following vesting schedule: 20 percent of the units vested on July 7, 2004, 20 percent vested on July 7, 2005, 20 percent vested on July 7, 2006, 20 percent vested on July 7, 2007 and, as of the end of fiscal year 2008, the remainder were scheduled to vest on July 7, 2008. On April 1, 2006, Ms. Fuller was granted an additional 450 Class B Units, of which 60 percent were immediately vested, 20 percent vested on July 7, 2007 and, as of the end of fiscal year 2008, the remainder was scheduled to vest on July 7, 2008.

[3]

Mr. Miller was granted 1,350 Class B Units on January 9, 2006, subject to the following vesting schedule: 20 percent of the units vested on January 9, 2007, 20 percent vested on January 9, 2008, 20 percent will vest on January 9, 2009, 20 percent will vest on January 9, 2010 and the remainder will vest on January 9, 2011.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

In negotiating employment agreements with its executives, the Company typically promises severance pay in a multiple of the executive’s base salary. These payments are intended to offset the risks the executives assume in leaving their prior employers and forgoing other employment opportunities. In addition, we offer change-in-control benefits to Mr. Pecker and Mr. Durbin to provide continuity of management in the event of an actual or threatened change of control.

Mr. Pecker. Upon termination of employment by Media without “cause” or voluntary resignation with “good reason,” Mr. Pecker is to receive: (i) base salary and health, life insurance and disability benefits continuing until the later of 12 months following the date of his termination or April 17, 2009; (ii) immediate vesting of any non-vested plan benefits, including equity-based compensation;

(iii) outplacement services for 12 months; (iv) discretionary annual bonus for the fiscal year in which the termination occurs, as determined by Media; and (v) in the event of a change of control as described in Section 280G(b)(2)(A)(i) of the Code, a gross-up payment, if any payment upon termination is considered an “excess parachute payment” subject to excise tax under Section 4999 of the Code, sufficient to make him whole after the payment of such tax, up to a maximum of $4,800,000. Assuming a termination date of March 31, 2008, Mr. Pecker would receive $1,569,863 in base salary, $13,105 in health, life insurance and disability benefits and $60,000 in outplacement services.

Upon termination of employment because of “disability” or death, Mr. Pecker is to receive base salary through the date of termination and any earned but unpaid discretionary annual bonus. Upon termination of employment for “cause” or resignation without “good reason”, Mr. Pecker is to receive base salary through the date of termination.

If Mr. Pecker elects not to extend further the term of his employment, he is to receive base salary through April 17, 2009. If Media elects not to extend further the term of Mr. Pecker’s employment, he is to receive base salary through April 17, 2009, a one-time payment of 50% of any discretionary bonus paid to Mr. Pecker for the year preceding termination, and, subject to his compliance with certain non-compete and non-solicitation provisions, continued payment of base salary for 6 months following the date of termination.

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

Upon a “liquidity event”, as that term is defined in the LLC Agreement, the holders of Class A Units will be entitled to receive a payment equal to the payments by the parties to such agreement as of April 17, 2003, plus deemed interest, and the holders of vested Class B Units will be entitled to require Media to repurchase their vested units at a value based upon the theoretical amount of cash that would be distributable to unit holders were all of the assets of the LLC and its affiliates to be sold as of the date of the liquidity event, less the payments due to the holders of Class A Units. Class A and B Units are not traded publicly. Assuming a liquidity event on March 31, 2008, Mr. Pecker would receive approximately $6,270,250 for his Class A Units and approximately $476 for his Class B Units based on recent valuations.

Mr. Durbin. Upon termination of employment by the Company other than for “cause,” expiration of the employment term or resignation by Mr. Durbin, Mr. Durbin is entitled to severance pay in an amount equal to the remaining term of his offer letter plus 12 months’ base salary, subject to compliance with the terms of a release of claims. Assuming a termination date of March 31, 2008, Mr. Durbin would receive $1,000,000 in severance pay.

Mr. Durbin’s letter agreement defines “cause” to include the continued failure or refusal substantially to perform his duties, dishonesty in the performance of his duties, any act on his part constituting a misdemeanor involving moral turpitude or a felony, willful malfeasance or willful misconduct or any act or omission that is severely materially injurious to the financial condition or business reputation of the Company or any subsidiary or affiliate, or breach of any provision of his agreement.

In the event of a change of control or other transaction that materially affects the ownership of the Company or its assets, Mr. Durbin is entitled to receive a cash bonus in an amount to be determined by the Chief Executive Officer or the Compensation Committee, in their discretion.

Ms. Fuller. Under the terms of her employment agreement, upon termination of employment by the Company or by Ms. Fuller, Ms. Fuller was entitled to receive: (i) any annual incentive payment earned but unpaid from a prior fiscal year and a prorated portion of the current fiscal year incentive payment up to the date of termination; (ii) reimbursement for any unreimbursed business expenses; (iii) health insurance through the term of the agreement; and (iv) if the termination is for any reason other than for “cause” or voluntary resignation without “good reason”, severance pay in an amount equal to the remaining base salary and any pro rata minimum incentive payments due through March 31, 2009, as well as any residual incentive payments due, if any, payable in equal monthly installments, subject to compliance with certain non-compete provisions. Assuming a termination date of March 31, 2008, Ms. Fuller would have received $17,476 in reimbursements for continuation health insurance coverage premiums, and $2,000,000 in severance pay. See “Employment Agreements” above.

Ms. Fuller’s agreement defined “cause” to include the conviction of, or a plea of guilty or nolo contendere to, any felony materially adversely affecting the Company; willful or gross misconduct intended to materially adversely affect the Company; or willful refusal to substantially perform her duties for reasons other than illness. “Good reason” included a material reduction in Ms. Fuller’s annual base salary or annual incentive pay opportunity, a substantial diminution in her duties or responsibilities as set forth in her employment agreement, or geographic relocation of more than 50 miles without her consent.

Assuming a value of $0.01 per Class B Unit, Ms. Fuller would have received approximately $14 for her Class B Units, assuming a liquidity event on March 31, 2008.

Mr. Miller. Upon termination of employment with the Company or upon a voluntary termination because of a material breach by the Company of Mr. Miller’s employment agreement, Mr. Miller is to receive: (i) any annual incentive payment earned but unpaid as of the date of termination for any previously completed fiscal year and a prorated portion of the current fiscal year annual incentive payment; (ii) reimbursement for any unreimbursed business expenses; (iii) unsubsidized health and welfare benefits and perquisites as provided under the terms of the applicable plans; and (iv) if the termination is not for “cause,” expiration of the employment term or resignation by Mr. Miller, severance pay in an amount equal to the greater of 12 months’ base salary or remaining base salary due through December 31, 2008, payable in 12 monthly installments, subject to compliance with a non-compete provision.

Mr. Miller’s agreement defines “cause” to include the continued failure or refusal substantially to perform his duties, any act constituting moral turpitude or a felony, willful malfeasance or willful misconduct in connection with his duties, or material breach of any provision of his agreement. Assuming a termination date of March 31, 2008, Mr. Miller would receive $550,000 in base salary.

Assuming a value of $0.01 per Class B Unit, Mr. Miller would receive approximately $5 for his Class B Units, assuming a liquidity event on March 31, 2008.

Mr. Porche. Upon termination of employment by the Company, Mr. Porche is entitled to the following, pursuant to his employment agreement: (i) any annual incentive payment earned but unpaid as of the date of termination for any previously completed fiscal year; (ii) reimbursement for any unreimbursed business expenses; (iii) unsubsidized health and welfare benefits and perquisites as provided under the terms of the applicable plans; (iv) if the termination is not for “cause”, expiration of the employment term or resignation by Mr. Porche, severance pay in an amount equal to 12 months’ base salary, subject to compliance with the terms of a release of claims. Assuming a termination date of March 31, 2008, Mr. Porche would receive $325,000 in severance pay.

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

Assuming a value of $0.01 per Class B Unit, Mr. Porche would receive approximately $9 for his Class B Units, assuming a liquidity event on March 31, 2008.

Mr. Craven. The Company entered into a severance agreement with Mr. Craven on January 18, 2008, providing him with the following benefits, subject to compliance with the terms of a release of claims and confidentiality and non-disparagement requirements: (i) a lump sum payment of $300,000; (ii) a monthly payment of $29,762 for the period commencing February 1, 2008 and ending March 31, 2009 (subject to acceleration upon a “change in control,” as defined under Section 409A of the Code); (iii) a bonus of $300,000 if the first to occur of any of the transactions described in the agreement is consummated prior to a specified date; (iv) Company-paid medical and dental coverage for the lesser of the expiration of a period of 14 months or the date on which he becomes eligible to receive group coverage from another organization; (v) reimbursement of legal fees, up to $12,000; (vi) reimbursement of the cost of airplane travel, up to $10,000, between South Florida and New York; (vii) the reimbursement of 50% of any loss on the sale of the executive’s home in Florida, up to $100,000; (viii) outplacement services between February 1, 2008 and March 31, 2009 at a maximum cost of $25,000; and (ix) continued use of a Company vehicle through March 31, 2009. The Company has also agreed to transfer title of the Company vehicle to Mr. Craven after March 31, 2009 for no consideration. On March 28, 2008, Mr. Craven’s severance agreement was amended to provide that, in lieu of further monthly payments of $29,762, Mr. Craven would receive bi-weekly payments of $12,592 for the period commencing April 4, 2008 and ending March 31, 2009 (subject to acceleration upon a “change in control,” as defined under Section 409A of the Code).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee during the fiscal year ended March 31, 2008 was comprised of Messrs. Pecker, Ross and DiNovi. The Compensation Committee of our Board of Directors determines compensation policies applicable to our executive officers. Mr. Pecker is an executive officer of the Company. Mr. Ross is a Managing Director of Evercore. Mr. DiNovi is Co-President of T.H. Lee. Information about Evercore and T.H. Lee is provided under Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

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

FISCAL YEAR 2008 DIRECTOR COMPENSATION1

Name	Fees Earned or Paid in Cash ($)	Total ($)
Michael Garin[2]	$47,500	$47,500
Jeff Sagansky[3]	$17,500	$17,500

[1]

Mr Pecker is the only director of the Company who is also an executive officer. Mr. Pecker did not receive any additional compensation for service as a member of the Board of Directors. Except for Messrs. Garin and Sagansky, all non-employee directors of the Company are affiliated with T.H. Lee or Evercore. None of such non-employee directors individually receive any compensation from the Company for serving on the Board of Directors. The Company, however, has entered into a management agreement with THL Managers V, LLC, an affiliate of T.H. Lee, and Evercore Advisors L.P., an affiliate of Evercore, pursuant to which THL Managers V, LLC and Evercore Advisors L.P. provide certain management and advisory services to the Company. Each is to receive $1.0 million annually for these services. Pursuant to certain of the supplemental indentures entered into by the Company in fiscal year 2007, such payments were accrued but not made in fiscal years 2007 and 2008 and will not be made thereafter until the Company has complied with certain leverage ratios under the Indentures or satisfies one of the three election options with respect to the September 30, 2008 leverage ratio described in Note 7, “Senior Subordinated Indebtedness,” in the Notes to Consolidated Financial Statements included in Item 8 herein. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

[2]	Mr. Garin receives a fee of $2,500 per meeting of the Board of Directors attended and $2,500 per meeting of the Audit Committee attended.
[3]	Mr. Sagansky receives a fee of $2,500 per meeting of the Board of Directors attended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

The following table presents, as of May 31, 2008, information relating to the beneficial ownership of the LLC (the parent of the Company and Media), held by persons who are known to the Company to be the beneficial owners of more than 5% thereof, by each director of the Company, by each executive officer of the Company named in the Summary Compensation Table above and by all of the executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Evercore Partners L.L.C.(1),(3)	Class A	12,310	2.4%
55 East 52nd Street
New York, New York 10055

Evercore Partners II L.L.C.(2),(3)	Class A	98,220	19.4%
55 East 52nd Street
New York, New York 10055

Thomas H. Lee Equity Fund V, L.P.(3),(4)	Class A	298,848	59.0%
100 Federal Street, Suite 3500
Boston, MA 02110

Jeffrey Sagansky	Class A	—	—
	Class B	45	*

Anthony J. DiNovi(3),(4)	Class A	—	—
	Class B	—	—

Soren L. Oberg(3),(4)	Class A	—	—
	Class B	—	—

Michael Garin	Class A	—	—
	Class B	—	—

Richard Bressler(3),(4)	Class A	—	—
	Class B	—	—

Saul D. Goodman(1),(2),(3)	Class A	—	—
	Class B	—	—

Daniel G. Ross(1),(2),(3)	Class A	—	—
	Class B	—	—

Kathleen G. Reiland(1),(2),(3)	Class A	—	—
	Class B	—	—

David J. Pecker	Class A	25,081	5.0%
	Class B	47,810	65.9%

John F. Craven	Class A	—	—
	Class B	45	*

Bonnie Fuller	Class A	—	—
	Class B	1,800	2.5%

John J. Miller	Class A	—	—
	Class B	1,350	1.9%

Michael Porche	Class A	152	*
	Class B	900	1.2%

All executive officers and directors as a group	Class A	435,102	85.9%
	Class B	51,585	71.1%

*	Does not exceed one percent.
(1)	Class A Units shown as beneficially owned by Evercore Partners L.L.C. are held of record by Evercore Capital Partners L.P., Evercore Capital Partners (NQ) L.P., Evercore Capital Offshore Partners L.P. and Evercore Co-Investment Partnership L.P. Evercore Partners L.L.C. is the general partner of Evercore Capital Partners L.P., Evercore Capital Partners (NQ) L.P. and Evercore Capital Offshore Partners L.P. and the managing member of Evercore Co-Investment GP L.L.C. (which in turn is the general partner of Evercore Co-Investment Partnership L.P.). Each of Messrs. Goodman and Ross and Ms. Reiland are executives of Evercore, an affiliate of Evercore Partners L.L.C. Each of Messrs. Goodman and Ross and Ms. Reiland disclaims beneficial ownership of any of the Class A Units referred to above, except to the extent of their pecuniary interest therein.
(2)	Class A Units shown as beneficially owned by Evercore Partners II L.L.C. are held of record by Evercore Capital Partners II L.P. and Evercore Co-Investment Partnership II L.P. Evercore Partners II L.L.C. is the general partner of Evercore Capital Partners II L.P. and the managing member of Evercore Co-Investment G.P. II L.L.C. (which in turn is the general partner of Evercore Co-Investment Partnership II L.P.). Each of Messrs. Goodman and Ross and Ms. Reiland are executives of Evercore, an affiliate of Evercore Partners II L.L.C. Each of Messrs. Goodman and Ross and Ms. Reiland disclaims beneficial ownership of any of the Class A Units referred to above, except to the extent of their pecuniary interest therein.
(3)	The LLC Agreement provides that the LLC will be managed by a Board of Managers, a majority of which will be appointed by Evercore and T.H. Lee. All action by such Board of Managers is made by a vote of the majority of each of the following: (i) the Board of Managers, (ii) the managers appointed by Evercore, and (iii) the managers appointed by T.H. Lee. In addition, Evercore and T.H. Lee have the right to appoint a majority of the Board of Directors of Media.
(4)

Class A Units shown as beneficially owned by Thomas H. Lee Equity Fund V, L.P. are held by Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Cayman Fund V, L.P., State Street Bank and Trust Company as Trustee under the 1997 Thomas H. Lee Nominee Trust, Thomas H. Lee Investors Limited Partnership, Putnam Investments

Employees’ Securities Co. I LLC, Putnam Investments Employees’ Securities Co. II LLC, and Great-West Investors L.P. Mr. DiNovi is a Co-President of Thomas H. Lee Partners, L.P. Mr. Oberg is a Managing Director of Thomas H. Lee Partners, L.P. Mr. Bressler is a Managing Director of Thomas H. Lee Partners, L.P. Each of Messrs. DiNovi, Oberg and Bressler disclaims beneficial ownership of any of the Class A Units referred to above, except to the extent of their pecuniary interest therein.

Unless otherwise indicated, beneficial owners listed above may be contacted at the Company’s corporate address at 1000 American Media Way, Boca Raton, FL 33464. Under the rules of the Exchange Act, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no beneficial interest.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

As part of the Recapitalization, Evercore, T.H. Lee and the other investors and Media, entered into the LLC Agreement. Interests in the LLC are represented by units of two classes. Evercore, T.H. Lee and the other investors, including Mr. Pecker and certain other members of management, own Class A Units. Class A Units are the only units with voting power. The other class of units, Class B Units, is owned by Mr. Pecker and certain other members of management. Holders of Class B Units are eligible to receive distributions in the LLC, pro rata, only after all the holders of the Class A Units have received their preferred return.

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

In addition, in connection with the Recapitalization, Mr. Pecker and the Company entered into a new employment agreement, which governs the terms of Mr. Pecker’s employment as Chief Executive Officer of the Company for a term that has been extended to April 17, 2009. See Item 11, “Executive Compensation” for a description of Mr. Pecker’s employment agreement. Also in connection with the Recapitalization, the LLC, the Company, THL Managers V, an affiliate of T.H. Lee, and Evercore Advisors L.P., an affiliate of Evercore, entered into a management agreement pursuant to which THL Managers V, LLC and Evercore Advisors L.P. provide certain management and advisory services to the Company. Each receives $1.0 million annually for these management services. Pursuant to certain of the supplemental indentures the Company entered into in fiscal year 2007, such fees were accrued but not paid for fiscal years 2007 and 2008 and payments for such fees will not be made thereafter until the Company has complied with certain of the leverage ratios under the Indentures or satisfies one of the three election options with respect to the September 30, 2008 leverage ratio described in Note 7, “Senior Subordinated Indebtedness,” in the Notes to Consolidated Financial Statements included in Item 8 herein.

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

Vertis, Inc. (“Vertis”) performs significant portions of the Company’s Tabloid Publications pre-press operations. Evercore owns approximately 9.7% of Vertis and T.H. Lee owns approximately 61.9% of Vertis. Payments to Vertis for these services totaled $5.1 million, $3.5 million, and $3.0 million for fiscal years 2006, 2007 and 2008, respectively. At March 31, 2007 and 2008, the Company had payables due to Vertis of $391,000 and $120,000, respectively.

The Charter of the Audit Committee requires the Audit Committee to review and approve all proposed transactions or dealings with related persons, and to discuss such transactions and their appropriate disclosure in our financial statements with management and the Company’s independent registered public accounting firm. The transactions described above were approved by the Company’s Board of Directors prior to the adoption of the amendment to the Audit Committee Charter adopting this policy.

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

The following table sets forth fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”), the Company’s current independent auditor, for the audit of the Company’s financial statements for fiscal years 2007 and 2008 and fees billed for audit related services, tax services, and all other services rendered by Deloitte & Touche during fiscal years 2007 and 2008:

	2007	2008
Audit Fees (1)	$1,306,434	$829,073
Audit-Related Fees (2)	—	886,800
Tax Fees (3)	26,347	152,845
All Other Fees (4)	1,500	—

Total Fees	$1,334,281	$1,868,718

(1)	Represents aggregate fees for professional services provided in connection with the audit of our annual financial statements, reviews of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.
(2)	Represents aggregate fees for professional services provided in connection with accounting research and consultation and assistance with assessing the impact of proposed standards, rules or interpretations proposed by standard-setting bodies.
(3)	Represents aggregate fees for professional services provided in connection with tax compliance, tax return review and tax advice related to an IRS examination and a voluntary disclosure extension.
(4)	Represents aggregate fees for subscription to technical accounting research website.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed with, or incorporated by reference in, and as part of, this Annual Report on Form 10-K.

(a) 1.	All Financial Statements and Supplemental Information – See the Index to Consolidated Financial Statements

2.	Financial Statement Schedules – Schedule II – Valuation and Qualifying Accounts

3.	Exhibits (Including Those Incorporated by Reference) – See paragraph (b) below

(b) Exhibits

Exhibit Number		Description of Exhibit
2.1	–	Agreement and Plan of Merger dated as of February 16, 1999, by and between EMP Acquisition Corp., a Delaware corporation, and American Media, Inc., a Delaware corporation. (1)

2.2	–	Certificate of Merger of EMP Acquisition Corp. with and into American Media, Inc. (1)

2.3	–	Stock and Asset Purchase Agreement, dated as of November 1, 1999, among Mike Rosenbloom, Globe International Publishing, Inc., Globe International, Inc., EMP Group L.L.C. and American Media Operations, Inc. (2)

2.4	–	Purchase and Contribution Agreement dated as of November 26, 2002 by and among Weider Health and Fitness, Weider Interactive Networks, Inc., Weider Health and Fitness, LLC, Weider Publications, LLC, EMP Group L.L.C. and American Media Operations, Inc. (3)

2.5	–	Agreement and Plan of Merger, dated as of February 24, 2003, by and among EMP Group L.L.C. and EMP Merger Corporation. (4)

2.6	–	Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 14, 2003, by and between EMP Group L.L.C. and EMP Merger Corporation. (4)

2.7	–	Contribution Agreement, dated as of February 24, 2003, by and among EMP Merger Corporation and the persons set forth on the signature pages thereto. (4)

2.8	–	Amendment No. 1 to the Contribution Agreement, dated as of April 14, 2003, by and among EMP Merger Corporation and the persons set forth on the signature pages thereto. (4)

3.1	–	Certificate of Incorporation of Enquirer/Star, Inc. and amendments thereto. * (5)

3.2	–	Amended By-Laws of Enquirer/Star, Inc. * (5)

3.3	–	Amendment of Certificate of Incorporation of the Company dated November 7, 1994 changing its name to American Media Operations, Inc. from Enquirer/Star, Inc. (6)

4.1	–	Indenture, dated as of February 14, 2002, among American Media Operations, Inc., the guarantors party thereto and HSBC Bank USA, National Association, as successor trustee. (7)

4.2	–	First Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of December 30, 2002, among American Media Operations, Inc., the guarantors party thereto and HSBC Bank USA, National Association, as successor trustee. (8)

4.3	–	Second Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of January 23, 2003, among American Media Operations, Inc., the guarantors party thereto and HSBC Bank USA, National Association, as successor trustee. (8)

4.4	–	Instrument of Resignation, Appointment and Acceptance (relating to the Indenture dated as of February 14, 2002), dated as of March 15, 2006, by and among American Media Operations, Inc., J.P. Morgan Trust Company, National Association, as resigning Trustee, and HSBC Bank USA, National Association, as successor trustee. (8)

4.5	–	Third Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of March 17, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee. (9)

Exhibit Number		Description of Exhibit
4.6	–	Fourth Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of June 26, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee. (10)

4.7	–	Fifth Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of August 18, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JPMorgan Chase Bank, N.A.), as trustee. (11)

4.8	–	Sixth Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of November 2, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee. (12)

4.9	–	Seventh Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of February 15, 2007, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JPMorgan Chase Bank, N.A.), as trustee. (13)

4.10	–	Eighth Supplemental Indenture (relating to the Indenture dated as of February 14, 2002), dated as of May 15, 2007, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JPMorgan Chase Bank, N.A.), as trustee. (14)

4.11	–	Waiver and Consent Agreement (relating to the Indenture dated as of February 14, 2002), dated as of March 17, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 10.25% Series B Senior Subordinated Notes due 2009. (9)

4.12	–	Consent Agreement (relating to the Indenture dated as of February 14, 2002), dated as of June 26, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 10.25% Series B Senior Subordinated Notes due 2009. (10)

4.13	–	Consent Agreement (relating to the Indenture dated as of February 14, 2002), dated as of August 18, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 10.25% Series B Senior Subordinated Notes due 2009. (11)

4.14	–	Consent Agreement (relating to the Indenture dated as of February 14, 2002), dated as of November 2, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 10.25% Series B Senior Subordinated Notes due 2009. (12)

4.15	–	Consent Agreement (relating to the Indenture dated as of February 14, 2002), dated as of February 15, 2007, by and among American Media Operations, Inc. and certain bondholders party thereto relating to the 10.25% Series B Senior Subordinated Notes due 2009. (13)

4.16	–	Consent Agreement (relating to the Indenture dated as of February 14, 2002), dated as of May 15, 2007, by and among American Media Operations, Inc. and certain bondholders party thereto relating to the 10.25% Series B Senior Subordinated Notes due 2009. (14)

4.17	–	Exchange and Registration Rights Agreement dated December 13, 2007 relating to $14,544,000 aggregate principal amount of additional 2009 Notes, between American Media Operation, Inc., the Note guarantors named therein and HSBC Bank, USA, National Association, as Trustee, on behalf of the Holders of the Additional Securities. (24)

4.18	–	Indenture dated as of January 23, 2003 by and among American Media Operations, Inc., the guarantors party thereto and HSBC Bank USA, National Association, as successor trustee. (3)

4.19	–	Instrument of Resignation, Appointment and Acceptance (relating to the Indenture dated as of January 23, 2003), dated as of March 15, 2006, by and among American Media Operations, Inc., J.P. Morgan Trust Company, National Association, as resigning Trustee, and HSBC Bank USA, National Association, as successor trustee. (8)

4.20	–	First Supplemental Indenture (relating to the Indenture dated as of January 23, 2003), dated as of March 17, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee. (9)

Exhibit Number		Description of Exhibit
4.21	–	Second Supplemental Indenture (relating to the Indenture dated as of January 23, 2003), dated as of June 26, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee. (10)

4.22	–	Third Supplemental Indenture (relating to the Indenture dated as of January 23, 2003), dated as of August 18, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee. (11)

4.23	–	Fourth Supplemental Indenture (relating to the Indenture dated as of January 23, 2003), dated as of November 2, 2006, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee. (12)

4.24	–	Fifth Supplemental Indenture (relating to the Indenture dated as of January 23, 2003), dated as of February 15, 2007, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee. (13)

4.25	–	Sixth Supplemental Indenture (relating to the Indenture dated as of January 23, 2003), dated as of May 15, 2007, among American Media Operations, Inc., the Note Guarantors named therein and HSBC Bank USA, National Association (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee. (14)

4.26	–	Waiver and Consent Agreement (relating to the Indenture dated as of January 23, 2003), dated as of March 17, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 8.875% Series B Senior Subordinated Notes due 2011. (9)

4.27	–	Consent Agreement (relating to the Indenture dated as of January 23, 2003), dated as of June 26, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 8.875% Series B Senior Subordinated Notes due 2011. (10)

4.28	–	Consent Agreement (relating to the Indenture dated as of January 23, 2003), dated as of August 18, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 8.875% Senior Subordinated Notes due 2011. (11)

4.29	–	Consent Agreement (relating to the Indenture dated as of January 23, 2003), dated as of November 2, 2006, among American Media Operations, Inc. and certain bondholders party thereto relating to the 8.875% Senior Subordinated Notes due 2011. (12)

4.30	–	Consent Agreement (relating to the Indenture dated as of January 23, 2003), dated as of February 15, 2007, by and among American Media Operations, Inc. and certain bondholders party thereto relating to the 8.875% Senior Subordinated Notes due 2011. (13)

4.31	–	Consent Agreement (relating to the Indenture dated as of January 23, 2003), dated as of May 15, 2007, by and among American Media Operations, Inc. and certain bondholders party thereto relating to the 8.875% Senior Subordinated Notes due 2011. (14)

4.32	–	Exchange and Registration Rights Agreement dated December 13, 2007 relating to $5,454,000 aggregate principal amount of additional 2011 Notes, between American Media Operation, Inc., the Note guarantors named therein and HSBC Bank, USA, National Association, as Trustee, on behalf of the Holders of the Additional Securities. (24)

10.1	–	Tax Sharing Agreement dated as of March 31, 1992, among Enquirer/Star Group, Inc. and its subsidiaries (15)

10.2	–	Management Agreement dated as of April 17, 2003, by and among American Media, Inc., T.H. Lee Managers V, LLC and Evercore Advisors L.P. (4)

10.3	–	Amended and Restated Employment Agreement of David J. Pecker dated February 24, 2003. (16)

10.4	–	Agreement dated June 11, 2002, by and between American Media, Inc. and R.R. Donnelley & Sons Company. (17)

Exhibit Number		Description of Exhibit
10.5	–	Contract Change No. 1 made as of November 10, 2004 and entered into on November 18, 2004, by and between American Media, Inc. and R.R. Donnelley & Sons Company. (17)

10.6	–	Printing Agreement dated as of December 2, 2004, between AMI and Quad/Graphics, Inc. (17)

10.7	–	Employment Agreement of Bonnie Fuller dated June 26, 2003. (18)

10.8	–	Amendment No. 1, dated as of April 1, 2006, to the Employment Agreement of Bonnie Fuller dated effective July 7, 2003. (8)

10.9	–	Employment Agreement of John J. Miller dated January 4, 2006. (8)

10.10	–	Amendment No. 1, dated as of December 9, 2007, to the Employment Agreement of John J. Miller dated effective January 9, 2006. +

10.11	–	Credit Agreement, dated as of January 30, 2006, by and among American Media Operations, Inc., American Media, Inc., Deutsche Bank Securities Inc., as Syndication Agent, the Lenders party thereto, Bear Stearns Corporate Lending Inc., General Electric Capital Corporation and Lehman Commercial Paper Inc., as Documentation Agents, and JP Morgan Chase Bank, N.A., as Administrative Agent. (19)

10.12	–	Guarantee and Collateral Agreement, dated as of January 30, 2006, among American Media, Inc., American Media Operations, Inc., the Subsidiaries of American Media Operations, Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent. (19)

10.13	–	Amendment and Waiver (relating to the Credit Agreement dated as of January 30, 2006), dated as of February 13, 2006, among American Media, Inc., American Media Operations, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (19)

10.14	–	Amendment and Waiver (relating to the Credit Agreement dated as of January 30, 2006), dated as of June 23, 2006, among American Media Operations, Inc., American Media, Inc., the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent. (10)

10.15	–	Amendment and Waiver (relating to the Credit Agreement dated as of January 30, 2006), dated as of August 18, 2006, among American Media, Inc., American Media Operations, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (11)

10.16	–	Amendment and Waiver (relating to the Credit Agreement dated as of January 30, 2006), dated as of October 26, 2006, among American Media, Inc., American Media Operations, Inc., the lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent. (20)

10.17	–	Amendment and Waiver (relating to the Credit Agreement dated as of January 30, 2006), dated as of February 9, 2007, among American Media, Inc., American Media Operations, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (21)

10.18	–	Amendment and Waiver (relating to the Credit Agreement dated as of January 30, 2006), dated as of April 16, 2007, among American Media, Inc., American Media Operations, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (22)

10.19	–	Employment Agreement of John F. Craven dated August 30, 2006. (8)

10.20	–	Letter Agreement between American Media Operations, Inc. and Dean Durbin dated January 17, 2008. (23)

10.21	–	Employment Agreement of Michael Porche dated December 18, 2003. +

10.22	–	Amendment No. 1, dated as of November 1, 2007, to the Employment Agreement of Michael Porche dated December 18, 2003. +

10.23	–	Amendment No. 2, dated as of December 20, 2007, to the Employment Agreement of Michael Porche. +

10.24	–	American Media, Inc. EBITDA Incentive Plan for John Miller, effective for fiscal year 2008. +

10.25	–	American Media, Inc. EBITDA/Star Newsstand Incentive Plan for Bonnie Fuller, effective for fiscal year 2008. + **

10.26	–	American Media, Inc. EBITDA Incentive Plan for Michael Porche, effective for fiscal year 2008. + **

Exhibit Number		Description of Exhibit
10.27	–	Letter Agreement between American Media, Inc. and Michael Porche dated August 27, 2007. + **
21	–	Subsidiaries of American Media Operations, Inc. +
31.1	–	Certification of principal executive officer pursuant to 15d-14(a). +
31.2	–	Certification of principal financial officer pursuant to 15d-14(a). +
32	–	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+	Filed herewith.
*	Enquirer/Star, Inc. is now named American Media Operations, Inc.; Enquirer/Star Group, Inc. is now named American Media, Inc.
**	Portions of the above exhibits have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to our Registration Statement on Form S-4, filed July 23, 1999.
(2)	Incorporated by reference to our March 27, 2000 Form 10-K for fiscal year 2000 filed June 26, 2000.
(3)	Incorporated by reference to our Form 8-K filed January 27, 2003.
(4)	Incorporated by reference to our Form 8-K filed April 24, 2003.
(5)	Incorporated by reference to our Registration Statement on Form S-1, filed March 25, 1992.
(6)	Incorporated by reference to our March 27, 1995 Form 10-K for fiscal year 1995 filed June 23, 1995.
(7)	Incorporated by reference to our Registration Statement on Form S-4 filed April 23, 2002.
(8)	Incorporated by reference to our March 31, 2006 Form 10-K for fiscal year 2006 filed March 23, 2007.
(9)	Incorporated by reference to our Form 8-K filed March 20, 2006.
(10)	Incorporated by reference to our Form 8-K filed June 27, 2006.
(11)	Incorporated by reference to our Form 8-K filed August 21, 2006.
(12)	Incorporated by reference to our Form 8-K filed November 3, 2006.
(13)	Incorporated by reference to our Form 8-K filed February 16, 2007.
(14)	Incorporated by reference to our Form 8-K/A filed May 22, 2007.
(15)	Incorporated by reference to our March 30, 1992 Form 10-K for fiscal year 1992 filed June 25, 1992.
(16)	Incorporated by reference to our March 31, 2003 Form 10-K for fiscal year 2003 filed June 6, 2003.
(17)	Incorporated by reference to our December 27, 2004 Form 10-Q for the third quarter of fiscal year 2004 filed February 9, 2005 (portions omitted pursuant to a request for confidential treatment).
(18)	Incorporated by reference to our June 30, 2003 10-Q for the first quarter of fiscal year 2004 filed August 14, 2003.
(19)	Incorporated by reference to our Form 8-K filed February 15, 2006.
(20)	Incorporated by reference to our Form 8-K filed November 1, 2006.
(21)	Incorporated by reference to our Form 8-K filed February 13, 2007.
(22)	Incorporated by reference to our Form 8-K filed April 20, 2007.
(23)	Incorporated by reference to our Form 8-K filed January 22, 2008.
(24)	Incorporated by reference to our Form 10-Q filed February 14, 2008.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders for the fiscal year ended March 31, 2008.

Schedule II – Valuation and Qualifying Accounts

All other financial statements and schedules have been omitted because the information required to be submitted has been included in the consolidated financial statements and related notes or because they are either not applicable or not required under the rules of Regulation S-X.

The table below summarizes the activity in the valuation accounts for the periods indicated (in thousands):

	Balance, Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions, Write-Offs, Net	Balance, End of Period
Trade Accounts Receivable Allowance for Doubtful Accounts

For the fiscal year ended March 31, 2006	$428	$833	$—	$(211)	$1,050
For the fiscal year ended March 31, 2007	$1,050	$1,412	$—	$(569)	$1,893
For the fiscal year ended March 31, 2008	$1,893	$1,741	$434	$(503)	$3,565

Subscription Accounts Receivable Allowance for Doubtful Accounts

For the fiscal year ended March 31, 2006	$8,224	$4,922	$641	$(5,626)	$8,161
For the fiscal year ended March 31, 2007	$8,161	$1,425	$—	$(5,570)	$4,016
For the fiscal year ended March 31, 2008	$4,016	$1,157	$—	$(1,217)	$3,956

Deferred Income Taxes Valuation Allowance

For the fiscal year ended March 31, 2006	$—	$23,014	$—	$—	$23,014
For the fiscal year ended March 31, 2007	$23,014	$50,229	$—	$—	$73,243
For the fiscal year ended March 31, 2008	$73,243	$23,166	$2,453	$—	$98,862

Inventory Obsolescence Allowance for Excess and Obsolete Inventory

For the fiscal year ended March 31, 2006	$538	$466	$—	$(10)	$994
For the fiscal year ended March 31, 2007	$994	$944	$—	$(1,015)	$923
For the fiscal year ended March 31, 2008	$923	$24	$—	$(182)	$765

Approximately $0.5 million was charged to the provision for bad debt during fiscal year 2006 and is excluded from the table above. This amount related to a reserve which was established against a note receivable which is included in prepaid and other current assets in the Consolidated Balance Sheets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 2008.

AMERICAN MEDIA OPERATIONS, INC.

By:	/s/ DAVID J. PECKER
David J. Pecker
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 30, 2008.

Signature	Title

/s/ DAVID J. PECKER	Chairman of the Board,
David J. Pecker	Chief Executive Officer and Director (principal executive officer)

/s/ DEAN D. DURBIN	Executive Vice President and
Dean D. Durbin	Chief Financial Officer (principal financial officer)

/s/ SAUL M. KREDI	Senior Vice President and
Saul M. Kredi	Chief Accounting Officer (principal accounting officer)

/s/ JEFFREY SAGANSKY	Director
Jeffrey Sagansky

/s/ ANTHONY J. DINOVI	Director
Anthony J. DiNovi

/s/ SOREN L. OBERG	Director
Soren L. Oberg

/s/ MICHAEL GARIN	Director
Michael Garin

/s/ RICHARD BRESSLER	Director
Richard Bressler

/s/ SAUL D. GOODMAN	Director
Saul D. Goodman

/s/ DANIEL G. ROSS	Director
Daniel G. Ross

/s/ KATHLEEN G. REILAND	Director
Kathleen G. Reiland

Exhibit Index

Exhibit No.		Description
10.10	–	Amendment No. 1, dated as of December 9, 2007, to the Employment Agreement of John J. Miller dated effective January 9, 2006.

10.21	–	Employment Agreement of Michael Porche dated December 18, 2003.

10.22	–	Amendment No. 1, dated as of November 1, 2007, to the Employment Agreement of Michael Porche dated December 18, 2003.

10.23	–	Amendment No. 2, dated as of December 20, 2007, to the Employment Agreement of Michael Porche.

10.24	–	American Media, Inc. EBITDA Incentive Plan for John Miller, effective for fiscal year 2008.

10.25	–	American Media, Inc. EBITDA/Star Newsstand Incentive Plan for Bonnie Fuller, effective for fiscal year 2008.

10.26	–	American Media, Inc. EBITDA Incentive Plan for Michael Porche, effective for fiscal year 2008.

10.27	–	Letter Agreement between American Media, Inc. and Michael Porche dated August 27, 2007.

21	–	Subsidiaries of American Media Operations, Inc.

31.1	–	Certification of principal executive officer pursuant to 15d-14(a).

31.2	–	Certification of principal financial officer pursuant to 15d-14(a).

32	–	Certifications of principal executive officer and principal financial officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.