Form 10-Q
period 2008-06-30
AMERICAN MEDIA OPERATIONS INC
filed 2008-08-14
CIK 853927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of July 31, 2008, there were 7,507.6 shares of common stock outstanding.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

June 30, 2008

Page(s)
CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2008 and as of June 30, 2008	4

Unaudited Condensed Consolidated Statements of Income (Loss) for the Fiscal Quarters Ended June 30, 2007 and June 30, 2008	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Fiscal Quarters Ended June 30, 2007 and June 30, 2008	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4T. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 6. Exhibits	25

Signatures	26

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS

THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER

FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (this “Form 10-Q”) to the “Company” or “us,” “we” or “our” are to American Media Operations, Inc. and its subsidiaries. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this Form 10-Q are advised that this Form 10-Q contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, capital expenditures, capital structure and other financial items, (ii) statements regarding our plans and objectives, including planned introductions of new publications or other products, or estimates or predictions of actions by customers, advertisers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) outcomes of contingencies such as legal or any regulatory proceedings, and (v) statements of assumptions underlying other statements and statements about our business.

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

•	our ability to implement our business strategy;

•	changes in demand for our services and products by our customers and advertisers;

•	changes in the price of fuel, paper or postage costs;

•	any loss of one or more of our key vendors;

•	our ability to attract and retain experienced and qualified personnel;

•	adverse results in litigation matters or any regulatory proceedings; and

•	our ability to maintain an effective system of internal controls over financial reporting.

For a further discussion of risk factors which could cause actual results to differ materially from those indicated by the forward-looking statements, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (the “March 31, 2008 10-K”). Any written or oral forward-looking statements made by us or on our behalf are subject to these factors. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results, performance or achievements may vary materially from those described in this Form 10-Q as intended, planned, anticipated, believed, estimated or expected. The risk factors included in the March 31, 2008 10-K are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also harm our future results. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The forward-looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q. We do not intend, and do not assume any obligations, to update these forward looking statements, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2008	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,166	$19,576
Trade receivables, net of allowance for doubtful accounts of $7,521 and $6,562, respectively	57,074	53,647
Inventories	28,629	29,744
Prepaid expenses and other current assets	14,229	15,041

Total current assets	164,098	118,008

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	1,648	1,648
Furniture, fixtures and equipment	43,105	43,802
Less – accumulated depreciation	(39,656)	(40,458)

Total property and equipment, net	5,097	4,992

OTHER ASSETS:
Deferred debt costs, net	14,050	11,304
Deferred rack costs, net	7,749	9,064
Other long-term assets	2,750	2,700

Total other assets	24,549	23,068

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	359,663	359,663
Other identified intangibles, net of accumulated amortization of $152,006 and $153,883, respectively	387,752	385,875

Total goodwill and other identified intangible assets	747,415	745,538

TOTAL ASSETS	$941,159	$891,606

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Term loan	$12,629	$4,500
Senior subordinated notes, net	—	413,393
Accounts payable	42,511	40,022
Accrued expenses and other liabilities	65,210	66,913
Accrued interest	24,247	16,540
Deferred revenues	41,666	43,656

Total current liabilities	186,263	585,024

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	497,371	462,246
Senior subordinated notes, net	567,681	154,662
Deferred income taxes	88,926	88,359

Total liabilities	1,340,241	1,290,291

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDER’S DEFICIT:
Common stock, $.20 par value; 10,000 shares authorized; 7,508 shares issued and outstanding	2	2
Additional paid-in capital	281,671	281,671
Accumulated deficit	(680,897)	(680,509)
Accumulated other comprehensive income	142	151

Total stockholder’s deficit	(399,082)	(398,685)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$941,159	$891,606

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands)

	Fiscal Quarters Ended
	June 30, 2007	June 30, 2008
OPERATING REVENUES:
Circulation	$66,357	$67,709
Advertising	46,503	42,245
Other	8,272	8,868

Total operating revenues	121,132	118,822

OPERATING EXPENSES:
Editorial	12,639	12,697
Production	35,346	33,271
Distribution, circulation and other cost of sales	20,638	20,970
Selling, general and administrative	22,929	23,620
Depreciation and amortization	3,284	2,712

Total operating expenses	94,836	93,270

OPERATING INCOME	26,296	25,552

OTHER INCOME (EXPENSE):
Interest expense	(24,691)	(23,493)
Amortization of deferred debt costs	(2,686)	(2,746)
Other income, net	634	306

Total other expense	(26,743)	(25,933)

LOSS BEFORE BENEFIT FOR INCOME TAXES AND (LOSS) INCOME FROM DISCONTINUED OPERATIONS	(447)	(381)

BENEFIT FOR INCOME TAXES	(508)	(269)

INCOME (LOSS) FROM CONTINUING OPERATIONS	61	(112)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(184)	500

NET (LOSS) INCOME	$(123)	$388

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Quarters Ended
	June 30, 2007	June 30, 2008
Cash Flows from Operating Activities:
Net (loss) income	$(123)	$388
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property and equipment	1,144	835
Amortization of other identified intangibles	2,140	1,877
Provision for bad debts	412	502
Amortization of deferred debt costs	2,686	2,746
Amortization of deferred rack costs	3,548	2,956
Provision for excess and obsolete inventory	154	—
Deferred income tax benefit	(783)	(287)
Other	(380)	(124)
Decrease (increase) in operating assets:
Trade receivables	(6,691)	2,925
Inventories	(94)	(1,115)
Prepaid expenses and other current assets	(1,447)	(812)
Deferred rack costs	(2,075)	(4,271)
Other long-term assets	(276)	50
Increase (decrease) in operating liabilities:
Accounts payable	(1,364)	(2,489)
Accrued expenses and other liabilities	(4,268)	(154)
Accrued interest	(14,348)	(7,707)
Deferred revenues	(1,026)	1,990
Management fee payable	2,000	2,000

Total adjustments and changes in operating assets and liabilities	(20,668)	(1,078)

Net cash used in operating activities	(20,791)	(690)

Cash Flows from Investing Activities:
Purchases of property and equipment	(468)	(730)
Proceeds from sale of assets	385	5
Proceeds from sale of discontinued operations	—	500
Investment in Mr. Olympia, LLC	(300)	(300)

Net cash used in investing activities	(383)	(525)

Cash Flows from Financing Activities:
Term loan and revolving credit facility principal repayments	—	(43,254)
Payment of deferred debt costs	(942)	(128)

Net cash used in financing activities	(942)	(43,382)

Effect of exchange rate changes on cash	(4)	7

Net Decrease in Cash and Cash Equivalents	(22,120)	(44,590)
Cash and Cash Equivalents, Beginning of Period	60,414	64,166

Cash and Cash Equivalents, End of Period	$38,294	$19,576

Supplemental Disclosures of Non-Cash Financing Activities Information:
Non-cash deferred debt costs (incurred but not paid)	$—	$20

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(1) Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of American Media Operations, Inc. and its subsidiaries (collectively, the “Company”). The Company is a wholly owned subsidiary of American Media, Inc. (“Media”). Media’s parent entity is EMP Group L.L.C. (the “LLC”). The Company consolidates all majority owned subsidiaries and investments in entities in which it has a controlling influence. Non-majority owned investments are accounted for using the equity method when the Company has the ability to significantly influence the operating decisions of the issuer. When the Company does not have the ability to significantly influence the operating decisions of an issuer, the cost method is used. For entities that are considered variable interest entities, the Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51.” All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2008 included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (the “March 31, 2008 10-K”), including the summary of significant accounting policies set forth in Note 1 thereof. The operating results for the fiscal quarter ended June 30, 2008 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

(2) Comprehensive Income (Loss)

The change in the components of other comprehensive income (loss) is comprised of foreign currency translation adjustments and is reported as follows (in thousands):

	Fiscal Quarter Ended
	June 30, 2007	June 30, 2008
Net (loss) income	$(123)	$388
Foreign currency translation adjustments, net of tax	25	9

Comprehensive (loss) income	$(98)	$397

(3) Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Inventories are comprised of the following (in thousands):

	March 31, 2008	June 30, 2008
Raw materials – paper	$23,854	$24,742
Finished product – paper, production and distribution costs of future issues	4,775	5,002

Total inventory	$28,629	$29,744

(4) Goodwill and Other Identified Intangible Assets

As of March 31, 2008 and June 30, 2008, the Company had goodwill with carrying values of $359.7 million and other identified intangible assets not subject to amortization with carrying values of $352.3 million. The other identified intangible assets not subject to amortization consist of tradenames with indefinite lives.

Identified intangible assets with finite lives subject to amortization consist of the following at March 31, 2008 and June 30, 2008 (in thousands):

		March 31, 2008			June 30, 2008
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames	8 -27	$14,186	$(5,882)	$8,304	$14,186	$(5,993)	$8,193
Covenants not to compete	5 -10	22,500	(18,949)	3,551	22,500	(19,476)	3,024
Subscriber lists	3 -15	66,058	(45,825)	20,233	66,058	(46,796)	19,262
Non-subscriber customer relationships	8	9,502	(6,110)	3,392	9,502	(6,378)	3,124

		$112,246	$(76,766)	$35,480	$112,246	$(78,643)	$33,603

Amortization expense of intangible assets for the fiscal quarters ended June 30, 2007 and 2008 was $2.1 million and $1.9 million, respectively. Based on the carrying value of identified intangible assets recorded at June 30, 2008, and assuming no subsequent impairment of the underlying assets, the amortization expense for the remainder of fiscal year 2009 and future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2009	$5,632
2010	6,845
2011	5,402
2012	4,651
2013	2,622
Thereafter	8,451

$33,603

(5) Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

	March 31, 2008				June 30, 2008
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Term loan	$450,000		$391,500		$440,746		$412,098
Revolving credit facility	60,000		49,800		26,000		23,270
Subordinated notes	570,000	(a)	381,382	(a)	570,000	(a)	458,073	(a)

(a)	Amount does not include bond premium and discount.

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

(6) Credit Agreement

The Company’s revolving credit commitment (the “Revolving Facility”) under the bank credit agreement entered into by the Company on January 30, 2006 (as amended, the “2006 Credit Agreement”) matures in January 2012 and the Company’s term loan under the 2006 Credit Agreement (the “Term Facility”) matures in January 2013. The Revolving Facility and the Term Facility both will mature on February 1, 2009 if the Company does not refinance at least $389.5 million of its outstanding 10.25% Series B Senior Subordinated Notes due May 1, 2009 (the “2009 Notes”) on or prior to February 1, 2009. In addition, the Revolving Facility and the Term Facility both will mature on October 15, 2010 if the Company does not refinance at least $145.5 million of its outstanding 8.875% Senior Subordinated Notes due January 15, 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”) on or prior to October 15, 2010. The Company believes that it is probable that it will be able to complete a refinancing of the 2009 Notes on or prior to February 1, 2009, and has therefore classified the appropriate principal amount associated with the 2006 Credit Agreement as non-current as of June 30, 2008.

To address this situation, the Board of Directors of the Company (“Board”) has decided to explore a full range of strategic alternatives with respect to the Company, including the raising of capital, the sale of assets, the refinancing of the Company’s existing debt or other transactions that could materially change the Company’s business or capital structure. The Company is currently in discussions regarding the possible extension or refinancing of the Notes. The Company intends to pursue these discussions to identify alternatives that are acceptable to the Company, although there can be no assurance that this will occur. The terms of any agreement to extend or refinance the Notes, if available at all, may be less favorable than the Company’s existing terms. The Company does not intend to disclose developments with respect to the exploration of strategic alternatives unless and until the Company’s Board has approved and the Company has signed definitive documentation with respect to a specific transaction.

The Company made the first required quarterly $1.1 million principal payment on its Term Facility borrowing on June 30, 2008. In addition, the Company made a fiscal year 2008 Excess Cash Flow payment (as defined in the 2006 Credit Agreement) of $8.1 million on June 30, 2008. The Company also paid down $34.0 million of its Revolving Facility on June 30, 2008, and subsequently borrowed $34.0 million on July 1, 2008. There was no commitment fee payment in the fiscal quarter ended June 30, 2008, as the Revolving Facility was fully drawn during the entire fiscal quarter.

The effective interest rate under the 2006 Credit Agreement, including amounts borrowed under the Term Facility and Revolving Facility, as of June 30, 2008, was 6.0% and the effective weighted-average interest rates under the 2006 Credit Agreement for the fiscal quarters ended June 30, 2007 and 2008 were 8.6% and 6.9%, respectively. The decrease in the effective weighted-average interest rate between fiscal quarters ended June 30, 2007 and 2008 is tied to the decrease in the London interbank offering rate (“LIBOR”).

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

(7) Senior Subordinated Indebtedness

The 2009 Notes mature on May 1, 2009. The Company has classified the entire balance of the 2009 Notes of $413.4 million as a current liability on its balance sheet as the 2009 Notes mature within twelve months of June 30, 2008 and the Company has not currently entered into a financing agreement that permits the Company to refinance the 2009 Notes on a long-term basis.

In connection with the consent agreements the Company entered into in March 2006 with holders of a majority of the outstanding principal amount of each series of the Notes, the Company entered into supplemental indentures, the purpose of which was to amend the indentures relating to the Notes to, among other things, require the Company to meet a specified leverage ratio as of September 30, 2008.

If the Company fails to meet the specified leverage ratio of 7.25:1 as of September 30, 2008, it will be required to make one of three elections which are as follows: (1) issue an additional $36.3 million of senior subordinated notes to the existing holders of the Notes, or (2) make a cash payment of $20.7 million to the holders of the Notes, or (3) issue equity or receive a cash equity contribution in such amount as will result in net proceeds to the Company of no less than $50.0 million or in such lesser amount sufficient to permit the Company to achieve the specified leverage ratio (after giving pro forma effect to the reduction of indebtedness that shall be effected with such proceeds). If the Company fails to meet such leverage ratio, the Company expects, to the extent permitted by the 2006 Credit Agreement, to issue $36.3 million of senior subordinated notes to the existing holders of the Notes.

(8) Discontinued Operations

In order to improve the Company’s profitability and future net cash flows, the Company discontinued various publications during fiscal years 2007 and 2008 and has accounted for them in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Operating results of these publications have been classified as discontinued operations for all periods presented. These publications were previously included in the Corporate/Other segment.

The following table sets forth total operating revenues, pre-tax income (loss) from discontinued operations, income taxes and income (loss) from discontinued operations for the fiscal quarters ended June 30, 2007 and 2008, respectively (in thousands):

	2007	2008
Total operating revenues	$642	$—

Pre-tax (loss) income from discontinued operations	$(184)	$500
Income taxes	—	—

(Loss) income from discontinued operations	$(184)	$500	(a)

(a)	Represents a gain on the proceeds from the sale of one of the discontinued operations.

(9) Litigation

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

(10) Business Segment Information

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

The Celebrity Publications segment aggregation includes Star and Country Weekly.

The Tabloid Publications segment aggregation includes National Enquirer, Globe, and National Examiner.

The Women’s Health and Fitness Publications segment aggregation includes Shape and Fit Pregnancy.

The Distribution Services segment is comprised of Distribution Services, Inc. (“DSI”) which arranges for the placement of the Company’s publications and third-party publications with retailers and monitors through its regional managers and merchandising staff that these publications are properly displayed in stores, primarily national and regional supermarket chains and major retail chains such as Wal-Mart, Kroger Companies, Safeway, Super Valu/Albertson’s, Stop & Shop/Giant Food, Pathmark, Winn Dixie and Food Lion. DSI coordinates (also known as acting as a “category manager/front-end advisor”) the racking of magazine fixtures for selected retailers. In addition, DSI provides sales of marketing, merchandising and information gathering services for third parties including non-magazine clients.

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

Segment Data

The following table presents the results of, and assets employed in, the Company’s five reporting segments for the fiscal quarters ended June 30, 2007 and 2008, respectively. The information includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany advertising and other services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation. The results of operations exclude the results of our discontinued operations for all periods presented. See Note 8, “Discontinued Operations,” for a discussion regarding discontinued operations.

		Segment (in thousands)					(in thousands)
		Celebrity Publications	Tabloid Publications	Women’s Health and Fitness Publications	Distribution Services	Corporate/ Other (1)	Elimination Entries		Consolidated Total
Operating revenues
Quarter ended June 30,	2007	$31,708	$34,683	$22,356	$7,739	$26,767	$(2,121	)(2)	$121,132
	2008	$32,004	$34,192	$19,346	$8,130	$27,253	$(2,103	)(2)	$118,822

Operating income (loss)
Quarter ended June 30,	2007	$8,389	$15,867	$9,016	$1,770	$(8,746)	$—		$26,296
	2008	$8,203	$15,565	$6,597	$1,994	$(6,807)	$—		$25,552

Depreciation and amortization
Quarter ended June 30,	2007	$494	$657	$—	$9	$2,124	$—		$3,284
	2008	$431	$655	$—	$31	$1,595	$—		$2,712

Amortization of deferred rack costs
Quarter ended June 30,	2007	$816	$1,422	$196	$—	$997	$—		$3,431
	2008	$800	$1,262	$79	$—	$815	$—		$2,956
Total Assets
At March 31, 2008		$179,319	$335,125	$103,889	$17,246	$305,580	$—		$941,159
At June 30, 2008		$177,111	$334,292	$103,252	$19,330	$257,621	$—		$891,606

(1)	Income tax benefit of $0.5 million and $0.3 million and interest expense of $24.7 million and $23.5 million for the fiscal quarters ended June 30, 2007 and June 30, 2008, respectively, and amortization of deferred debt costs of $2.7 million for each of fiscal quarters ended June 30, 2007 and 2008 are included in the Corporate/Other segment.
(2)	Amount represents revenues from transactions with other operating segments of the Company.

(11) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The provisions of SFAS No. 157 were effective for the Company on April 1, 2008. The adoption of this statement did not have a material impact on the Company’s results of operations, financial position, cash flows or disclosures. In February 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. With this deferral, the Company has not applied the provisions of SFAS No. 157 to non-financial assets and liabilities. The Company is still assessing the impact the adoption of SFAS No. 157 for non-financial assets and liabilities will have on its results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method. If applied, the fair value option is irrevocable (unless a new election date occurs) and is applied only to entire instruments and not to portions of instruments. Additional disclosures are required for an entity that chooses to elect the fair value option. The provisions of this statement were effective for the Company on April 1, 2008. The Company did not elect the fair value option for any of its financial assets or liabilities upon adoption of SFAS No. 159 on April 1, 2008, resulting in no impact on the Company’s results of operations, financial position or cash flows.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations” (revised 2007), and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for the Company as of April 1, 2009, and will be applied prospectively to intangible assets acquired after the effective date.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to United States Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 162 will have on its results of operations, financial position or cash flows.

(12) Supplemental Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information of (a) the parent company, American Media Operations, Inc., as issuer of the Notes, (b) on a combined basis, the subsidiary guarantors of the Notes, and (c) on a combined basis, the subsidiaries that are not guarantors of the Notes. Separate financial statements of the subsidiary guarantors are not presented because each of the subsidiary guarantors is 100% owned by the parent company issuer and the guarantee by each subsidiary guarantor is full and unconditional and joint and several. As a result and in accordance with Rule 3-10(f) of Regulation S-X under the Securities Exchange Act of 1934, the Company includes the following:

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$485	$14,589	$4,502	$—	$19,576
Trade receivables, net	—	51,035	2,612	—	53,647
Inventories	—	29,178	566	—	29,744
Prepaid expenses and other current assets	67	14,433	541	—	15,041

Total current assets	552	109,235	8,221	—	118,008

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	1,648	—	—	1,648
Furniture, fixtures and equipment	—	43,293	509	—	43,802
Less – accumulated depreciation	—	(40,022)	(436)	—	(40,458)

Total property and equipment, net	—	4,919	73	—	4,992

OTHER ASSETS:
Deferred debt costs, net	11,304	—	—	—	11,304
Deferred rack costs, net	—	9,064	—	—	9,064
Other long-term assets	—	2,691	9	—	2,700
Investment in subsidiaries	549,361	4,677	—	(554,038)	—

Total other assets	560,665	16,432	9	(554,038)	23,068

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	355,153	4,510	—	359,663
Other identified intangibles, net	6,000	379,875	—	—	385,875

Total goodwill and other identified intangible assets	6,000	735,028	4,510	—	745,538

TOTAL ASSETS	$567,217	$865,614	$12,813	$(554,038)	$891,606

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Term loan	$4,500	$—	$—	$—	$4,500
Senior subordinated notes, net	413,393	—	—	—	413,393
Accounts payable	6	38,864	1,152	—	40,022
Accrued expenses and other liabilities	4,804	56,737	192	5,180	66,913
Accrued interest	16,539	1	—	—	16,540
Deferred revenues	485	42,641	530	—	43,656

Total current liabilities	439,727	138,243	1,874	5,180	585,024

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	462,246	—	—	—	462,246
Senior subordinated notes, net	154,662	—	—	—	154,662
Deferred income taxes	—	93,611	(72)	(5,180)	88,359
Due to (from) affiliates	(90,733)	84,399	6,334	—	—

Total liabilities	965,902	316,253	8,136	—	1,290,291

STOCKHOLDER’S EQUITY (DEFICIT):
Total stockholder’s equity (deficit)	(398,685)	549,361	4,677	(554,038)	(398,685)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$567,217	$865,614	$12,813	$(554,038)	$891,606

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$156	$60,534	$3,476	$—	$64,166
Trade receivables, net	—	54,392	2,682	—	57,074
Inventories	—	28,058	571	—	28,629
Prepaid expenses and other current assets	38	13,694	610	(113)	14,229

Total current assets	194	156,678	7,339	(113)	164,098

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	1,648	—	—	1,648
Furniture, fixtures and equipment	—	42,600	505	—	43,105
Less – accumulated depreciation	—	(39,234)	(422)	—	(39,656)

Total property and equipment, net	—	5,014	83	—	5,097

OTHER ASSETS:
Deferred debt costs, net	14,050	—	—	—	14,050
Deferred rack costs, net	—	7,749	—	—	7,749
Other long-term assets	—	2,741	9	—	2,750
Investment in subsidiaries	530,899	3,984	—	(534,883)	—

Total other assets	544,949	14,474	9	(534,883)	24,549

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	355,153	4,510	—	359,663
Other identified intangibles, net	6,000	381,752	—	—	387,752

Total goodwill and other identified intangible assets	6,000	736,905	4,510	—	747,415

TOTAL ASSETS	$551,143	$913,071	$11,941	$(534,996)	$941,159

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Term loan	$12,629	$—	$—	$—	$12,629
Accounts payable	87	41,342	1,082	—	42,511
Accrued expenses and other liabilities	4,838	55,939	(18)	4,451	65,210
Accrued interest	24,246	1	—	—	24,247
Deferred revenues	134	40,952	580	—	41,666

Total current liabilities	41,934	138,234	1,644	4,451	186,263

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	497,371	—	—	—	497,371
Senior subordinated notes, net	567,681	—	—	—	567,681
Deferred income taxes	—	93,567	(77)	(4,564)	88,926
Due to (from) affiliates	(156,761)	150,371	6,390	—	—

Total liabilities	950,225	382,172	7,957	(113)	1,340,241

STOCKHOLDER’S EQUITY (DEFICIT):
Total stockholder’s equity (deficit)	(399,082)	530,899	3,984	(534,883)	(399,082)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$551,143	$913,071	$11,941	$(534,996)	$941,159

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE FISCAL QUARTER ENDED JUNE 30, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$66,202	$1,507	$—	$67,709
Advertising	—	40,314	1,931	—	42,245
Other	—	8,516	352	—	8,868

Total operating revenues	—	115,032	3,790	—	118,822

OPERATING EXPENSES:
Editorial	—	12,377	320	—	12,697
Production	—	32,250	1,021	—	33,271
Distribution, circulation and other cost of sales	—	20,346	624	—	20,970
Selling, general and administrative	—	22,767	853	—	23,620
Depreciation and amortization	—	2,700	12	—	2,712

Total operating expenses	—	90,440	2,830	—	93,270

OPERATING INCOME	—	24,592	960	—	25,552

OTHER INCOME (EXPENSE):
Interest expense	(23,302)	(191)	—	—	(23,493)
Amortization of deferred debt costs	(2,746)	—	—	—	(2,746)
Other income, net	—	267	39	—	306

Total other (expense) income	(26,048)	76	39	—	(25,933)

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES AND INCOME FROM DISCONTINUED OPERATIONS	(26,048)	24,668	999	—	(381)

(BENEFIT) PROVISION FOR INCOME TAXES	(7,974)	7,399	306	—	(269)

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	18,462	693	—	(19,155)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	388	17,962	693	(19,155)	(112)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	500	—	—	500

NET INCOME	$388	$18,462	$693	$(19,155)	$388

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$64,813	$1,544	$—	$66,357
Advertising	—	44,622	1,881	—	46,503
Other	—	7,964	308	—	8,272

Total operating revenues	—	117,399	3,733	—	121,132

OPERATING EXPENSES:
Editorial	—	12,273	366	—	12,639
Production	—	34,347	999	—	35,346
Distribution, circulation and other cost of sales	—	20,070	568	—	20,638
Selling, general and administrative	—	21,902	1,027	—	22,929
Depreciation and amortization	—	3,266	18	—	3,284

Total operating expenses	—	91,858	2,978	—	94,836

OPERATING INCOME	—	25,541	755	—	26,296

OTHER INCOME (EXPENSE):
Interest expense	(24,587)	(104)	—	—	(24,691)
Amortization of deferred debt costs	(2,686)	—	—	—	(2,686)
Other income, net	—	620	14	—	634

Total other (expense) income	(27,273)	516	14	—	(26,743)

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES AND LOSS FROM DISCONTINUED OPERATIONS	(27,273)	26,057	769	—	(447)

(BENEFIT) PROVISION FOR INCOME TAXES	(6,841)	6,101	232	—	(508)

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	20,309	537	—	(20,846)	—

(LOSS) INCOME FROM CONTINUING OPERATIONS	(123)	20,493	537	(20,846)	61

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(184)	—	—	(184)

NET (LOSS) INCOME	$(123)	$20,309	$537	$(20,846)	$(123)

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE FISCAL QUARTER ENDED JUNE 30, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(29,996)	$28,283	$1,023	$—	$(690)

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(726)	(4)	—	(730)
Proceeds from sale of assets	4	1	—	—	5
Proceeds from sale of discontinued operations	—	500	—	—	500
Investment in Mr. Olympia, LLC	(300)	—	—	—	(300)

Net cash used in investing activities	(296)	(225)	(4)	—	(525)

Cash Flows from Financing Activities:
Due to (from) affiliates	74,003	(74,003)	—	—	—
Term loan and revolving credit facility principal repayments	(43,254)	—	—	—	(43,254)
Payment of deferred debt costs	(128)	—	—	—	(128)

Net cash provided by (used in) financing activities	30,621	(74,003)	—	—	(43,382)

Effect of exchange rate changes on cash	—	—	7	—	7

Net Increase (Decrease) in Cash and Cash Equivalents	329	(45,945)	1,026	—	(44,590)
Cash and Cash Equivalents, Beginning of Period	156	60,534	3,476	—	64,166

Cash and Cash Equivalents, End of Period	$485	$14,589	$4,502	$—	$19,576

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE FISCAL QUARTER ENDED JUNE 30, 2007
(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(37,431)	$15,874	$766	$—	$(20,791)

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(360)	(108)	—	(468)
Proceeds from sale of assets	—	385	—	—	385
Investment in Mr. Olympia, LLC	(300)	—	—	—	(300)

Net cash (used in) provided by investing activities	(300)	25	(108)	—	(383)

Cash Flows from Financing Activities:
Due to (from) affiliates	38,673	(38,673)	—	—	—
Payment of deferred debt costs	(942)	—	—	—	(942)

Net cash provided by (used in) financing activities	37,731	(38,673)	—	—	(942)

Effect of exchange rate changes on cash	—	—	(4)	—	(4)

Net (Decrease) Increase in Cash and Cash Equivalents	—	(22,774)	654	—	(22,120)
Cash and Cash Equivalents, Beginning of Period	—	58,522	1,892	—	60,414

Cash and Cash Equivalents, End of Period	$—	$35,748	$2,546	$—	$38,294

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is a discussion of our financial condition and results of operations for the fiscal quarter ended June 30, 2008. This discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the Notes thereto. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes the results of our discontinued operations for the fiscal quarters ended June 30, 2008 and 2007, respectively. See Note 8, “Discontinued Operations,” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I herein for a discussion regarding discontinued operations.

Executive Summary

We are a leading publisher in the field of celebrity journalism and health and fitness magazines. Our publications include Star, Shape, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Muscle & Fitness Hers, Flex, National Enquirer, Globe, Country Weekly, Mira!, Sun, National Examiner, and other publications. Our magazines comprise approximately 22% of total U.S. and Canadian newsstand circulation for audited (by the Audited Bureau of Circulations or “ABC”) weekly publications. For the fiscal quarter ended June 30, 2008, total average newsstand and subscription circulation per issue for all of our publications that are currently published and have a frequency of six or more times per year was approximately 7.3 million copies.

For the fiscal quarters ended June 30, 2008 and 2007, approximately 57% and 55%, respectively, of our total operating revenues were from circulation. Single copy sales accounted for approximately 82% and 83% of such circulation revenues in the fiscal quarters ended June 30, 2008 and 2007, respectively, and the remainder was from subscription sales.

Our advertising revenue is generated by national advertisers, including sports nutrition products, automotive, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, fashion and direct response. For the fiscal quarters ended June 30, 2008 and 2007, approximately 36% and 38%, respectively, of our total operating revenues were from advertising.

Our primary operating costs and expenses are comprised of editorial, production, distribution, circulation and other cost of sales and selling, general and administrative expenses. The largest components of our costs are related to production, which includes printing and paper expenses, and circulation. Circulation costs primarily include the costs associated with subscription fulfillment, subscription postage and newsstand transportation. Editorial costs include salaries and costs associated with freelancers, manuscripts and photographs.

We implemented initiatives relating to cost savings and revenue enhancements opportunities (the “Management Action Plan”) during the fiscal quarter ended June 30, 2008 that we currently expect will result in approximately $21.0 million of cost savings and approximately $5.1 million of revenue enhancements during fiscal year 2009 as compared to our fiscal year 2009 budget. Costs savings primarily include production savings and cost reductions related to employee-related costs and selling, general and administrative expenses. Revenue enhancements include the publishing of an additional issue of each of Muscle & Fitness and Shape, as well as the publication of two special interest publications during fiscal year 2009. We may not ultimately be able to realize some or any of the benefits of these initiatives.

Our Board of Directors (“Board”) has decided to explore a full range of strategic alternatives with respect to the Company, including the raising of capital, the sale of assets, the refinancing of our existing debt or other transactions that could materially change our business or capital structure. We are currently in discussions regarding the possible extension or refinancing of our 10.25% Series B Senior Subordinated Notes due May 11, 2009 (the “2009 Notes”) and 8.875% Senior Subordinated Notes due January 15, 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”). We intend to pursue these discussions to identify alternatives that are acceptable to us, although there can be no assurance that this will occur. The terms of any agreement to extend or refinance the Notes, if available at all, may be less favorable than our existing terms. We do not intend to disclose developments with respect to the exploration of strategic alternatives unless and until our Board has approved and we have signed definitive documentation with respect to a specific transaction.

RESULTS OF OPERATIONS

The following table presents our results of operations by segment for the periods indicated (in thousands).

	For the Fiscal Quarters Ended
	June 30, 2007	June 30, 2008
Operating Revenue
Celebrity Publications	$31,708	$32,004
Tabloid Publications	34,683	34,192
Women’s Health and Fitness Publications	22,356	19,346
Distribution Services	7,739	8,130
Corporate/Other	26,767	27,253
Intersegment Eliminations	(2,121)	(2,103)

Total Operating Revenue	$121,132	$118,822

Operating Income (Loss)
Celebrity Publications	$8,389	$8,203
Tabloid Publications	15,867	15,565
Women’s Health and Fitness Publications	9,016	6,597
Distribution Services	1,770	1,994
Corporate/Other	(8,746)	(6,807)

Total Operating Income	$26,296	$25,552

Comparison of Fiscal Quarter Ended June 30, 2008 vs. Fiscal Quarter Ended June 30, 2007

Operating Revenue

Total operating revenue was $118.8 million and $121.1 million for the fiscal quarters ended June 30, 2008 and 2007, respectively, representing a decrease in revenue of $2.3 million, or 1.9%. This decrease was primarily due to overall market weakness in advertising spending due to the current economic slowdown, which triggered decreases in advertising revenue in our Celebrity Publications and Women’s Health and Fitness Publications, partially offset by an increase in circulation revenue in our Tabloid Publications.

Single copy revenue consists of copies distributed to newsstands primarily by four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Tabloid Publications, Women’s Health and Fitness Publications and Corporate/Other segments. In the fiscal quarter ended June 30, 2008 three wholesalers accounted for greater than 10% of our total operating revenue and in the aggregate accounted for approximately 37% of our total operating revenue. In the fiscal quarter ended June 30, 2007, one wholesaler accounted for greater than 10% of our total operating revenue and in the aggregate accounted for approximately 12% of our total operating revenue. Our operating results could be materially affected if one or more of these wholesalers stopped distributing our publications. We have service agreements with our wholesalers, which provide incentives to maintain certain levels of service. One of these wholesaler service agreements requires at least 120 days’ prior notice of termination, with terms expiring on December 31, 2008. The other three wholesaler service agreements require at least 90 days’ prior notice of termination, with terms expiring on December 31, 2008.

Operating Expense

Total operating expense was $93.3 million and $94.8 million for the fiscal quarters ended June 30, 2008 and 2007, respectively, representing a decrease of $1.5 million, or 1.7%. This decrease in operating expense is primarily due to lower production expenses as a result of reduced print orders which were the result of the prior year management action plan as well as decreases in professional fees and depreciation and amortization expense. These decreases in operating expense were partially offset by an increase in sales promotion expense.

Interest Expense

Interest expense was $23.5 million and $24.7 million for the fiscal quarters ended June 30, 2008 and 2007, respectively, representing a decrease of $1.2 million, or 4.9%. This decrease in interest expense is primarily attributable to a lower effective weighted-average interest rate on our term loan (the “Term Facility”) and $60.0 million revolving credit facility (the “Revolving Facility”) under our bank credit agreement dated as of January 30, 2006 (as amended, the “2006 Credit Agreement”) during the fiscal quarter ended June 30, 2008 of 6.9% as compared to 8.6% for the prior year comparable period. The decrease in the effective weighted-average interest rate is tied to the decrease in the London interbank offering rate (“LIBOR”).

Other Income, net

Other income, net was $0.3 million and $0.6 million for the fiscal quarters ended June 30, 2008 and 2007, respectively, representing a decrease of $0.3 million, or 51.7%. This decrease in other income, net was due to a $0.3 million decrease in interest income due to a decrease in interest rates.

Discontinued Operations

In order to improve our profitability and future net cash flows, we discontinued various publications during fiscal years 2008 and 2007. The total income (loss) from discontinued operations was $0.5 million and $(0.2) million, net of taxes, for the fiscal quarters ended June 30, 2008 and 2007, respectively. The income from discontinued operations for the fiscal quarter ended June 30, 2008 related to the gain on the sale of one of the discontinued operations. Operating results of these publications have been classified as discontinued operations for all periods presented. These publications were previously included in the Corporate/Other segment. See Note 8, “Discontinued Operations,” in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I herein for further discussion.

Income Taxes

We recorded a $0.3 million income tax benefit for the fiscal quarter ended June 30, 2008. This benefit is primarily due to domestic tax benefits of $0.6 million, partially offset by foreign tax expense of $0.3 million. We recorded a $0.5 million income tax benefit for the fiscal quarter ended June 30, 2007. This benefit is primarily due to domestic tax benefits of $0.7 million partially offset by foreign tax expense of $0.2 million.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $32.0 million for the fiscal quarter ended June 30, 2008, representing an increase of $0.3 million, or 0.9%, from the prior year comparable period. This increase in revenue was primarily attributable to a $1.6 million increase in Star newsstand revenue attributable to a cover price increase from $3.49 to $3.99 at the end of fiscal year 2008, offset in part by a decrease in newsstand copies sold. This increase in Star newsstand revenue was also partially offset by a $1.2 million decrease in advertising revenue due to the aforementioned market weakness in advertising spending.

Operating Income

Operating income in the Celebrity Publications segment decreased in the fiscal quarter ended June 30, 2008 from the prior year comparable period by $0.2 million, or 2.2%, to $8.2 million. The operating income reduction was primarily attributable to combined Star subscription and transportation-related cost increases of $0.4 million, as compared to the prior year comparable period. The increase in Star subscription costs was caused by initiatives to maintain our subscription base. The increase in Star transportation-related costs was primarily driven by fuel surcharges. This decrease in operating income was partially offset by the above-mentioned operating revenue increase.

Tabloid Publications Segment

Operating Revenue

Total operating revenue in the Tabloid Publications segment was $34.2 million for the fiscal quarter ended June 30, 2008, representing a decrease of $0.5 million, or 1.4%, from the prior year comparable period. This decrease in revenue was primarily attributable to the following:

•	a $0.6 million decrease in National Enquirer advertising revenue due to a planned rate base reduction in January 2008 and the aforementioned market weakness in advertising spending; and

•	a $0.3 million decrease in National Examiner single copy sales due to a decrease in newsstand copies sold.

These decreases in revenue were partially offset by the following:

•

a $0.2 million increase in National Enquirer newsstand revenue due to a cover price increase from $3.29 to $3.49 at the end of fiscal year 2008 which was partially offset by a decrease in newsstand copies sold; and

•	a $0.2 million increase in National Enquirer subscription revenue due to an increase in subscription prices.

Operating Income

Operating income in the Tabloid Publications segment decreased in the fiscal quarter ended June 30, 2008 from the prior year comparable period by $0.3 million, or 1.9%, to $15.6 million. This decrease in operating income is primarily attributable to the above mentioned operating revenue decrease and a $0.5 million increase in National Enquirer editorial-related costs. These decreases in operating income were partially offset by planned rate base reductions which resulted in lower production expenses in National Enquirer of $0.4 million and Globe of $0.2 million.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $19.3 million for the fiscal quarter ended June 30, 2008, representing a decrease of $3.0 million, or 13.5%, from the prior year comparable period. This revenue reduction was caused by lower advertising revenue of $2.6 million in Shape due to reduced advertising pages and lower advertising revenue per page, driven by the decline in advertising spending across all fitness publications. This was coupled with a reduction in Shape’s newsstand due to a reduced number of single copies sold.

Operating Income

Operating income in the Women’s Health and Fitness Publications segment decreased in the fiscal quarter ended June 30, 2008, from the prior year comparable period by $2.4 million, or 26.8%, to $6.6 million. This decrease in operating income was primarily attributable to the above mentioned revenue decrease, partially offset by a $0.2 million decrease in Shape advertising expenses.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment was $6.0 million, net of eliminations, for the fiscal quarter ended June 30, 2008, representing an increase of $0.4 million, or 7.3%, from the prior year comparable period. This increase in revenue was primarily attributable to an increase in services related to the racking of magazine fixtures.

Operating Income

Operating income in the Distribution Services segment increased in the fiscal quarter ended June 30, 2008, from the prior year comparable period by $0.2 million, or 12.7%, to $2.0 million. This increase in operating income is primarily attributable to the above mentioned revenue increase.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $27.3 million for the fiscal quarter ended June 30, 2008, representing an increase of $0.5 million, or 1.8%, from the prior year comparable period. This increase in revenue is primarily attributable to a combined $0.4 million increase in Flex and Muscle & Fitness advertising revenue due to an increase in advertising pages and rate per page, a $0.4 million increase in other revenue for Men’s Fitness primarily due to revenue associated with promotional events, a $0.2 million increase in operating revenue related to the publication of our Mini-Mag astrological calendars and a $0.1 million increase in licensing revenue. These items were partially offset by a $0.2 million reduction in Mira! newsstand revenue due to lower newsstand copies sold and one less issue in the current quarter. This was coupled with a $0.2 million decline in Muscle & Fitness newsstand sales and a reduction of $0.3 million of other fitness product sales.

Operating Loss

Operating loss decreased in the fiscal quarter ended June 30, 2008, from the prior year comparable period by $1.9 million, or 22.2%, to $6.8 million. This decrease in operating loss is primarily due to the above-mentioned revenue increase, a $1.2 million decrease in paper and printing costs primarily due to reduced print orders and a $0.7 million combined decrease in professional fees and legal costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations, cash on hand and amounts available to be borrowed under our 2006 Credit Agreement. See Note 6, “Credit Agreement,” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I herein.

As of June 30, 2008, we had cash and cash equivalents of $19.6 million, $26.0 million outstanding on our Revolving Facility, and a working capital deficit of $467.0 million. The increase in working capital deficit of $444.8 million from $22.2 million at March 31, 2008 primarily resulted from: (i) $413.4 million related to our 2009 Notes being classified as a current liability, (ii) a $44.6 million decrease in cash and cash equivalents primarily due to a $34.0 million payment towards our Revolving Facility, a fiscal year 2008 Excess Cash Flow payment (as defined in the 2006 Credit Agreement) of $8.1 million and the first required quarterly $1.1 million principal payment on our Term Facility borrowing, (iii) a $3.4 million decrease in trade receivables, (iv) a $2.0 million increase in deferred revenue, and (v) a $1.7 million increase in accrued expenses and other liabilities. These items were partially offset by (i) an $8.1 million decrease in the current portion of our Term Facility due to the $8.1 million fiscal year 2008 Excess Cash Flow payment made on June 30, 2008; (ii) a $7.7 million decrease in accrued interest due to the timing of our interest payments, (iii) a $2.5 million decrease in accounts payable, (iv) a $1.1 million increase in inventories, and (v) a $0.8 million increase in prepaid expenses and other current assets.

We believe that it is probable that we will be able to complete a refinancing of the 2009 Notes on or prior to February 1, 2009. Accordingly, we currently believe that available funds and cash flows generated by operations, if any, will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We believe that available cash at June 30, 2008 and amounts available under our Revolving Facility should help mitigate future possible cash flow requirements. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms or at all.

At June 30, 2008, our outstanding indebtedness totaled $1.0 billion, of which $466.7 million represented borrowings under the 2006 Credit Agreement and $568.0 million represented the Notes. See “Risk Factors” in our March 31, 2008 10-K for risks associated with our indebtedness.

Cash Flows

Net cash used in operating activities was $0.7 million for the fiscal quarter ended June 30, 2008, as compared to $20.8 million for the fiscal quarter ended June 30, 2007. During the fiscal quarter ended June 30, 2008, net cash used in operating activities was primarily attributable to a $7.7 million decrease in accrued interest due to timing of our interest payments, a $2.5 million decrease in accounts payable, a $1.3 million net increase in deferred rack costs, a $1.1 million increase in inventories, and a $0.8 million increase in prepaid expenses and other current assets. These items were partially offset by $0.4 million of net income, $5.5 million of non-cash expenses (excluding amortization of deferred rack costs), an increase in management fee payable of $2.0 million, a $2.0 million increase in deferred revenues and a $2.9 million increase in trade receivables. During the fiscal quarter ended June 30, 2007, net cash used in operating activities was primarily attributable to a $0.1 million net loss, a $14.3 million decrease in accrued interest due to timing of our interest payments, a $6.7 million increase in trade receivables (primarily as a result of the increase in our advertising revenue), a $4.3 million decrease in accrued expenses and other liabilities, a $1.4 million increase in prepaid expenses and other current assets, a $1.4 million decrease in accounts payable and a $1.0 million decrease in deferred revenues. These items were partially offset by $5.4 million of non-cash expenses (excluding amortization of deferred rack costs), an increase in management fee payable of $2.0 million and a $1.5 million net decrease in deferred rack costs.

Net cash used in investing activities was $0.5 million for the fiscal quarter ended June 30, 2008 as compared to $0.4 million for the fiscal quarter ended June 30, 2007. Net cash used in investing activities for the fiscal quarter ended June 30, 2008 was primarily attributable to $0.7 million for purchases of property and equipment and $0.3 million related to the investment in Mr. Olympia, LLC, partially offset by $0.5 million related to proceeds from the sale of discontinued operations. The use of cash for investing activities for the fiscal quarter ended June 30, 2007 was primarily attributable to $0.5 million for purchases of property and equipment and $0.3 million related to the investment in Mr. Olympia, LLC, partially offset by $0.4 million related to proceeds from the sale of fixed assets.

Net cash used in financing activities was $43.4 million for the fiscal quarter ended June 30, 2008, as compared to $0.9 million for the fiscal quarter ended June 30, 2007. Net cash used in financing activities for the fiscal quarter ended June 30, 2008 primarily consisted of a $34.0 million repayment on the Revolving Facility, a fiscal year 2008 Excess Cash Flow payment of $8.1 million, a required $1.1 million principal payment on the Term Facility and $0.1 million payment relating to deferred debt costs. Net cash used in financing activities for the fiscal quarter ended June 30, 2007 consisted of payments of $0.9 million related to deferred debt costs.

Credit Agreement and Subordinated Indebtedness

Our Revolving Facility matures in January 2012 and our Term Facility matures in January 2013 but both will mature on February 1, 2009 if we do not refinance at least $389.5 million of our 2009 Notes on or prior to February 1, 2009. In addition, the Revolving Facility and the Term Facility both will mature on October 15, 2010 if we do not refinance at least $145.5 million of our 2011 Notes on or prior to October 15, 2010. We believe that it is probable that we will be able to complete a refinancing of the 2009 Notes on or prior to February 1, 2009 and have therefore classified the appropriate principal amount associated with the 2006 Credit Agreement as non-current as of June 30, 2008.

To address this situation, our Board has decided to explore a full range of strategic alternatives with respect to the Company, including the raising of capital, the sale of assets, the refinancing of our existing debt or other transactions that could materially change our business or capital structure. We are currently in discussions regarding the possible extension of refinancing of the Notes. We intend to pursue these discussions to identify alternatives that are acceptable to us, although there can be no assurance that this will occur. The terms of any agreement to extend or refinance the Notes, if available at all, may be less favorable than our existing terms. We do not intend to disclose developments with respect to the exploration of strategic alternatives unless and until our Board has approved and we have signed definitive documentation with respect to a specific transaction.

We made the first required quarterly $1.1 million principal payment on our Term Facility borrowing on June 30, 2008. In addition, we made a fiscal year 2008 Excess Cash Flow payment of $8.1 million on June 30, 2008. We also paid down $34.0 million of our Revolving Facility on June 30, 2008, and subsequently borrowed $34.0 million on July 1, 2008. There was no commitment fee payment in the fiscal quarter ended June 30, 2008, as the Revolving Facility was fully drawn during the entire fiscal quarter.

The effective interest rate under the 2006 Credit Agreement, including amounts borrowed under the Term Facility and Revolving Facility, as of June 30, 2008, was 6.0% and the effective weighted-average interest rates under the 2006 Credit Agreement for the fiscal quarters ended June 30, 2007 and 2008 were 8.6% and 6.9%, respectively. The decrease in the effective weighted-average interest rate between fiscal quarters ended June 30, 2007 and 2008 is tied to the decrease in LIBOR.

The 2006 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2006 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. Although there can be no assurances, we anticipate that, based on current projections (including projected borrowings and repayments under the Revolving Facility), our operating results for fiscal year 2009 will be sufficient to satisfy the financial covenants, as amended, under the 2006 Credit Agreement. Our ability to satisfy such financial covenants is dependent on our business performing in accordance with our projections. If the performance of our business deviates from our projections, we may not be able to satisfy such financial covenants, including the senior secured leverage ratio. Our projections are subject to a number of factors, many of which are events beyond our control, which could cause our actual results to differ materially from our projections. If we do not comply with these or other covenants and restrictions contained in the 2006 Credit Agreement, we could default under the 2006 Credit Agreement. The outstanding debt under the 2006 Credit Agreement could then be declared immediately due and payable. Moreover, the instruments governing almost all of our other debt contain cross-acceleration provisions so that an acceleration under any of our debt may result in a default under our other debt. If a cross-acceleration occurs, the maturity of our other debt could be accelerated and become immediately due and payable. If that happens, we may not be able to satisfy our debt obligations, which would have a substantial adverse effect on our ability to continue as a going concern.

The 2009 Notes mature on May 1, 2009. We have classified the entire balance of the 2009 Notes of $413.4 million as a current liability on our balance sheet as the 2009 Notes mature within twelve months of June 30, 2008 and we have not currently entered into a financing agreement that permits us to refinance the 2009 Notes on a long-term basis.

In connection with the consent agreements we entered into in March 2006 with holders of a majority of the outstanding principal amount of each series of the Notes, we entered into supplemental indentures, the purpose of which was to amend the indentures relating to the Notes to, among other things, require us to meet specified leverage ratio as of September 30, 2008.

If we fail to meet the specified leverage ratio of 7.25:1 as of September 30, 2008, we will be required to make one of three elections which are as follows: (1) issue an additional $36.3 million of senior subordinated notes to the existing holders of the Notes, or (2) make a cash payment of $20.7 million to the holders of the Notes, or (3) issue equity or receive a cash equity contribution in such amount as will result in net proceeds to us of no less than $50.0 million or in such lesser amount sufficient to permit us to achieve the specified leverage ratio (after giving pro forma effect to the reduction of indebtedness that shall be effected with such proceeds). If we fail to meet such leverage ratio, we expect, to the extent permitted by the 2006 Credit Agreement, to issue $36.3 million of senior subordinated notes to the existing holders of the Notes.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The provisions of SFAS No. 157 were effective for us on April 1, 2008. The adoption of this statement did not have a material impact on our results of operations, financial position, cash flows or disclosures. In February 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. With this deferral, we have not applied the provisions of SFAS No. 157 to non-financial assets and liabilities. We are still assessing the impact the adoption of SFAS No. 157 for non-financial assets and liabilities will have on our results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method. If applied, the fair value option is irrevocable (unless a new election date occurs) and is applied only to entire instruments and not to portions of instruments. Additional disclosures are required for an entity that chooses to elect the fair value option. The provisions of this statement were effective for us on April 1, 2008. We did not elect the fair value option for any of our financial assets or liabilities upon adoption of SFAS No. 159 on April 1, 2008, resulting in no impact on our results of operations, financial position or cash flows.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations” (revised 2007), and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for us as of April 1, 2009, and will be applied prospectively to intangible assets acquired after the effective date.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to United States Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the impact, if any, that the adoption of SFAS No. 162 will have on our results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the fiscal quarter ended June 30, 2008, there were no significant changes related to the Company’s market risk exposure since March 31, 2008.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, the end of the period covered by this Form 10-Q, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

No changes were made in our internal control over financial reporting during the quarter ended June 30, 2008, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors, as previously disclosed in the Company’s March 31, 2008 10-K in response to Item 1A thereof, during the fiscal quarter ended June 30, 2008.

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

AMERICAN MEDIA OPERATIONS, INC.
Registrant

Date: August 14, 2008

/s/ DAVID J. PECKER
David J. Pecker
Chief Executive Officer
(principal executive officer)

Date: August 14, 2008

/s/ DEAN D. DURBIN
Dean D. Durbin
Chief Financial Officer
(principal financial officer)

Exhibits

Exhibit No.	Description
Exhibit 31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.