Form 10-Q
period 2008-09-30
AMERICAN MEDIA OPERATIONS INC
filed 2009-01-09
CIK 853927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of November 30, 2008, there were 7,507.6 shares of common stock outstanding.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 30, 2008

Page(s)
CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2008 and as of September 30, 2008	4

Unaudited Condensed Consolidated Statements of Income (Loss) for the Fiscal Quarter and Two Fiscal Quarters Ended September 30, 2007 and September 30, 2008	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Two Fiscal Quarters Ended September 30, 2007 and September 30, 2008	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4T. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 6. Exhibits	37

Signatures	38

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS

THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER

FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 (this “Form 10-Q”) to the “Company” or “us,” “we” or “our” are to American Media Operations, Inc. and its subsidiaries. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this Form 10-Q are advised that this Form 10-Q contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, capital expenditures, capital structure and other financial items, (ii) statements regarding our plans and objectives, including planned introductions of new publications or other products, or estimates or predictions of actions by customers, advertisers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) outcomes of contingencies such as legal or any regulatory proceedings, and (v) statements of assumptions underlying other statements and statements about our business.

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

•	our ability to implement our business strategy;

•	changes in demand for our services and products by our customers and advertisers, including as a result of the current economic downturn;

•	changes in the price of fuel, paper or postage costs;

•	our ability to renew our wholesaler service agreements with respect to the distribution of our publications;

•	any loss of one or more of our key vendors;

•	our ability to attract and retain experienced and qualified personnel;

•	adverse results in litigation matters or any regulatory proceedings; and

•	our ability to maintain an effective system of internal controls over financial reporting.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2008	September 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,166	$21,359
Trade receivables, net of allowance for doubtful accounts of $7,521 and $7,124, respectively	57,074	58,529
Inventories	28,629	26,795
Prepaid expenses and other current assets	14,229	15,260

Total current assets	164,098	121,943

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	1,648	1,676
Furniture, fixtures and equipment	43,105	42,461
Less – accumulated depreciation	(39,656)	(39,390)

Total property and equipment, net	5,097	4,747

OTHER ASSETS:
Deferred debt costs, net	14,050	10,240
Deferred rack costs, net	7,749	8,850
Other long-term assets	2,750	2,702

Total other assets	24,549	21,792

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	359,663	359,663
Other identified intangibles, net of accumulated amortization of $152,006 and $155,761, respectively	387,752	383,997

Total goodwill and other identified intangible assets	747,415	743,660

TOTAL ASSETS	$941,159	$892,142

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Term loan and revolving credit facility	$12,629	$459,621
Senior subordinated notes, net	—	413,718
Accounts payable	42,511	30,923
Accrued expenses and other liabilities	65,210	68,869
Accrued interest	24,247	23,545
Deferred revenues	41,666	46,758

Total current liabilities	186,263	1,043,434

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	497,371	—
Senior subordinated notes, net	567,681	154,728
Deferred income taxes	88,926	92,261

Total liabilities	1,340,241	1,290,423

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDER’S DEFICIT:
Common stock, $.20 par value; 10,000 shares authorized; 7,508 shares issued and outstanding	2	2
Additional paid-in capital	281,671	281,671
Accumulated deficit	(680,897)	(679,886)
Accumulated other comprehensive income (loss)	142	(68)

Total stockholder’s deficit	(399,082)	(398,281)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$941,159	$892,142

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
OPERATING REVENUES:
Circulation	$70,742	$68,657	$137,099	$136,366
Advertising	50,383	48,961	96,886	91,206
Other	10,789	11,181	19,061	20,049

Total operating revenues	131,914	128,799	253,046	247,621

OPERATING EXPENSES:
Editorial	12,959	13,029	25,598	25,726
Production	36,427	38,639	71,773	71,910
Distribution, circulation and other cost of sales	22,200	23,171	42,838	44,141
Selling, general and administrative	25,759	22,367	48,683	45,987
Depreciation and amortization	3,211	2,625	6,500	5,337

Total operating expenses	100,556	99,831	195,392	193,101

OPERATING INCOME	31,358	28,968	57,654	54,520

OTHER INCOME (EXPENSE):
Interest expense	(24,818)	(22,180)	(49,509)	(45,673)
Senior subordinated notes to be issued	(17,291)	—	(17,291)	—
Amortization of deferred debt costs	(2,759)	(2,806)	(5,445)	(5,552)
Other income (expense), net	203	(222)	837	84

Total other expense	(44,665)	(25,208)	(71,408)	(51,141)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND (LOSS) INCOME FROM DISCONTINUED OPERATIONS	(13,307)	3,760	(13,754)	3,379
PROVISION FOR INCOME TAXES	3,876	3,137	3,368	2,868

(LOSS) INCOME FROM CONTINUING OPERATIONS	(17,183)	623	(17,122)	511
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(572)	—	(756)	500

NET (LOSS) INCOME	$(17,755)	$623	$(17,878)	$1,011

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Two Fiscal Quarters Ended
	September 30, 2007	September 30, 2008
Cash Flows from Operating Activities:
Net (loss) income	$(17,878)	$1,011
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	2,221	1,582
Amortization of other identified intangibles	4,279	3,755
Senior subordinated notes to be issued	17,291	—
Provision for bad debts	762	1,413
Amortization of deferred debt costs	5,445	5,552
Amortization of deferred rack costs	6,466	5,893
Write-off of deferred rack costs and property and equipment	195	—
Provision for excess and obsolete inventory	211	82
Deferred income tax provision	2,884	2,521
Other	(523)	447
Decrease (increase) in operating assets:
Trade receivables	(6,703)	(2,868)
Inventories	(850)	1,752
Prepaid expenses and other current assets	(1,785)	(1,031)
Deferred rack costs	(4,206)	(6,994)
Other long-term assets	(150)	48
Increase (decrease) in operating liabilities:
Accounts payable	(1,254)	(11,588)
Accrued expenses and other liabilities	(4,393)	1,562
Accrued interest	(7,189)	(702)
Deferred revenues	(1,171)	5,092
Management fee payable	2,000	2,000

Total adjustments and changes in operating assets and liabilities	13,530	8,516

Net cash (used in) provided by operating activities	(4,348)	9,527

Cash Flows from Investing Activities:
Purchases of property and equipment	(805)	(1,242)
Proceeds from sale of assets	389	18
Proceeds from sale of discontinued operations	—	500
Investment in Mr. Olympia, LLC	(300)	(300)

Net cash used in investing activities	(716)	(1,024)

Cash Flows from Financing Activities:
Proceeds from revolving credit facility	—	34,000
Term loan and revolving credit facility principal repayments	—	(84,379)
Payment of deferred debt costs	(942)	(408)

Net cash used in financing activities	(942)	(50,787)

Effect of exchange rate changes on cash	106	(523)

Net Decrease in Cash and Cash Equivalents	(5,900)	(42,807)
Cash and Cash Equivalents, Beginning of Period	60,414	64,166

Cash and Cash Equivalents, End of Period	$54,514	$21,359

Supplemental Disclosures of Non-Cash Financing Activities Information:
Non-cash deferred debt costs (incurred but not paid)	$—	$1,482

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2008 included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (the “March 31, 2008 10-K”), including the summary of significant accounting policies set forth in Note 1 thereof. The operating results for the fiscal quarter and two fiscal quarters ended September 30, 2008 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Liquidity

The Company’s bank credit agreement entered into by the Company on January 30, 2006 (as amended, the “2006 Credit Agreement”) includes a $60.0 million revolving credit facility (the “Revolving Facility”) and a $450.0 million term loan commitment (the “Term Facility”). As of September 30, 2008, there was $20.0 million outstanding on the Revolving Facility and $439.6 million outstanding on the Term Facility. The Company subsequently borrowed an additional $40.0 million on the Revolving Facility on October 1, 2008. The Company’s Revolving Facility matures in January 2012 and the Company’s Term Facility matures in January 2013. The Revolving Facility and the Term Facility both will mature on February 1, 2009 if the Company has more than $25.0 million of the 10.25% Series B Senior Subordinated Notes due May 1, 2009 (the “2009 Notes”) outstanding on February 1, 2009. In addition, the Revolving Facility and the Term Facility both will mature on October 15, 2010 if the Company has more than $10.0 million of the 8.875% Senior Subordinated Notes due January 15, 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”) outstanding on October 15, 2010. The Company has classified the entire balance of the 2006 Credit Agreement as a current liability on its September 30, 2008 balance sheet as the 2006 Credit Agreement may mature within twelve months of September 30, 2008. The Company has also classified the entire balance of the 2009 Notes of $413.7 million as a current liability on its September 30, 2008 balance sheet as the 2009 Notes mature within twelve months of September 30, 2008.

In order to refinance the Notes, on August 26, 2008, the Company commenced tender offers to purchase and consent solicitations with respect to all of the Notes. On January 9, 2009, the Company amended its tender offers and consent solicitations. To finance the purchase of the Notes in the tender offers and the payment for consents in the consent solicitations, simultaneous with the tender offers and consent solicitations, the Company is offering up to (a) $21,245,380 aggregate principal amount of the Company’s 9% senior PIK notes due 2013 (the “Senior PIK Notes”), and (b) $300,000,000 aggregate principal amount of the Company’s 14% senior subordinated notes due 2013 (the “Senior Subordinated Notes” and, together with the Senior PIK Notes, the “New Notes”). We are a wholly owned subsidiary of Media. Together with the New Notes, Media is also offering 5,700,000 shares of Media’s common stock (the “Shares” and, together with the New Notes, the “Offered Securities”), representing 95% of Media’s outstanding shares of common stock. In order to tender Notes in the tender offers, a tendering holder must agree to purchase Offered Securities for a purchase price equal to the consideration such holder receives in the tender offers and consent solicitations. Among other matters, tendering holders must also deliver their consents to specified amendments to the indentures, which consents remove substantially all of the restrictive covenants and related defaults in the indentures governing the Notes. In connection with the tender offers, certain provisions of the 2006 Credit Agreement will be waived including the change of control event of default that would result from successful tender offers. For a more complete description of the tender offers and consent solicitations, see Note 7, “Senior

Subordinated Indebtedness.” The Company cannot make any assurances that such tender offers and consent solicitations will be successful. If such tender offers and consent solicitations are not successful, the Company will likely be required to restructure its capital structure through bankruptcy proceedings.

Given the continued weakness of the credit markets, there can be no assurance that the Company can refinance its existing Notes or obtain the additional capital necessary to satisfy its short-term cash needs on satisfactory terms. In the event the Company is unable to extend or refinance the Notes, the 2006 Credit Agreement will likely mature early and the Company will not have sufficient funds to repay such indebtedness. In such event, the Company may have to liquidate assets on unfavorable terms, or be unable to continue as a going concern, and incur additional costs associated with bankruptcy.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the Company’s consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should it be unable to continue as a going concern.

(2) Comprehensive Income (Loss)

The change in the components of other comprehensive income (loss) is comprised of foreign currency translation adjustments and is reported as follows (in thousands):

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
Net (loss) income	$(17,755)	$623	$(17,878)	$1,011
Foreign currency translation adjustments, net of tax	(10)	(219)	15	(210)

Comprehensive (loss) income	$(17,765)	$404	$(17,863)	$801

(3) Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Inventories are comprised of the following (in thousands):

	March 31, 2008	September 30, 2008
Raw materials – paper	$23,854	$23,081
Finished product — paper, production and distribution costs of future issues	4,775	3,714

Total inventory	$28,629	$26,795

(4) Goodwill and Other Identified Intangible Assets

As of March 31, 2008 and September 30, 2008, the Company had goodwill with carrying values of $359.7 million and other identified intangible assets not subject to amortization with carrying values of $352.3 million. The other identified intangible assets not subject to amortization consist of tradenames with indefinite lives.

Identified intangible assets with finite lives subject to amortization consist of the following at March 31, 2008 and September 30, 2008 (in thousands):

		March 31, 2008			September 30, 2008
	Range of Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames	8 - 27	$14,186	$(5,882)	$8,304	$14,186	$(6,104)	$8,082
Covenants not to compete	5 - 10	22,500	(18,949)	3,551	22,500	(20,003)	2,497
Subscriber lists	3 - 15	66,058	(45,825)	20,233	66,058	(47,769)	18,289
Non-subscriber customer relationships	8	9,502	(6,110)	3,392	9,502	(6,645)	2,857

		$112,246	$(76,766)	$35,480	$112,246	$(80,521)	$31,725

Amortization expense of intangible assets was $2.1 million and $1.9 million for the fiscal quarter ended September 30, 2007 and 2008, respectively, and $4.3 million and $3.8 million for the two fiscal quarters ended September 30, 2007 and 2008, respectively. Based on the carrying value of identified intangible assets recorded at September 30, 2008, and assuming no subsequent impairment of the underlying assets, the amortization expense for the remainder of fiscal year 2009 and future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2009	$3,754
2010	6,845
2011	5,402
2012	4,651
2013	2,622
Thereafter	8,451

$31,725

During the fiscal quarter ended September 30, 2008, the Company believed that the fair value of its goodwill and other intangible assets for certain reporting units may have declined below its carrying value based on management’s expectations of long-term cash flows resulting from declining profitability as a result of the overall market weakness due to the current economic slowdown. The Company concluded that it was required to perform an interim impairment test in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Based on the results of the interim impairment test, the Company concluded that its goodwill and other intangible assets were not impaired as of September 30, 2008; however, there can be no assurances that they will not be impaired in future periods. If adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may become impaired.

(5) Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

	March 31, 2008				September 30, 2008
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Term loan	$450,000		$391,500		$439,621		$369,282
Revolving credit facility	60,000		49,800		20,000		16,900
Subordinated notes	570,000	(a)	381,382	(a)	570,000	(a)	444,289	(a)

(a)	Amount does not include bond premium and discount.

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

(6) Credit Agreement

The Company’s Revolving Facility matures in January 2012 and the Company’s Term Facility matures in January 2013. The Revolving Facility and the Term Facility both will mature on February 1, 2009 if the Company has more than $25.0 million of the 2009 Notes outstanding on February 1, 2009. In addition, the Revolving Facility and the Term Facility both will mature on October 15, 2010 if the Company has more than $10.0 million of the 2011 Notes outstanding on October 15, 2010. The Company has classified the entire balance of the 2006 Credit Agreement as a current liability on its September 30, 2008 balance sheet as the 2006 Credit Agreement may mature within twelve months of September 30, 2008.

In order to refinance the Notes, on August 26, 2008, the Company commenced tender offers to purchase and consent solicitations with respect to all of the Notes. On January 9, 2009, the Company amended its tender offers and consent solicitations. To finance the purchase of the Notes in the tender offers and the payment for consents in the consent solicitations, simultaneous with the tender offers and consent solicitations, the Company is offering (a) $21,245,380 aggregate principal amount of the Company’s Senior PIK Notes, (b) $300,000,000 aggregate principal amount of the Company’s Senior Subordinated Notes and (c) 5,700,000 Shares, representing 95% of Media’s outstanding shares of common stock. In order to tender Notes in the tender offers, a tendering holder must agree to purchase Offered Securities for a purchase price equal to the consideration being received by such holder in tender offers and consent solicitations. Among other matters, tendering holders must also deliver their consents to specified amendments to the indentures, which consents remove substantially all of the restrictive covenants and related defaults in the indentures governing the Notes. In connection with the tender offers, certain provisions of the 2006 Credit Agreement will be waived including the change of control event of default that would result from successful tender offers. For a more complete description of the tender offers and consent solicitations, see Note 7, “Senior Subordinated Indebtedness.” The Company cannot make any assurances that such tender offers and consent solicitations will be successful.

Given the continued weakness of the credit markets, there can be no assurance that the Company can refinance its existing Notes or obtain the additional capital necessary to satisfy its short-term cash needs on satisfactory terms. In the event the Company is unable to extend or refinance the Notes, the 2006 Credit Agreement will likely mature early and the Company will not have sufficient funds to repay such indebtedness. In such event, the Company may have to liquidate assets on unfavorable terms, or be unable to continue as a going concern, and incur additional costs associated with bankruptcy.

During the two fiscal quarters ended September 30, 2008, the Company made the required quarterly principal payments on its Term Facility borrowing totaling $2.3 million. The Company also made a fiscal year 2008 Excess Cash Flow payment (as defined in the 2006 Credit Agreement) of $8.1 million on June 30, 2008. The Company paid down $34.0 million of its Revolving Facility on June 30, 2008, and subsequently borrowed $34.0 million on July 1, 2008. The Company then paid down $40.0 million of its Revolving Facility on September 30, 2008, and subsequently borrowed $40.0 million on October 1, 2008. Commitment fee payments during the two fiscal quarters ended September 30, 2008 were insignificant as the Revolving Facility was fully drawn during the entire two fiscal quarters with the exception of a few days near each quarter end.

The effective interest rate under the 2006 Credit Agreement, including amounts borrowed under the Term Facility and Revolving Facility, as of September 30, 2008, was 6.0%. The effective weighted-average interest rates under the 2006 Credit Agreement for the fiscal quarters ended September 30, 2007 and 2008 were 8.7% and 6.0%, respectively. The effective weighted-average interest rates under the 2006 Credit Agreement for the two fiscal quarters ended September 30, 2007 and 2008 were 8.6% and 6.4%, respectively. The decrease in the effective weighted-average interest rate between fiscal quarters ended September 30, 2007 and 2008 and two fiscal quarters ended September 30, 2007 and 2008 is tied to the decrease in the London interbank offering rate (“LIBOR”).

The 2006 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2006 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. Concurrently with the successful completion of the offering of the New Notes, the Company expects to amend and restate the 2006 Credit Agreement of the Company and Media. The proposed amendments include revised financial covenant levels, an increase in interest rate margins, the introduction of an interest rate floor, a broadening of the circumstances that would give rise to prepayment of the loans and the introduction of more restrictive covenants, particularly relating to indebtedness, investments, restricted payments and capital expenditures. Although there can be no assurances, the Company anticipates that, based on current projections (including projected borrowings and repayments under the Revolving Facility), its operating results for fiscal year 2009 will be sufficient to satisfy the financial covenants under the 2006 Credit Agreement after giving effect to the proposed amendments. If the proposed amendments do not become effective, based on the Company’s calculations, the Company does not expect to be in compliance with the senior secured leverage ratio financial covenant as of December 31, 2008 and in certain future periods. The Company’s ability to satisfy such financial covenants is dependent on its business performing in accordance with its projections. If the performance of the Company’s business deviates from its projections, the Company may not be able to satisfy such financial covenants, including the senior secured leverage ratio. The Company’s projections are subject to a number of factors, many of which are events beyond its control, which could cause the Company’s actual results to differ materially from its projections. If the Company does not comply with these or other covenants and restrictions contained in the 2006 Credit Agreement, the Company could default under the 2006 Credit Agreement. The outstanding debt under the 2006 Credit Agreement could then be declared immediately due and payable. Moreover, the instruments governing almost all of the Company’s other debt contain cross-acceleration provisions so that an acceleration under any of the Company’s debt may result in a default under the Company’s other debt. If a cross-acceleration occurs, the maturity of the Company’s other debt could be accelerated and become immediately due and payable. If that happens, the Company may not be able to satisfy its debt obligations, which would have a substantial adverse effect on the Company’s ability to continue as a going concern.

On January 7, 2009, the Company and Media entered into a forbearance agreement with lenders representing a majority of outstanding amounts and commitments under the 2006 Credit Agreement and the administrative agent under the 2006 Credit Agreement, pursuant to which such lenders and the administrative agent agreed to, subject to certain termination events, forbear until the earliest of (i) February 4, 2009, (ii) the date on which any of the Existing Notes become or are declared to be due and payable and (iii) the commencement of an insolvency proceeding with respect to the Company, Media or any of their subsidiaries from exercising any rights and remedies under the 2006 Credit Agreement as a result of the Company’s failure (a) to pay the interest payment due on the 2009 Notes on November 1, 2008, (b) to comply with the reporting requirements in the 2006 Credit Agreement, (c) to comply with the corresponding requirements in the indentures governing the Notes and (d) to comply with the requirements of the indentures governing the Notes in connection with its failure to meet a specified leverage ratio.

See Note 13, “Subsequent Events”.

(7) Senior Subordinated Indebtedness

The 2009 Notes mature on May 1, 2009. The Company has classified the entire balance of the 2009 Notes of $413.7 million as a current liability on its September 30, 2008 balance sheet as the 2009 Notes mature within twelve months of September 30, 2008.

In connection with the consent agreements the Company entered into in March 2006 with holders of a majority of the outstanding principal amount of each series of the Notes, the Company entered into supplemental indentures, the purpose of which was to amend the indentures relating to the Notes to, among other things, require the Company to meet a specified leverage ratio as of September 30, 2008. The Company failed to meet the specified leverage ratio of 7.25:1 required under the indentures as of September 30, 2008. As a result, on or prior to December 15, 2009, the Company was required to issue either $50.0 million of new equity or a sufficient amount of equity such that after giving pro forma effect to the reduction of indebtedness, the Company would have met the required specified leverage ratio. Alternatively, the Company could have issued an additional $36.3 million of Notes or made a cash payment of $20.7 million to existing holders of Notes. The Company intends to satisfy its obligations to meet the specified leverage ratio as of September 30, 2008 by issuing equity in connection with the offering of Offered Securities, which will result in the Company satisfying such ratio on a pro forma basis.

The Company has not currently entered into a financing agreement that permits the Company to refinance the 2009 Notes on a long-term basis. However, the Company is conducting, with respect to holders that are either “qualified institutional buyers” (as defined in Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”)) or persons outside the United States (in accordance with Regulation S of the Securities Act), (1) tender offers to purchase for cash any and all of its outstanding Notes and (2) related solicitations of consents from such holders of Notes to certain proposed amendments to the indentures governing the Notes (the “Proposed Amendments”). In addition, the Company is conducting a related solicitation of consents to the Proposed Amendments from all holders of Notes who do not, or are not eligible, to participate in the applicable tender offer.

Concurrently with the tender offers and consent solicitations, the Company is conducting an offering to the holders of Notes who participate in the tender offers of up to (a) $21,245,380 aggregate principal amount of the Company’s Senior PIK Notes, (b) $300,000,000 aggregate principal amount of the Company’s Senior Subordinated Notes and (c) 5,700,000 Shares, representing 95% of Media’s outstanding shares of common stock. In order to tender Notes in the tender offers, a tendering holder must agree to purchase Offered Securities for a purchase price equal to the consideration being received by such holder in the tender offers and consent solicitations. Among other matters, tendering holders must also deliver their consents to specified amendments to the indentures, which consents remove substantially all of the restrictive covenants and related defaults in the indentures governing the Notes. The Company cannot make any assurances that such tender offers and consent solicitations will be successful.

The Company failed to make the required semi-annual interest payment with respect to the 2009 Notes when due on November 1, 2008, and on December 1, 2008, such failure resulted in an event of default pursuant to the terms of the indenture governing the 2009 Notes. The Company also expects to fail to make the required semi-annual interest payment with respect to the 2011 Notes when due on January 15, 2009. In addition, the Company failed to file this quarterly report on Form 10-Q for the period ended September 30, 2008 when due on November 14, 2008. The Company has also failed to comply with the requirements of the indentures governing the Notes relating to its failure to meet a specified leverage ratio as of September 30, 2008, as described above. As a result, the Company entered into forbearance agreements with existing holders of approximately 81% of the outstanding aggregate principal amount of 2009 Notes and approximately 69% of the outstanding aggregate principal amount of 2011 Notes, pursuant to which such holders have agreed to forbear until the earliest of (i) 5:00 p.m., New York City time, on February 4, 2009, (ii) the date upon which any of the Notes become or are declared to be due and payable, (iii) the commencement (voluntary or involuntary) of an insolvency proceeding with respect to the Company or any of its subsidiaries, (iv) the date upon which the forbearance agreement by the lenders holding more than a majority of the borrowings under the Company’s credit facility expires, terminates or is breached and (v) if the Company has not launched the tender offers and related offering of the Offered Securities on the terms that may be agreed to by the parties hereto, in the sole discretion of such parties, prior to such date, January 10, 2009, from exercising any remedies under the indentures governing the Notes as a result of the Company’s (a) failure to comply with the reporting requirements of the indentures governing the Notes, (b) deferred interest payments with respect to the Notes or (c) failure to comply with the requirements of the indentures governing the Notes relating to the Company’s failure to meet a specified leverage ratio as of September 30, 2008. The Company intends to satisfy its obligations to meet the specified leverage ratio as of September 30, 2008 by issuing equity in connection with the offering of Offered Securities, which will result in the Company satisfying such ratio on a pro forma basis.

(8) Discontinued Operations

In order to improve the Company’s profitability and future net cash flows, the Company discontinued various publications during fiscal years 2007 and 2008 and has accounted for them in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Operating results of these publications have been classified as discontinued operations for all periods presented. These publications were previously included in the Corporate/Other segment.

The following table sets forth total operating revenues, pre-tax income (loss) from discontinued operations, income taxes and income (loss) from discontinued operations for the fiscal quarter and two fiscal quarters ended September 30, 2007 and 2008, respectively (in thousands):

	Fiscal Quarter Ended September 30,		Two Fiscal Quarters Ended September 30,
	2007	2008	2007	2008
Total operating revenues	$238	$—	$880	$—

Pre-tax (loss) income from discontinued operations	$(572)	$—	$(756)	$500
Income taxes	—	—	—	—

(Loss) income from discontinued operations	$(572)	$—	$(756)	$500	(a)

(a)	Represents a gain on the proceeds from the sale of one of the discontinued operations.

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

The Corporate/Other segment aggregation includes the following publications: Muscle & Fitness, Men’s Fitness, Muscle & Fitness Hers, Flex, Natural Health, Sun, and Mira!. In addition, the Corporate/Other segment also includes ancillary sales and corporate overhead. Ancillary sales primarily relate to licensing, syndication and new media. Corporate expenses not allocated to other segments include production and circulation department costs, and executive staff support departments such as information technology, accounting, legal, human resources and administration. While most of the publications aggregated in the Corporate/Other segment have certain similar economic characteristics and also similar products and services, production processes, type or class of customers, and method of distribution as some of the other publications which are aggregated into the other reporting segments (Celebrity Publications, Tabloid Publications and Women’s Health and Fitness Publications), their gross margins are dissimilar with such other publications. Accordingly, the Company has aggregated those publications into the Corporate/Other reporting segment.

The Company’s accounting policies are the same for all reportable segments.

Segment Data

The following table presents the results of, and assets employed in, the Company’s five reporting segments for the fiscal quarter and two fiscal quarters ended September 30, 2007 and 2008, respectively. The information includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany advertising and other services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation. The results of operations exclude the results of our discontinued operations for all periods presented. See Note 8, “Discontinued Operations,” for a discussion regarding discontinued operations.

		Segment (in thousands)					(in thousands)
		Celebrity Publications	Tabloid Publications	Women’s Health and Fitness Publications	Distribution Services	Corporate/ Other (1)	Elimination Entries		Consolidated Total
Operating revenues
Quarter ended September 30,	2007	$33,375	$36,908	$25,489	$8,145	$30,357	$(2,360	)(2)	$131,914
	2008	$30,440	$34,775	$24,524	$9,239	$32,039	$(2,218	)(2)	$128,799
Two Quarters ended September 30,	2007	$65,083	$71,591	$47,845	$15,884	$57,124	$(4,481	)(2)	$253,046
	2008	$62,444	$68,967	$43,870	$17,369	$59,292	$(4,321	)(2)	$247,621
Operating income (loss)
Quarter ended September 30,	2007	$9,970	$18,325	$10,067	$2,036	$(9,040)	$—		$31,358
	2008	$6,838	$16,010	$6,558	$2,668	$(3,106)	$—		$28,968
Two Quarters ended September 30,	2007	$18,359	$34,192	$19,083	$3,806	$(17,786)	$—		$57,654
	2008	$15,041	$31,575	$13,155	$4,662	$(9,913)	$—		$54,520
Depreciation and amortization
Quarter ended September 30,	2007	$490	$658	$—	$7	$2,056	$—		$3,211
	2008	$431	$656	$—	$31	$1,507	$—		$2,625
Two Quarters ended September 30,	2007	$984	$1,315	$—	$16	$4,185	$—		$6,500
	2008	$862	$1,311	$—	$62	$3,102	$—		$5,337
Amortization of deferred rack costs
Quarter ended September 30,	2007	$513	$1,163	$187	$—	$977	$—		$2,840
	2008	$797	$1,300	$105	$—	$735	$—		$2,937
Two Quarters ended September 30,	2007	$1,329	$2,585	$383	$—	$1,974	$—		$6,271
	2008	$1,597	$2,562	$184	$—	$1,550	$—		$5,893
Total Assets
At March 31, 2008		$179,319	$335,125	$103,889	$17,246	$305,580	$—		$941,159
At September 30, 2008		$175,917	$333,401	$103,204	$20,653	$258,967	$—		$892,142

(1)	Income tax expense of $3.9 million and $3.1 million, interest expense of $24.8 million and $22.2 million, other expense related to senior subordinated notes to be issued of $17.3 million and $0, and amortization of deferred debt costs of $2.8 million and $2.8 million for the fiscal quarters ended September 30, 2007 and September 30, 2008, respectively, are included in the Corporate/Other segment. Income tax expense of $3.4 million and $2.9 million, interest expense of $49.5 million and $45.7 million, other expense related to senior subordinated notes to be issued of $17.3 million and $0, and amortization of deferred debt costs of $5.4 million and $5.6 million for the two fiscal quarters ended September 30, 2007 and September 30, 2008, respectively, are included in the Corporate/Other segment.
(2)	Amount represents revenues from transactions with other operating segments of the Company.

(11)	Recent Accounting Pronouncements

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations” (revised 2007), and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for the Company as of April 1, 2009, and will be applied prospectively to intangible assets acquired after the effective date.

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,358	$19,558	$443	$—	$21,359
Trade receivables, net	—	56,357	2,172	—	58,529
Inventories	—	26,251	544	—	26,795
Prepaid expenses and other current assets	1,309	13,573	492	(114)	15,260

Total current assets	2,667	115,739	3,651	(114)	121,943

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	1,676	—	—	1,676
Furniture, fixtures and equipment	—	42,002	459	—	42,461
Less – accumulated depreciation	—	(38,990)	(400)	—	(39,390)

Total property and equipment, net	—	4,688	59	—	4,747

OTHER ASSETS:
Deferred debt costs, net	10,240	—	—	—	10,240
Deferred rack costs, net	—	8,850	—	—	8,850
Other long-term assets	—	2,694	8	—	2,702
Investment in subsidiaries	565,137	372	—	(565,509)	—

Total other assets	575,377	11,916	8	(565,509)	21,792

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	355,153	4,510	—	359,663
Other identified intangibles, net	6,000	377,997	—	—	383,997

Total goodwill and other identified intangible assets	6,000	733,150	4,510	—	743,660

TOTAL ASSETS	$584,044	$865,493	$8,228	$(565,623)	$892,142

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Term loan and revolving credit facility	$459,621	$—	$—	$—	$459,621
Senior subordinated notes, net	413,718	—	—	—	413,718
Accounts payable	—	29,837	1,086	—	30,923
Accrued expenses and other liabilities	8,617	56,797	138	3,317	68,869
Accrued interest	23,544	1	—	—	23,545
Deferred revenues	—	46,272	486	—	46,758

Total current liabilities	905,500	132,907	1,710	3,317	1,043,434

NON-CURRENT LIABILITIES:
Senior subordinated notes, net	154,728	—	—	—	154,728
Deferred income taxes	—	95,893	(201)	(3,431)	92,261
Due to (from) affiliates	(77,903)	71,556	6,347	—	—

Total liabilities	982,325	300,356	7,856	(114)	1,290,423

STOCKHOLDER’S EQUITY (DEFICIT):
Total stockholder’s equity (deficit)	(398,281)	565,137	372	(565,509)	(398,281)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$584,044	$865,493	$8,228	$(565,623)	$892,142

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$156	$60,534	$3,476	$—	$64,166
Trade receivables, net	—	54,392	2,682	—	57,074
Inventories	—	28,058	571	—	28,629
Prepaid expenses and other current assets	38	13,694	610	(113)	14,229

Total current assets	194	156,678	7,339	(113)	164,098

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	1,648	—	—	1,648
Furniture, fixtures and equipment	—	42,600	505	—	43,105
Less – accumulated depreciation	—	(39,234)	(422)	—	(39,656)

Total property and equipment, net	—	5,014	83	—	5,097

OTHER ASSETS:
Deferred debt costs, net	14,050	—	—	—	14,050
Deferred rack costs, net	—	7,749	—	—	7,749
Other long-term assets	—	2,741	9	—	2,750
Investment in subsidiaries	530,899	3,984	—	(534,883)	—

Total other assets	544,949	14,474	9	(534,883)	24,549

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	355,153	4,510	—	359,663
Other identified intangibles, net	6,000	381,752	—	—	387,752

Total goodwill and other identified intangible assets	6,000	736,905	4,510	—	747,415

TOTAL ASSETS	$551,143	$913,071	$11,941	$(534,996)	$941,159

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Term loan	$12,629	$—	$—	$—	$12,629
Accounts payable	87	41,342	1,082	—	42,511
Accrued expenses and other liabilities	4,838	55,939	(18)	4,451	65,210
Accrued interest	24,246	1	—	—	24,247
Deferred revenues	134	40,952	580	—	41,666

Total current liabilities	41,934	138,234	1,644	4,451	186,263

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	497,371	—	—	—	497,371
Senior subordinated notes, net	567,681	—	—	—	567,681
Deferred income taxes	—	93,567	(77)	(4,564)	88,926
Due to (from) affiliates	(156,761)	150,371	6,390	—	—

Total liabilities	950,225	382,172	7,957	(113)	1,340,241

STOCKHOLDER’S EQUITY (DEFICIT):
Total stockholder’s equity (deficit)	(399,082)	530,899	3,984	(534,883)	(399,082)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$551,143	$913,071	$11,941	$(534,996)	$941,159

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$67,273	$1,384	$—	$68,657
Advertising	—	47,288	1,673	—	48,961
Other	2,933	7,926	322	—	11,181

Total operating revenues	2,933	122,487	3,379	—	128,799

OPERATING EXPENSES:
Editorial	—	12,917	112	—	13,029
Production	1,794	35,913	932	—	38,639
Distribution, circulation and other cost of sales	—	22,611	560	—	23,171
Selling, general and administrative	264	21,018	1,085	—	22,367
Depreciation and amortization	—	2,614	11	—	2,625

Total operating expenses	2,058	95,073	2,700	—	99,831

OPERATING INCOME	875	27,414	679	—	28,968

OTHER INCOME (EXPENSE):
Interest expense	(22,180)	—	—	—	(22,180)
Amortization of deferred debt costs	(2,806)	—	—	—	(2,806)
Other (expense) income, net	(437)	174	41	—	(222)

Total other (expense) income	(25,423)	174	41	—	(25,208)

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES AND EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(24,548)	27,588	720	—	3,760

(BENEFIT) PROVISION FOR INCOME TAXES	(9,343)	12,269	211	—	3,137

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	15,828	509	—	(16,337)	—

NET INCOME	$623	$15,828	$509	$(16,337)	$623

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE TWO FISCAL QUARTERS ENDED SEPTEMBER 30, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$133,475	$2,891	$—	$136,366
Advertising	—	87,602	3,604	—	91,206
Other	2,933	16,442	674	—	20,049

Total operating revenues	2,933	237,519	7,169	—	247,621

OPERATING EXPENSES:
Editorial	—	25,294	432	—	25,726
Production	1,794	68,163	1,953	—	71,910
Distribution, circulation and other cost of sales	—	42,957	1,184	—	44,141
Selling, general and administrative	264	43,785	1,938	—	45,987
Depreciation and amortization	—	5,314	23	—	5,337

Total operating expenses	2,058	185,513	5,530	—	193,101

OPERATING INCOME	875	52,006	1,639	—	54,520

OTHER INCOME (EXPENSE):
Interest expense	(45,482)	(191)	—	—	(45,673)
Amortization of deferred debt costs	(5,552)	—	—	—	(5,552)
Other (expense) income, net	(437)	441	80	—	84

Total other (expense) income	(51,471)	250	80	—	(51,141)

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES AND INCOME FROM DISCONTINUED OPERATIONS	(50,596)	52,256	1,719	—	3,379

(BENEFIT) PROVISION FOR INCOME TAXES	(17,317)	19,668	517	—	2,868

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	34,290	1,202	—	(35,492)	—

INCOME FROM CONTINUING OPERATIONS	1,011	33,790	1,202	(35,492)	511

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	500	—	—	500

NET INCOME	$1,011	$34,290	$1,202	$(35,492)	$1,011

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$69,308	$1,434	$—	$70,742
Advertising	—	48,779	1,604	—	50,383
Other	2,862	7,631	296	—	10,789

Total operating revenues	2,862	125,718	3,334	—	131,914

OPERATING EXPENSES:
Editorial	—	12,687	272	—	12,959
Production	1,840	33,648	939	—	36,427
Distribution, circulation and other cost of sales	—	21,584	616	—	22,200
Selling, general and administrative	144	24,646	969	—	25,759
Depreciation and amortization	—	3,190	21	—	3,211

Total operating expenses	1,984	95,755	2,817	—	100,556

OPERATING INCOME	878	29,963	517	—	31,358

OTHER INCOME (EXPENSE):
Interest expense	(24,739)	(79)	—	—	(24,818)
Senior subordinated notes to be issued	(17,291)	—	—	—	(17,291)
Amortization of deferred debt costs	(2,759)	—	—	—	(2,759)
Other (expense) income, net	(447)	611	39	—	203

Total other (expense) income	(45,236)	532	39	—	(44,665)

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES AND LOSS FROM DISCONTINUED OPERATIONS	(44,358)	30,495	556	—	(13,307)

(BENEFIT) PROVISION FOR INCOME TAXES	(9,501)	13,209	168	—	3,876

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	17,102	388	—	(17,490)	—

(LOSS) INCOME FROM CONTINUING OPERATIONS	(17,755)	17,674	388	(17,490)	(17,183)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(572)	—	—	(572)

NET (LOSS) INCOME	$(17,755)	$17,102	$388	$(17,490)	$(17,755)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE TWO FISCAL QUARTERS ENDED SEPTEMBER 30, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$134,121	$2,978	$—	$137,099
Advertising	—	93,401	3,485	—	96,886
Other	2,862	15,595	604	—	19,061

Total operating revenues	2,862	243,117	7,067	—	253,046

OPERATING EXPENSES:
Editorial	—	24,960	638	—	25,598
Production	1,840	67,995	1,938	—	71,773
Distribution, circulation and other cost of sales	—	41,654	1,184	—	42,838
Selling, general and administrative	144	46,543	1,996	—	48,683
Depreciation and amortization	—	6,461	39	—	6,500

Total operating expenses	1,984	187,613	5,795	—	195,392

OPERATING INCOME	878	55,504	1,272	—	57,654

OTHER INCOME (EXPENSE):
Interest expense	(49,326)	(183)	—	—	(49,509)
Senior subordinated notes to be issued	(17,291)	—	—	—	(17,291)
Amortization of deferred debt costs	(5,445)	—	—	—	(5,445)
Other (expense) income, net	(447)	1,231	53	—	837

Total other (expense) income	(72,509)	1,048	53	—	(71,408)

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES AND LOSS FROM DISCONTINUED OPERATIONS	(71,631)	56,552	1,325	—	(13,754)

(BENEFIT) PROVISION FOR INCOME TAXES	(16,342)	19,310	400	—	3,368

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	37,411	925	—	(38,336)	—

(LOSS) INCOME FROM CONTINUING OPERATIONS	(17,878)	38,167	925	(38,336)	(17,122)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(756)	—	—	(756)

NET (LOSS) INCOME	$(17,878)	$37,411	$925	$(38,336)	$(17,878)

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE TWO FISCAL QUARTERS ENDED SEPTEMBER 30, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(44,025)	$56,057	$995	$(3,500)	$9,527

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(1,237)	(5)	—	(1,242)
Proceeds from sale of assets	—	18	—	—	18
Proceeds from sale of discontinued operations	—	500	—	—	500
Investment in Mr. Olympia, LLC	(300)	—	—	—	(300)

Net cash used in investing activities	(300)	(719)	(5)	—	(1,024)

Cash Flows from Financing Activities:
Due to (from) affiliates	96,314	(96,314)	—	—	—
Proceeds from revolving credit facility	34,000	—	—	—	34,000
Term loan and revolving credit facility principal repayments	(84,379)	—	—	—	(84,379)
Payment of deferred debt costs	(408)	—	—		(408)
Dividend paid to parent	—	—	(3,500)	3,500	—

Net cash provided by (used in) financing activities	45,527	(96,314)	(3,500)	3,500	(50,787)

Effect of exchange rate changes on cash	—	—	(523)	—	(523)

Net Increase (Decrease) in Cash and Cash Equivalents	1,202	(40,976)	(3,033)	—	(42,807)
Cash and Cash Equivalents, Beginning of Period	156	60,534	3,476	—	64,166

Cash and Cash Equivalents, End of Period	$1,358	$19,558	$443	$—	$21,359

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE TWO FISCAL QUARTERS ENDED SEPTEMBER 30, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(52,988)	$47,399	$1,241	$—	$(4,348)

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(686)	(119)	—	(805)
Proceeds from sale of assets	—	389	—	—	389
Investment in Mr. Olympia, LLC	(300)	—	—	—	(300)

Net cash used in investing activities	(300)	(297)	(119)	—	(716)

Cash Flows from Financing Activities:
Due to (from) affiliates	54,944	(54,944)	—	—	—
Payment of deferred debt costs	(942)	—	—	—	(942)

Net cash provided by (used in) financing activities	54,002	(54,944)	—	—	(942)

Effect of exchange rate changes on cash	—	—	106	—	106

Net Increase (Decrease) in Cash and Cash Equivalents	714	(7,842)	1,228	—	(5,900)
Cash and Cash Equivalents, Beginning of Period	—	58,522	1,892	—	60,414

Cash and Cash Equivalents, End of Period	$714	$50,680	$3,120	$—	$54,514

(13) Subsequent Events

The effectiveness of the amendment to the 2006 Credit Agreement is conditioned upon the consummation of the tender offers and offerings (the “Offerings”) currently being conducted by the Company and Media to holders of the Company’s existing notes as well as the satisfaction of other customary conditions. The amended 2006 Credit Agreement will permit the issuance of the notes currently being offered by the Company in the Offerings and will result in certain other changes to the 2006 Credit Agreement, including without limitation, the following: (i) the maximum senior secured leverage ratio and the minimum interest expense coverage ratio levels will be changed; (ii) the variable component of applicable interest rates will be subject to a floor equal to, in the case of Eurodollar loans, 3.5% and, in the case of alternate base rate loans, 4.5%; (iii) interest rate margins will increase to 5.5% in the case of alternate base rate loans and 6.5% in the case of Eurodollar loans; (iv) the term loans will be subject to hard call protection for three years following the amendment and restatement of the 2006 Credit Agreement (excluding mandatory prepayments from excess cash flow); (v) subject to limited exceptions, the Company will not be permitted to repay, prepay, redeem or acquire any notes; (vi) 75% of any equity proceeds raised by Media, the Company or their subsidiaries (other than from certain holders of the notes) must be applied to the mandatory prepayment of term loans; (vii) substantial limitations on reinvestment rights from the proceeds of asset dispositions or casualty events will be added which may result in more extensive prepayment requirements in respect thereof; (viii) the portion of excess cash flow that must be applied to the mandatory prepayment of term loans will increase from 50% to 75%; and (ix) the baskets for permitted indebtedness, investments, restricted payments and capital expenditures will be reduced.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is a discussion of our financial condition and results of operations for the fiscal quarter and two fiscal quarters ended September 30, 2008. This discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the Notes thereto. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes the results of our discontinued operations for the fiscal quarter and two fiscal quarters ended September 30, 2008 and 2007, respectively. See Note 8, “Discontinued Operations,” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I herein for a discussion regarding discontinued operations.

Executive Summary

American Media Operations, Inc.’s (the “Company”) results for fiscal year 2009 are being adversely affected by the overall market weakness due to the current economic slowdown. These difficult conditions have impacted the businesses and results of operations of the Company and we do not expect these conditions to improve in the near term.

We are a leading publisher in the field of celebrity journalism and health and fitness magazines. Our publications include Star, Shape, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Muscle & Fitness Hers, Flex, National Enquirer, Globe, Country Weekly, Mira!, Sun, National Examiner and other publications. Our magazines comprise approximately 22% of total U.S. and Canadian newsstand circulation for audited (by the Audited Bureau of Circulations or “ABC”) weekly publications. For the two fiscal quarters ended September 30, 2008, total average newsstand and subscription circulation per issue for all of our publications that are currently published and have a frequency of six or more times per year was approximately 7.3 million copies.

For the two fiscal quarters ended September 30, 2008 and 2007, approximately 55% and 54%, respectively, of our total operating revenues were from circulation. Single copy sales accounted for approximately 82% and 83% of such circulation revenues in the two fiscal quarters ended September 30, 2008 and 2007, respectively, and the remainder was from subscription sales.

Our advertising revenue is primarily generated by national advertisers, including sports nutrition products, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, fashion and direct response. For the two fiscal quarters ended September 30, 2008 and 2007, approximately 37% and 38%, respectively, of our total operating revenues were from advertising.

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

We implemented initiatives relating to cost savings and revenue enhancements opportunities (the “Management Action Plan”) during the fiscal quarter ended June 30, 2008 that we currently expect will result in approximately $25.9 million of cost savings and approximately $7.7 million of revenue enhancements during fiscal year 2009 as compared to our fiscal year 2009 budget. Costs savings primarily include cost reductions related to employee-related expenses and selling, general and administrative expenses, as well as production and subscription expenses. Revenue enhancements include certain cover price increases and the publishing of an additional issue of seven of our publications, as well as the publication of four special interest publications during fiscal year 2009. We may not ultimately be able to realize some or any of the benefits of these initiatives.

During the fiscal quarter ended September 30, 2008, we believed that the fair value of goodwill and other intangible assets for certain of our reporting units may have declined below its carrying value based on management’s expectations of long-term cash flows resulting from declining profitability as a result of the overall market weakness due to the current economic slowdown. We concluded that we were required to perform an interim impairment test in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Based on the results of the interim impairment test, we concluded that our goodwill and other intangible assets were not impaired as of September 30, 2008; however, there can be no assurances that they will not be impaired in future periods. If adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may become impaired.

The bank credit agreement entered into by us on January 30, 2006 (as amended, the “2006 Credit Agreement”) includes a $60.0 million revolving credit facility (the “Revolving Facility”) and a $450.0 million term loan commitment (the “Term Facility”). As of September 30, 2008, there was $20.0 million outstanding on the Revolving Facility and $439.6 million outstanding on the Term

Facility. We subsequently borrowed an additional $40.0 million on the Revolving Facility on October 1, 2008. The Revolving Facility matures in January 2012 and the Term Facility matures in January 2013. The Revolving Facility and the Term Facility both will mature on February 1, 2009 if we have more than $25.0 million of the 10.25% Series B Senior Subordinated Notes due May 1, 2009 (the “2009 Notes”) outstanding on February 1, 2009. In addition, the Revolving Facility and the Term Facility both will mature on October 15, 2010 if we have more than $10.0 million of the 8.875% Senior Subordinated Notes due January 15, 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Notes”) outstanding on October 15, 2010. We have classified the entire balance of the 2006 Credit Agreement as a current liability on our September 30, 2008 balance sheet as the 2006 Credit Agreement may mature within twelve months of September 30, 2008. We have also classified the entire balance of the 2009 Notes of $413.7 million as a current liability on our September 30, 2008 balance sheet as the 2009 Notes mature within twelve months of September 30, 2008.

In order to refinance the Notes, on August 26, 2008, we commenced tender offers to purchase and consent solicitations with respect to all of the Notes. On January 9, 2009, we amended our tender offers and consent solicitations. To finance the purchase of the Notes in the tender offers and the payment for consents in the consent solicitations, simultaneous with the tender offers and consent solicitations, we are offering (a) $21,245,380 aggregate principal amount of our 9% senior PIK notes due 2013 (the “Senior PIK Notes”) and (b) $300,000,000 aggregate principal amount of our 14% senior subordinated notes due 2013 (the “Senior Subordinated Notes” and, together with the Senior PIK Notes, the “New Notes”). We are a wholly owned subsidiary of American Media, Inc. (“Media”). Together with the New Notes, Media is also offering 5,700,000 shares of Media’s common stock (the “Shares” and, together with the New Notes, the “Offered Securities”), representing 95% of Media’s outstanding shares of common stock. In order to tender Notes in the tender offers, a tendering holder must agree to purchase Offered Securities for a purchase price equal to the consideration such holder receives in the tender offers and consent solicitations. Among other matters, tendering holders must also deliver their consents to specified amendments to the indentures, which consents remove substantially all of the restrictive covenants and related defaults in the indentures governing the Notes. In connection with the tender offers, certain provisions of the 2006 Credit Agreement will be waived including the change of control event of default that would result from successful tender offers. For a more complete description of the tender offers and consent solicitations, see Note 7, “Senior Subordinated Indebtedness.” We cannot make any assurances that such tender offers and consent solicitations will be successful.

Given the continued weakness of the credit markets, there can be no assurance that we can refinance our existing Notes or obtain the additional capital necessary to satisfy our short-term cash needs on satisfactory terms. In the event we are unable to extend or refinance the Notes and amend or waive the 2006 Credit Agreement with respect to the change of control event of default that would result from successful tender offers, the 2006 Credit Agreement will likely mature early and we will not have sufficient funds to repay such indebtedness. In such event, we may have to liquidate assets on unfavorable terms, or be unable to continue as a going concern, and incur additional costs associated with bankruptcy.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

We expect to incur approximately $35.0 million of fees relating to the refinancing of the Notes and the amendment of the 2006 Credit Agreement.

We failed to make the required semi-annual interest payment with respect to the 2009 Notes when due on November 1, 2008, and on December 1, 2008, such failure resulted in an event of default pursuant to the terms of the indenture governing the 2009 Notes. We also expect to fail to make the required semi-annual interest payment with respect to the 2011 Notes when due on January 15, 2009. In addition, we failed to file this quarterly report on Form 10-Q for the period ended September 30, 2008 when due on November 14, 2008. We have also failed to comply with the requirements of the indentures governing the Notes relating to our failure to meet a specified leverage ratio as of September 30, 2008. As a result, we entered into forbearance agreements with existing holders of approximately 81% of the outstanding aggregate principal amount of 2009 Notes and approximately 69% of the outstanding aggregate principal amount of 2011 Notes, pursuant to which such holders have agreed to forbear until the earliest of (i) 5:00 p.m., New York City time, on February 4, 2009, (ii) the date upon which any of the Notes become or are declared to be due and payable, (iii) the commencement (voluntary or involuntary) of an insolvency proceeding with respect to the Company or any of its subsidiaries, (iv) the date upon which the forbearance agreement by the lenders holding more than a majority of the borrowings under the Company’s credit facility expires, terminates or is breached and (v) if the Company has not launched the tender offers and related offering of the Offered Securities on the terms that may be agreed to by the parties hereto, in the sole discretion of such parties, prior to such date, January 10, 2009, from exercising any remedies under the indentures governing the Notes as a result of the Company’s (a) failure to comply with the reporting requirements of the indentures governing the Notes, (b) deferred interest payments with respect to the Notes or (c) failure to comply with the requirements of the indentures governing the Notes relating to the Company’s failure to meet a specified leverage ratio as of September 30, 2008. We intend to satisfy our obligations to meet the specified leverage ratio as of September 30, 2008 by issuing equity in connection with the offering of Offered Securities, which will result in our satisfying such ratio on a pro forma basis. In connection with the forbearance agreements related to the Notes, we also entered into a forbearance agreement with lenders representing a majority of outstanding amounts and commitments under the 2006 Credit Agreement and the administrative agent under the 2006 Credit Agreement, pursuant to which such lenders and the administrative agent agreed, subject to certain termination events, to forbear until the earliest of (i) February 4, 2009, (ii) the date on which any of the Existing Notes become or are declared to be due and payable and (iii) the commencement of an insolvency proceeding with respect to the Company, Media or any of their subsidiaries from exercising any rights and remedies under the 2006 Credit Agreement as a result of our failure (a) to pay the interest payment due on the 2009 Notes on November 1, 2008, (b) to comply with the reporting requirements of the 2006 Credit Agreement, (c) to comply with the corresponding requirements in the indentures governing the Notes and (d) to comply with the requirements of the indentures governing the Notes in connection with the failure to meet a specified leverage ratio.

RESULTS OF OPERATIONS

The following table presents our results of operations by segment for the periods indicated (in thousands).

	For the Fiscal Quarter Ended September 30,		For the Two Fiscal Quarters Ended September 30,
	2007	2008	2007	2008
Operating Revenue
Celebrity Publications	$33,375	$30,440	$65,083	$62,444
Tabloid Publications	36,908	34,775	71,591	68,967
Women’s Health and Fitness Publications	25,489	24,524	47,845	43,870
Distribution Services	8,145	9,239	15,884	17,369
Corporate/Other	30,357	32,039	57,124	59,292
Intersegment Eliminations	(2,360)	(2,218)	(4,481)	(4,321)

Total Operating Revenue	$131,914	$128,799	$253,046	$247,621

Operating Income (Loss)
Celebrity Publications	$9,970	$6,838	$18,359	$15,041
Tabloid Publications	18,325	16,010	34,192	31,575
Women’s Health and Fitness Publications	10,067	6,558	19,083	13,155
Distribution Services	2,036	2,668	3,806	4,662
Corporate/Other	(9,040)	(3,106)	(17,786)	(9,913)

Total Operating Income	$31,358	$28,968	$57,654	$54,520

Comparison of Fiscal Quarter Ended September 30, 2008 vs. Fiscal Quarter Ended September 30, 2007

Operating Revenue

Total operating revenue was $128.8 million and $131.9 million for the fiscal quarters ended September 30, 2008 and 2007, respectively, representing a decrease in revenue of $3.1 million, or 2.4%. This decrease was primarily due to overall market weakness in advertising spending due to the current economic slowdown, which triggered decreases in advertising revenue in our Celebrity Publications, Women’s Health and Fitness Publications and Tabloid Publications segments as well as a decrease in circulation revenues in our Tabloid Publications and Corporate/Other segments. These decreases were partially offset by increases in advertising revenues in our Corporate/Other segment primarily as a result of the impact to operating revenue of having one additional issue of Muscle & Fitness in the fiscal quarter ended September 30, 2008 when compared to the prior year, and an increase in service revenues in our Distributions Services segment.

Single copy revenue consists of copies distributed to newsstands primarily by four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Tabloid Publications, Women’s Health and Fitness Publications and Corporate/Other segments. In the fiscal quarter ended September 30, 2008, three wholesalers each accounted for greater than 10% of our total operating revenue and, in the aggregate, accounted for approximately 36% of our total operating revenue. In the fiscal quarter ended September 30, 2007, one wholesaler accounted for greater than 10% of our total operating revenue and, in the aggregate, accounted for approximately 11% of our total operating revenue. Our operating results could be materially affected if one or more of these four wholesalers stopped distributing our publications. We have service agreements with these wholesalers, which provide incentives to maintain certain levels of service. Two of these wholesaler service agreements require at least 90 and 120 days’ prior notice of termination, respectively, with terms expiring on December 31, 2009. One of these wholesaler service agreements requires at least 90 days’ prior notice of termination, with a term expiring on June 30, 2009. One of these wholesaler service agreements requires at least 90 days’ prior notice of termination, with a term expiring on December 31, 2008. Notice of termination has been given and we are in the process of negotiating a further renewal of this service agreement. The levels of service under this wholesaler service agreement are expected to continue uninterrupted until a new agreement is in place.

Operating Expense

Total operating expense was $99.8 million and $100.6 million for the fiscal quarters ended September 30, 2008 and 2007, respectively, representing a decrease of $0.8 million, or 0.7%. This decrease in operating expense is primarily due to lower selling, general and administrative expenses due to decreases in advertising expenses as a result of the aforementioned market weakness in advertising spending as well as lower personnel-related costs primarily as a result of our Management Action Plan, lower professional fees, and a reduction in depreciation and amortization expense primarily due to certain assets becoming fully depreciated. These decreases in operating expense were partially offset by increases in editorial, production and distribution, circulation and other costs of sales expenses due to higher paper costs and one additional issue of Shape and Muscle & Fitness during the quarter ended September 30, 2008 when compared to the prior year.

Interest Expense

Interest expense was $22.2 million and $24.8 million for the fiscal quarters ended September 30, 2008 and 2007, respectively, representing a decrease of $2.6 million, or 10.6%. This decrease in interest expense is primarily attributable to a lower effective weighted-average interest rate on Term Facility and Revolving Facility under our 2006 Credit Agreement during the fiscal quarter ended September 30, 2008 of 6.0% as compared to 8.7% for the prior year comparable period. The decrease in the effective weighted-average interest rate is tied to the decrease in the London interbank offering rate (“LIBOR”).

Other Income (Expense), net

Other income (expense) was ($0.2) million and $0.2 million for the fiscal quarters ended September 30, 2008 and 2007, respectively, representing a decrease of $0.4 million. This decrease in other income (expense), net was due to a decrease in interest income as a result of lower interest rates.

Income Taxes

We recorded a $3.1 million income tax expense for the fiscal quarter ended September 30, 2008, which was primarily due to domestic tax expense of $2.9 million and foreign tax expense of $0.2 million. We recorded a $3.9 million income tax expense for the fiscal quarter ended September 30, 2007, which was primarily due to domestic tax expense of $3.7 million and foreign tax expense of $0.2 million.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $30.4 million for the fiscal quarter ended September 30, 2008, representing a decrease of $2.9 million, or 8.8%, from the prior year comparable period. This decrease in revenue was primarily attributable to decreases in Star and Country Weekly advertising revenue due to the aforementioned market weakness in advertising spending and the additional impact to operating revenue of having one less issue of Country Weekly during the fiscal quarter ended September 30, 2008 when compared to the prior year.

Operating Income

Operating income in the Celebrity Publications segment decreased in the fiscal quarter ended September 30, 2008 from the prior year comparable period by $3.1 million, or 31.4%, to $6.8 million. This decrease in operating income is primarily attributable to the above-mentioned operating revenue decrease.

Tabloid Publications Segment

Operating Revenue

Total operating revenue in the Tabloid Publications segment was $34.8 million for the fiscal quarter ended September 30, 2008, representing a decrease of $2.1 million, or 5.8%, from the prior year comparable period. This decrease in revenue was primarily attributable to the following:

•

a $1.0 million and $0.8 million decrease in Globe and National Enquirer newsstand revenues, respectively, due to decreases in single copies sold which were partially offset by cover price increases for each publication from $3.29 to $3.49 at the end of fiscal year 2008; and

•	a $0.6 million decrease in National Enquirer advertising revenue due to a planned rate base reduction in January 2008 and the aforementioned market weakness in advertising spending.

Operating Income

Operating income in the Tabloid Publications segment decreased in the fiscal quarter ended September 30, 2008 from the prior year comparable period by $2.3 million, or 12.6%, to $16.0 million. This decrease in operating income is primarily attributable to the above-mentioned operating revenue decrease.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $24.5 million for the fiscal quarter ended September 30, 2008, representing a decrease of $1.0 million, or 3.8%, from the prior year comparable period. This decrease in revenue was primarily attributable to a decrease in Shape advertising revenue due to reduced advertising pages and lower advertising revenue per page as a result of the aforementioned market weakness in advertising spending as well as a decrease in Shape newsstand revenue due to a reduced number of single copies sold. These decreases were partially offset by the impact to operating revenue of having one additional issue of Shape during the fiscal quarter ended September 30, 2008 when compared to the prior year.

Operating Income

Operating income in the Women’s Health and Fitness Publications segment decreased in the fiscal quarter ended September 30, 2008, from the prior year comparable period by $3.5 million, or 34.9%, to $6.6 million. This decrease in operating income was primarily attributable to the above-mentioned revenue decrease and a $3.1 million increase in editorial, production and distribution, circulation and other costs of sales expenses mainly driven by the additional issue of Shape during the fiscal quarter ended September 30, 2008 when compared to the prior year. These decreases in operating income were partially offset by a $0.6 million decrease in Shape advertising expense.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment, which is comprised of Distribution Services, Inc. (“DSI”), was $7.0 million, net of eliminations, for the fiscal quarter ended September 30, 2008, representing an increase of $1.2 million, or 21.4%, from the prior year comparable period. This increase in revenue was primarily attributable to an increase in services related to the installation of magazine fixtures and in-store data collection for DSI’s outside clients.

Operating Income

Operating income in the Distribution Services segment increased in the fiscal quarter ended September 30, 2008, from the prior year comparable period by $0.6 million, or 31.0%, to $2.7 million. This increase in operating income is primarily attributable to the above-mentioned revenue increase, partially offset by an increase to the direct costs of providing these services.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $32.0 million for the fiscal quarter ended September 30, 2008, representing an increase of $1.7 million, or 5.5%, from the prior year comparable period. This increase in revenue is primarily attributable to a combined $3.2 million increase in Flex and Muscle & Fitness advertising revenue due to an increase in advertising pages per issue and higher advertising revenue per page as well as the additional impact to operating revenue of having one additional issue of Muscle & Fitness during the fiscal quarter ended September 30, 2008 when compared to the prior year. These publications have not been as impacted by the current economic downturn due to the sport nutritional and supplement segment not being as sensitive to economic cycles. These increases were partially offset by reduced newsstand revenue related to our MiniMag publications due to lower newsstand sales and decreases in Men’s Fitness and Natural Health advertising revenues due to the aforementioned market weakness in general advertising spending.

Operating Loss

Operating loss decreased in the fiscal quarter ended September 30, 2008, from the prior year comparable period by $5.9 million, or 65.6%, to $3.1 million. This decrease in operating loss is primarily due to the above-mentioned revenue increase, a $3.8 million reduction in selling, general and administrative expenses primarily due to lower professional fees, legal, advertising and personnel-related costs primarily as a result of our Management Action Plan, and lower depreciation and amortization expense primarily due to certain assets becoming fully depreciated.

Comparison of Two Fiscal Quarters Ended September 30, 2008 vs. Two Fiscal Quarters Ended September 30, 2007

Operating Revenue

Total operating revenue was $247.6 million and $253.0 million for the two fiscal quarters ended September 30, 2008 and 2007, respectively, representing a decrease in revenue of $5.4 million, or 2.1%. This decrease was primarily due to overall market weakness in advertising spending due to the current economic slowdown, which triggered decreases in advertising revenue in our Celebrity Publications, Tabloid Publications and Women’s Health and Fitness Publications segments, partially offset by an increase in advertising revenue in our Corporate/Other segment primarily as a result of the impact to operating revenue of having one additional issue of Muscle & Fitness in the two fiscal quarters ended September 30, 2008 when compared to the prior year.

Single copy revenue consists of copies distributed to newsstands primarily by four wholesalers, which we estimate represent 85% of the newsstand distribution market, as well as several smaller wholesalers who represent the remaining 15%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Tabloid Publications, Women’s Health and Fitness Publications and Corporate/Other segments. In the two fiscal quarters ended September 30, 2008, three wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for approximately 37% of our total operating revenue. In the two fiscal quarters ended September 30, 2007, one wholesaler accounted for greater than 10% of our total operating revenue and in the aggregate accounted for approximately 12% of our total operating revenue. Our operating results could be materially affected if one or more of these four wholesalers stopped distributing our publications. We have service agreements with these wholesalers, which provide incentives to maintain certain levels of service. Two of these wholesaler service agreements require at least 90 and 120 days’ prior notice of termination, respectively, with terms expiring on December 31, 2009. One of these wholesaler service agreements requires at least 90 days’ prior notice of termination, with a term expiring on June 30, 2009. One of these wholesaler service agreements requires at least 90 days’ prior notice of termination, with a term expiring on December 31, 2008. Notice of termination has been given and we are in the process of negotiating a further renewal of this service agreement. The levels of service under this wholesaler service agreement are expected to continue uninterrupted until a new agreement is in place.

Operating Expense

Total operating expense was $193.1 million and $195.4 million for the two fiscal quarters ended September 30, 2008 and 2007, respectively, representing a decrease of $2.3 million, or 1.2%. This decrease in operating expense is primarily due to a decrease in selling, general and administrative expenses due to decreases in advertising expenses and personnel-related costs primarily as a result of our Management Action Plan, lower professional fees, and a reduction in depreciation and amortization expense, primarily due to certain assets becoming fully depreciated. These decreases in operating expense were partially offset by increases in distribution, circulation and other costs of sales mainly due to the additional issues of Shape and Muscle & Fitness in the two fiscal quarters ended September 30, 2008 when compared to the prior year.

Interest Expense

Interest expense was $45.7 million and $49.5 million for the two fiscal quarters ended September 30, 2008 and 2007, respectively, representing a decrease of $3.8 million, or 7.7%. This decrease in interest expense is primarily attributable to a lower effective weighted-average interest rate on our Term Facility and Revolving Facility under our 2006 Credit Agreement during the two fiscal quarters ended September 30, 2008 of 6.4% as compared to 8.6% for the prior year comparable period. The decrease in the effective weighted-average interest rate is tied to the decrease in the LIBOR.

Other Income, net

Other income, net was $0.1 million and $0.8 million for the two fiscal quarters ended September 30, 2008 and 2007, respectively, representing a decrease of $0.7 million, or 90.0%. This decrease in other income, net was due to a decrease in interest income as a result of lower interest rates.

Discontinued Operations

We discontinued various publications during fiscal years 2008 and 2007 in order to improve our profitability and future net cash flows. The total income (loss) from discontinued operations was $0.5 million and $(0.8) million, net of taxes, for the two fiscal quarters ended September 30, 2008 and 2007, respectively. The income from discontinued operations for the two fiscal quarters ended September 30, 2008 related to the gain on the sale of one of the discontinued operations. Operating results of these publications have been classified as discontinued operations for all periods presented. These publications were previously included in the Corporate/Other segment. See Note 8, “Discontinued Operations,” in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I herein for further discussion.

Income Taxes

We recorded a $2.9 million income tax expense for the two fiscal quarters ended September 30, 2008, which was primarily due to domestic tax expense of $2.4 million and foreign tax expense of $0.5 million. We recorded a $3.4 million income tax expense for the two fiscal quarters ended September 30, 2007, which was primarily due to domestic tax expense of $3.0 million and foreign tax expense of $0.4 million.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $62.4 million for the two fiscal quarters ended September 30, 2008, representing a decrease of $2.6 million, or 4.1%, from the prior year comparable period. This decrease in revenue was primarily attributable to decreases in Star and Country Weekly advertising revenue due to the aforementioned market weakness in advertising spending and the additional impact to operating revenue of having one less issue of Country Weekly during the two fiscal quarters ended September 30, 2008 when compared to the prior year. These decreases were partially offset by an increase in Star newsstand revenue attributable to a cover price increase from $3.49 to $3.99 at the end of fiscal year 2008, offset, in part, by a decrease in newsstand copies sold.

Operating Income

Operating income in the Celebrity Publications segment decreased in the two fiscal quarters ended September 30, 2008 from the prior year comparable period by $3.3 million, or 18.1%, to $15.0 million. This decrease in operating income is primarily attributable to the above-mentioned operating revenue decrease coupled with higher subscription costs caused by initiatives to maintain our base and higher transportation-related costs caused by fuel surcharges directly related to the increase in the price of oil during this period. These cost increases were partially offset by reduced advertising expenses.

Tabloid Publications Segment

Operating Revenue

Total operating revenue in the Tabloid Publications segment was $69.0 million for the two fiscal quarters ended September 30, 2008, representing a decrease of $2.6 million, or 3.7%, from the prior year comparable period. This decrease in revenue was primarily attributable to the following:

•

a $1.3 million decrease in National Enquirer advertising revenue due to a planned rate base reduction from 1.1 million to 950,000 in January 2008 coupled with the aforementioned market weakness in advertising spending; and

•

a $1.1 million and $0.6 million decrease in Globe and National Enquirer newsstand revenues, respectively, due to lower single copies sold which were partially offset by cover price increases for each publication from $3.29 to $3.49 at the end of fiscal year 2008.

These decreases in revenue were partially offset by a $0.4 million increase in National Enquirer subscription revenue due to subscription price increases.

Operating Income

Operating income in the Tabloid Publications segment decreased in the two fiscal quarters ended September 30, 2008 from the prior year comparable period by $2.6 million, or 7.7%, to $31.6 million. This decrease in operating income is primarily attributable to the above-mentioned operating revenue decline coupled with higher National Enquirer editorial and legal expenses. These decreases in operating income were partially offset by planned rate base reductions which lowered production expenses in National Enquirer and Globe, and advertising expenses in National Enquirer.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $43.9 million for the two fiscal quarters ended September 30, 2008, representing a decrease of $4.0 million, or 8.3%, from the prior year comparable period. This decrease in revenue was primarily attributable to a reduction in Shape advertising revenue due to fewer advertising pages and lower revenue per page as a result of the advertising market softness coupled with lower Shape newsstand revenue. These decreases were partially offset by the impact to operating revenue of having one additional issue of Shape during the two fiscal quarters ended September 30, 2008 when compared to the prior year.

Operating Income

Operating income in the Women’s Health and Fitness Publications segment decreased in the two fiscal quarters ended September 30, 2008, from the prior year comparable period by $5.9 million, or 31.1%, to $13.2 million. This decrease in operating income was primarily attributable to the above-mentioned revenue decrease coupled with a $2.6 million increase in editorial, production and distribution, circulation and other cost of sales expenses associated primarily with the additional issue of Shape during the two fiscal quarters ended September 30, 2008 when compared to the prior year. These items were partially offset by a decrease of $0.8 million in Shape advertising expenses.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment, which is comprised of DSI, was $13.0 million, net of eliminations, for the two fiscal quarters ended September 30, 2008, representing an increase of $1.6 million, or 14.4%, from the prior year comparable period. This increase in revenue was primarily attributable to an increase in services related to the installation of magazine fixtures and in-store data collection for DSI’s outside clients.

Operating Income

Operating income in the Distribution Services segment increased in the two fiscal quarters ended September 30, 2008, from the prior year comparable period by $0.9 million, or 22.5%, to $4.7 million. This increase in operating income is primarily attributable to the above-mentioned revenue increase, partially offset by an increase to the direct costs of providing these services.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $59.3 million for the two fiscal quarters ended September 30, 2008, representing an increase of $2.2 million, or 3.8%, from the prior year comparable period. This increase in revenue is primarily attributable to a combined $3.7 million increase in Flex and Muscle & Fitness advertising revenue due to an increase in advertising pages per issue and higher advertising revenue per page as well as the additional impact to operating revenue of having one additional issue of Muscle & Fitness during the two fiscal quarters ended September 30, 2008 when compared to the prior year. These publications have not been as impacted by the current economic downturn due to the sport nutritional and supplement segment not being as sensitive to economic cycles. These increases were partially offset by decreases in newsstand revenues related to our MiniMag publications due to lower newsstand sales and a decrease in Men’s Fitness and Natural Health advertising revenues due to the aforementioned market weakness in advertising spending.

Operating Loss

Operating loss decreased in the two fiscal quarters ended September 30, 2008, from the prior year comparable period by $7.9 million, or 44.3%, to $9.9 million. This decrease in operating loss is primarily due to the above-mentioned revenue increase, a $2.0 million reduction in editorial and production costs primarily due to reduced print orders, a $1.1 million decrease in depreciation and amortization expense, primarily due to certain assets becoming fully depreciated, and a $3.0 million combined reduction in personnel-related costs primarily as a result of our Management Action Plan, lower professional fees and legal costs. These decreases to operating loss were partially offset by an investment in sales promotions expenses for Men’s Fitness, which we expect will generate advertising revenue in upcoming issues, and an increase in subscription costs caused by initiatives to maintain our subscription base.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations, cash on hand and amounts available to be borrowed under our 2006 Credit Agreement. See Note 6, “Credit Agreement,” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I herein.

As of September 30, 2008, we had cash and cash equivalents of $21.4 million and $20.0 million outstanding on our Revolving Facility, and a working capital deficit of $921.5 million. On September 30, 2008, we paid down $40.0 million of Revolving Facility and subsequently borrowed $40.0 million on October 1, 2008. The increase in working capital deficit of $899.3 million from $22.2 million at March 31, 2008 primarily resulted from: (i) an additional $447.0 million related to our Term Facility and Revolving Facility being classified as a current liability, (ii) $413.7 million related to our 2009 Notes being classified as a current liability, and (iii) a $42.8 million decrease in cash and cash equivalents primarily due to a net $40.0 million payment towards our Revolving Facility, a fiscal year 2008 Excess Cash Flow payment (as defined in the 2006 Credit Agreement) of $8.1 million and required quarterly principal payments on our Term Facility borrowing totaling $2.3 million. These items were partially offset by an $11.6 million decrease in accounts payable primarily due to timing of vendor payments.

In order to refinance the Notes, on August 26, 2008, we commenced tender offers to purchase and consent solicitations with respect to all of the Notes. On January 9, 2009, we amended the tender offers and consent solicitations. To finance the purchase of the Notes in the tender offers and the payment for consents in the consent solicitations, simultaneous with the tender offers and consent solicitations, we are offering the New Notes. Together with the New Notes, Media is offering 5,700,000 Shares, representing 95% of Media’s outstanding shares of common stock. In order to tender Notes in the tender offers, a tendering holder must agree to purchase Offered Securities for a purchase price equal to the consideration being received by such holder in the tender offers and consent solicitations. Among other matters, tendering holders must also deliver their consents to specified amendments to the indentures, which consents remove substantially all of the restrictive covenants and related defaults in the indentures governing the Notes. We cannot make any assurances that such tender offers and consent solicitations will be successful. If we are not able to refinance the Notes in the tender offers, the 2006 Credit Agreement will likely mature early and we will not have sufficient funds to repay such indebtedness. In such event, we may have to liquidate assets on unfavorable terms, or be unable to continue as a going concern, and incur additional costs associated with bankruptcy. Assuming we are able to successfully refinance the Notes as described herein, we currently believe that available funds and cash flows generated by operations, if any, will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We believe that available cash at September 30, 2008 and amounts available under our Revolving Facility should help mitigate future possible cash flow requirements. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms or at all.

At September 30, 2008, our outstanding indebtedness totaled $1.0 billion, of which $459.6 million represented borrowings under the 2006 Credit Agreement and $568.4 million represented the Notes. At November 30, 2008, we had cash and cash equivalents of approximately $43.3 million and borrowings of $499.6 million under the 2006 Credit Agreement. See “Risk Factors” in our March 31, 2008 10-K and the discussion that follows under “Credit Agreement and Senior Subordinated Indebtedness” for risks associated with our indebtedness.

The effectiveness of the amendment to the 2006 Credit Agreement is conditioned upon the consummation of the tender offers and offerings (the “Offerings”) currently being conducted by the Company and Media to holders of the Company’s existing notes as well as the satisfaction of other customary conditions. The amended 2006 Credit Agreement will permit the issuance of the notes currently being offered by us in the Offerings and will result in certain other changes to the 2006 Credit Agreement, including without limitation, the following: (i) The maximum senior secured leverage ratio and the minimum interest expense coverage ratio levels will be changed; (ii) the variable component of applicable interest rates will be subject to a floor equal to, in the case of Eurodollar loans, 3.5% and, in the case of alternate base rate loans, 4.5%; (iii) interest rate margins will increase to 5.5% in the case of alternate base rate loans and 6.5% in the case of Eurodollar loans; (iv) the term loans will be subject to hard call protection for three years following the amendment and restatement of the 2006 Credit Agreement (excluding mandatory prepayments from excess cash flow); (v) subject to limited exceptions, we will not be permitted to repay, prepay, redeem or acquire any notes; (vi) 75% of any equity proceeds raised by Media, the Company or their subsidiaries (other than from certain holders of the notes) must be applied to the mandatory prepayment of term loans; (vii) substantial limitations on reinvestment rights from the proceeds of asset dispositions or casualty events will be added which may result in more extensive prepayment requirements in respect thereof; (viii) the portion of excess cash flow that must be applied to the mandatory prepayment of term loans will increase from 50% to 75%; and (ix) the baskets for permitted indebtedness, investments, restricted payments and capital expenditures will be reduced.

Cash Flows

Net cash provided by operating activities was $9.5 million for the two fiscal quarters ended September 30, 2008, as compared to cash used in operating activities of $4.3 million for the two fiscal quarters ended September 30, 2007. During the two fiscal quarters ended September 30, 2008, net cash provided by operating activities was primarily attributable to $15.4 million of non-cash expenses (excluding amortization of deferred rack costs), a $5.1 million increase in deferred revenues primarily due to the timing of advances related to single copy sales, an increase in management fee payable of $2.0 million, a $1.8 million decrease in inventories, a $1.6 million increase in accrued expenses and other liabilities and $1.0 million of net income. These items were partially offset by an $11.6 million decrease in accounts payable primarily due to timing of vendor payments, a $2.9 million increase in trade receivables, a $1.1 million net decrease in deferred rack costs, a $1.0 million increase in prepaid expenses and other current assets and a $0.7 million decrease in accrued interest. During the two fiscal quarters ended September 30, 2007, net cash used in operating activities was primarily attributable to a $17.9 million net loss, a $7.2 million decrease in accrued interest, which occurred because our 2006 Credit Agreement requires us to pay interest at least every 90 days, or sooner, if our interest lock-in period is less than 90 days, which increased the amount of cash interest paid during the fiscal quarter ended September 30, 2007, a $6.7 million increase in trade receivables (primarily as a result of the increase in our advertising revenues), a $4.4 million decrease in accrued expenses and other liabilities, a $1.8 million increase in prepaid expenses and other current assets, a $1.3 million decrease in accounts payable and a $1.2 million decrease in deferred revenues. These items were partially offset by $32.8 million of non-cash expenses (excluding amortization of deferred rack costs), a $2.3 million net decrease in deferred rack costs and a $2.0 million increase in the management fee payable.

Net cash used in investing activities was $1.0 million for the two fiscal quarters ended September 30, 2008 as compared to $0.7 million for the two fiscal quarters ended September 30, 2007. Net cash used in investing activities for the two fiscal quarters ended September 30, 2008 was primarily attributable to $1.2 million for purchases of property and equipment and $0.3 million related to the investment in Mr. Olympia, LLC, partially offset by $0.5 million related to proceeds from the sale of discontinued operations. The use of cash for investing activities for the two fiscal quarters ended September 30, 2007 was primarily attributable to $0.8 million for purchases of property and equipment and $0.3 million related to the investment in Mr. Olympia, LLC, partially offset by $0.4 million related to proceeds from the sale of fixed assets.

Net cash used in financing activities was $50.8 million for the two fiscal quarters ended September 30, 2008, as compared to $0.9 million for the two fiscal quarters ended September 30, 2007. Net cash used in financing activities for the two fiscal quarters ended September 30, 2008 primarily consisted of net repayments on the Revolving Facility of $40 million, a fiscal year 2008 Excess Cash Flow payment of $8.1 million, required quarterly principal payments on the Term Facility totaling $2.3 million and payments of $0.4 million related to deferred debt costs. Net cash used in financing activities for the two fiscal quarters ended September 30, 2007 consisted of payments of $0.9 million related to deferred debt costs.

Credit Agreement and Senior Subordinated Indebtedness

Our Revolving Facility matures in January 2012 and our Term Facility matures in January 2013, but both will mature on February 1, 2009 if we have more than $25.0 million of our 2009 Notes outstanding on February 1, 2009. In addition, the Revolving Facility and the Term Facility both will mature on October 15, 2010 if we have more than $10.0 million of our 2011 Notes outstanding on October 15, 2010. We have classified the entire balance of the 2006 Credit Agreement as a current liability on our September 30, 2008 balance sheet as the 2006 Credit Agreement may mature within twelve months of September 30, 2008.

In order to refinance the Notes, on August 26, 2008, we commenced tender offers to purchase and consent solicitations with respect to all of the Notes. On January 9, 2009, we amended the tender offers and consent solicitations. To finance the purchase of the Notes in the tender offers and the payment for consents in the consent solicitations, simultaneous with the tender offers and consent solicitations, we are offering (a) $21,245,380 aggregate principal amount of our Senior PIK Notes, and (b) $300,000,000 aggregate principal amount of our Senior Subordinated Notes. We are a wholly owned subsidiary of Media. Together with the New Notes, Media is offering 5,700,000 Shares, representing 95% of Media’s outstanding shares of common stock. In order to tender Notes in the tender offers, a tendering holder must agree to purchase Offered Securities for a purchase price equal to the consideration such holder receives in the tender offers and consent solicitations. Among other matters, tendering holders must also deliver their consents to specified amendments to the indentures, which consents remove substantially all of the restrictive covenants and related defaults in the indentures governing the Notes. In connection with the tender offers, certain provisions of the 2006 Credit Agreement will be waived including the change of control event of default that would result from successful tender offers. For a more complete description of the tender offers and consent solicitations, see Note 7, “Senior Subordinated Indebtedness.” We cannot make any assurances that such tender offers and consent solicitations will be successful.

If we are not able to refinance the Notes in the tender offers, the 2006 Credit Agreement will likely mature early and we will not have sufficient funds to repay such indebtedness. In such event, we may have to liquidate assets on unfavorable terms, or be unable to continue as a going concern, and incur additional costs associated with bankruptcy.

We expect to incur approximately $35.0 million of fees relating to the refinancing of the Notes and the amendment of the 2006 Credit Agreement.

During the two fiscal quarters ended September 30, 2008, we made the required quarterly principal payments on our Term Facility borrowing totaling $2.3 million. We also made a fiscal year 2008 Excess Cash Flow payment of $8.1 million on June 30, 2008. We paid down $34.0 million of our Revolving Facility on June 30, 2008, and subsequently borrowed $34.0 million on July 1, 2008. We then paid down $40.0 million of our Revolving Facility on September 30, 2008, and subsequently borrowed $40.0 million on October 1, 2008. Commitment fee payments during the two fiscal quarters ended September 30, 2008 were insignificant as the Revolving Facility was fully drawn during the entire two fiscal quarters with the exception of a few days near each quarter end.

The effective interest rate under the 2006 Credit Agreement, including amounts borrowed under the Term Facility and Revolving Facility, as of September 30, 2008, was 6.0%. The effective weighted-average interest rates under the 2006 Credit Agreement for the fiscal quarters ended September 30, 2007 and 2008 were 8.7% and 6.0%, respectively. The effective weighted-average interest rates under the 2006 Credit Agreement for the two fiscal quarters ended September 30, 2007 and 2008 were 8.6% and 6.4%, respectively. The decrease in the effective weighted-average interest rate between fiscal quarters ended September 30, 2007 and 2008 and two fiscal quarters ended September 30, 2007 and 2008 is tied to the decrease in LIBOR.

The 2006 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2006 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. Concurrently with the successful completion of the offering of the New Notes, we expect to amend and restate the 2006 Credit Agreement. The proposed amendments include revised financial covenant levels, an increase in interest rate margins, the introduction of an interest rate floor, a broadening of the circumstances that would give rise to prepayment of the loans and the introduction of more restrictive covenants, particularly relating to indebtedness, investments, restricted payments and capital expenditures. Although there can be no assurances, we anticipate that, based on current projections (including projected borrowings and repayments under the Revolving Facility), our operating results for fiscal year 2009 will be sufficient to satisfy the financial covenants under the 2006 Credit Agreement after giving effect to the proposed amendments. If the proposed amendments do not become effective, based on our calculations, we do not expect to be in compliance with the senior secured leverage ratio financial covenant as of December 31, 2008 and in certain future periods. Our ability to satisfy such financial covenants is dependent on our business performing in accordance with our projections. If the performance of our business deviates from our projections, we may not be able to satisfy such financial covenants, including the senior secured leverage ratio. Our projections are subject to a number of factors, many of which are events beyond our control, which could cause our actual results to differ materially from our projections. If we do not comply with these or other covenants and restrictions contained in the 2006 Credit Agreement, we could default under the 2006 Credit Agreement. The outstanding debt under the 2006 Credit Agreement could then be declared immediately due and payable. Moreover, the instruments governing almost all of our other debt contain cross-acceleration provisions so that an acceleration under any of our debt may result in a default under our other debt. If a cross-acceleration occurs, the maturity of our other debt could be accelerated and become immediately due and payable. If that happens, we may not be able to satisfy our debt obligations, which would have a substantial adverse effect on our ability to continue as a going concern.

On January 7, 2009, we and Media entered into a forbearance agreement with lenders representing a majority of outstanding amounts and commitments under the 2006 Credit Agreement and the administrative agent under the 2006 Credit Agreement, pursuant to which such lenders and the administrative agent agreed, subject to certain termination events, to forbear until the earliest of (i) February 4, 2009, (ii) the date on which any of the Existing Notes become or are declared to be due and payable and (iii) the commencement of an insolvency proceeding with respect to the Company, Media or any of their subsidiaries from exercising any rights and remedies under the 2006 Credit Agreement as a result of our failure (a) to pay the interest payment due on the 2009 Notes on November 1, 2008, (b) to comply with the reporting requirements in the senior secured credit agreement, (c) to comply with the corresponding requirements in the indentures governing the Notes and (d) to comply with the requirements of the indentures governing the Notes in connection with its failure to meet a specified leverage ratio.

The 2009 Notes mature on May 1, 2009. We have classified the entire balance of the 2009 Notes of $413.7 million as a current liability on our September 30, 2008 balance sheet as the 2009 Notes mature within twelve months of September 30, 2008. We have not currently entered into a financing agreement that permits us to refinance the 2009 Notes on a long-term basis. However, we are conducting, with respect to holders that are either “qualified institutional buyers” (as defined in Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”)) or persons outside the United States (in accordance with Regulation S of the Securities Act), (1) tender offers to purchase for cash any and all of our outstanding Notes and (2) related solicitations of consents from such holders of Notes to certain proposed amendments to the indentures governing the Notes (the “Proposed Amendments”). In addition, we are conducting a related solicitation of consents to the Proposed Amendments from all holders of Notes who do not, or are not eligible, to participate in the applicable tender offer.

In connection with the consent agreements we entered into in March 2006 with holders of a majority of the outstanding principal amount of each series of the Notes, we entered into supplemental indentures, the purpose of which was to amend the indentures relating to the Notes to, among other things, require us to meet a specified leverage ratio as of September 30, 2008. We failed to meet the specified leverage ratio of 7.25:1 required under the indentures as of September 30, 2008. As a result, on or prior to December 15, 2009, we were required to issue either $50.0 million of new equity or a sufficient amount of equity such that after giving pro forma effect to the reduction of indebtedness, we would have met the required specified leverage ratio. Alternatively, we could have issued an additional $36.3 million of Notes or made a cash payment of $20.7 million to existing holders of Notes. We intend to satisfy our obligations to meet the specified leverage ratio as of September 30, 2008 by issuing equity in connection with the offering of Offered Securities, which will result in our satisfying such ratio on a pro forma basis.

We failed to make the required semi-annual interest payment with respect to the 2009 Notes when due on November 1, 2008, and on December 1, 2008, such failure resulted in an event of default pursuant to the terms of the indenture governing the 2009 Notes. We also expect to fail to make the required semi-annual interest payment with respect to the 2011 Notes when due on January 15, 2009. In addition, we failed to file this quarterly report on Form 10-Q for the period ended September 30, 2008 when due on November 14, 2008. We have also failed to comply with the requirements of the indentures governing the Notes relating to our failure to meet a specified leverage ratio as of September 30, 2008. As a result, we entered into forbearance agreements with existing holders of approximately 81% of the outstanding aggregate principal amount of 2009 Notes and approximately 69% of the outstanding aggregate principal amount of 2011 Notes, pursuant to which such holders have agreed to forbear until the earliest of (i) 5:00 p.m., New York City time, on February 4, 2009, (ii) the date upon which any of the Notes become or are declared to be due and payable, (iii) the commencement (voluntary or involuntary) of an insolvency proceeding with respect to the Company or any of its subsidiaries, (iv) the date upon which the forbearance agreement by the lenders holding more than a majority of the borrowings under the Company’s credit facility expires, terminates or is breached and (v) if the Company has not launched the tender offers and related offering of the Offered Securities on the terms that may be agreed to by the parties hereto, in the sole discretion of such parties, prior to such date, January 10, 2009, from exercising any remedies under the indentures governing the Notes as a result of the Company’s (a) failure to comply with the reporting requirements of the indentures governing the Notes, (b) deferred interest payments with respect to the Notes or (c) failure to comply with the requirements of the indentures governing the Notes relating to the Company’s failure to meet a specified leverage ratio as of September 30, 2008. We intend to satisfy its obligations to meet the specified leverage ratio as of September 30, 2008 by issuing equity in connection with the offering of Offered Securities, which will result in our satisfying such ratio on a pro forma basis.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The provisions of SFAS No. 157 were effective for us on April 1, 2008. The adoption of this statement did not have a material impact on our results of operations, financial position, cash flows or disclosures. In February 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. With this deferral, we have not applied the provisions of SFAS No. 157 to non-financial assets and liabilities. We are still assessing the impact the adoption of SFAS No. 157 for non-financial assets and liabilities will have on our results of operations, financial position or cash flows.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations” (revised 2007), and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for us as of April 1, 2009, and will be applied prospectively to intangible assets acquired after the effective date.

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

During the fiscal quarter ended September 30, 2008, there were no significant changes related to the Company’s market risk exposure since March 31, 2008.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, the end of the period covered by this Form 10-Q, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

No changes were made in our internal control over financial reporting during the quarter ended September 30, 2008, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes to the Company’s risk factors, as previously disclosed in the Company’s March 31, 2008 10-K in response to Item 1A thereof, during the fiscal quarter ended September 30, 2008.

Item 6.	Exhibits

3.1	Amended and Restated By-laws of the Company.

10.1	American Media, Inc. EBITDA Incentive Plan for Michael Porche, effective for fiscal year 2009. **

10.2	American Media, Inc. Newsstand Net Profit Plan for Michael Porche, effective for fiscal year 2009. **

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Portions of the above exhibits have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDIA OPERATIONS, INC.
Registrant
Date: January 9, 2009
/s/ DAVID J. PECKER
David J. Pecker
Chief Executive Officer
(principal executive officer)

Date: January 9, 2009	/s/ DEAN D. DURBIN
Dean D. Durbin
Chief Financial Officer and Chief Operating Officer
(principal financial officer)

Exhibits

Exhibit No.	Description
3.1	Amended and Restated By-laws of the Company.

10.1	American Media, Inc. EBITDA Incentive Plan for Michael Porche, effective for fiscal year 2009.**

10.2	American Media, Inc. Newsstand Net Profit Plan for Michael Porche, effective for fiscal year 2009.**

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Portions of the above exhibits have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.