Form 10-Q
period 2008-12-31
AMERICAN MEDIA OPERATIONS INC
filed 2009-02-19
CIK 853927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

As of January 31, 2009, there were 6,000,000 shares of common stock outstanding.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

December 31, 2008

		Page(s)
CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS		3

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2008 and as of December 31, 2008		4

Unaudited Condensed Consolidated Statements of Loss for the Fiscal Quarter and Three Fiscal Quarters Ended December 31, 2007 and December 31, 2008		5

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Fiscal Quarters Ended December 31, 2007 and December 31, 2008		6

Notes to Unaudited Condensed Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4T.	Controls and Procedures	41

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	42
Item 3.	Defaults Upon Senior Securities	48
Item 5.	Other Information	48
Item 6.	Exhibits	48

Signatures		50

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS

THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER

FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 (this “Form 10-Q”) to the “Company” or “us,” “we” or “our” are to American Media Operations, Inc. and its subsidiaries. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this Form 10-Q are advised that this Form 10-Q contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, capital expenditures, capital structure and other financial items, (ii) statements regarding our plans and objectives, including planned introductions of new publications or other products, or estimates or predictions of actions by customers, advertisers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, (iv) outcomes of contingencies such as legal or any regulatory proceedings, and (v) statements of assumptions underlying other statements and statements about our business.

Factors that could affect our actual results include the following:

•	our high degree of leverage and significant debt service obligations;

•	changes in discretionary consumer spending patterns;

•

changes in general economic and business conditions, both nationally and internationally, which can influence the overall demand for our services and products by our customers and advertisers, affecting the readership level of our publications as well as advertising and circulation revenue;

•	our ability to realize expected benefits from cost savings and revenue enhancement initiatives;

•

increased competition, including price competition and competition from other publications and forms of media, such as television and radio programs and Internet sites concentrating on celebrity news and health and fitness;

•	our ability to implement our business strategy;

•	changes in the price of fuel, paper or postage costs;

•	our net operating loss carryforwards may be limited as a result of our change in ownership under Section 382 of the Internal Revenue Code;

•	our ability to renew our wholesaler service agreements with respect to the distribution of our publications;

•	any loss of one or more of our key vendors;

•	our ability to attract and retain experienced and qualified personnel;

•	adverse results in litigation matters or any regulatory proceedings; and

•	our ability to maintain an effective system of internal controls over financial reporting.

For a further discussion of risk factors which could cause actual results to differ materially from those indicated by the forward-looking statements, see Item 1A, “Risk Factors,” in Part II of this Form 10-Q. Any written or oral forward-looking statements made by us or on our behalf are subject to these factors. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results, performance or achievements may vary materially from those described in this Form 10-Q as intended, planned, anticipated, believed, estimated or expected. The risk factors included in Item 1A, Part II, of this Form 10-Q are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also harm our future results. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The forward-looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q. We do not intend, and do not assume any obligations, to update these forward looking statements, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2008	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,166	$55,501
Trade receivables, net of allowance for doubtful accounts of $7,521 and $6,853, respectively	57,074	47,166
Inventories	28,629	26,209
Prepaid expenses and other current assets	14,229	14,839

Total current assets	164,098	143,715

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	1,648	1,802
Furniture, fixtures and equipment	43,105	26,756
Less – accumulated depreciation	(39,656)	(23,964)

Total property and equipment, net	5,097	4,594

OTHER ASSETS:
Deferred debt costs, net	14,050	17,722
Deferred rack costs, net	7,749	8,168
Other long-term assets	2,750	2,362

Total other assets	24,549	28,252

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	359,663	244,974
Other identified intangibles, net of accumulated amortization of $152,006 and $157,638, respectively	387,752	278,985

Total goodwill and other identified intangible assets	747,415	523,959

TOTAL ASSETS	$941,159	$700,520

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Term loan and revolving credit facility	$12,629	$4,500
Senior subordinated notes, net	—	14,009
Accounts payable	42,511	26,458
Accrued expenses and other liabilities	65,210	59,138
Accrued interest	24,247	45,016
Deferred revenues	41,666	42,256

Total current liabilities	186,263	191,377

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	497,371	493,996
Senior subordinated notes, net	567,681	554,855
Deferred income taxes	88,926	49,405

Total liabilities	1,340,241	1,289,633

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDER’S DEFICIT:
Common stock, $.20 par value; 10,000 shares authorized; 7,508 shares issued and outstanding	2	2
Additional paid-in capital	281,671	281,671
Accumulated deficit	(680,897)	(870,627)
Accumulated other comprehensive income (loss)	142	(159)

Total stockholder’s deficit	(399,082)	(589,113)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$941,159	$700,520

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in thousands)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	December 31, 2007	December 31, 2008	December 31, 2007	December 31, 2008
OPERATING REVENUES:
Circulation	$68,221	$57,855	$205,320	$194,221
Advertising	37,792	34,873	134,678	126,079
Other	8,517	8,560	27,578	28,609

Total operating revenues	114,530	101,288	367,576	348,909

OPERATING EXPENSES:
Editorial	13,142	11,730	38,740	37,456
Production	32,765	33,968	104,538	105,878
Distribution, circulation and other cost of sales	22,021	21,685	64,859	65,826
Selling, general and administrative	26,299	22,713	74,982	68,700
Depreciation and amortization	3,059	2,584	9,559	7,921
Provision for impairment of intangible assets and goodwill	—	217,824	—	217,824

Total operating expenses	97,286	310,504	292,678	503,605

OPERATING INCOME (LOSS)	17,244	(209,216)	74,898	(154,696)

OTHER (EXPENSE) INCOME:
Interest expense	(25,089)	(24,266)	(74,598)	(69,939)
Senior subordinated notes to be issued	182	—	(17,109)	—
Amortization of deferred debt costs	(2,764)	(2,803)	(8,209)	(8,355)
Other income, net	821	156	1,658	240

Total other expense	(26,850)	(26,913)	(98,258)	(78,054)

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(9,606)	(236,129)	(23,360)	(232,750)

PROVISION (BENEFIT) FOR INCOME TAXES	4,363	(45,388)	7,731	(42,520)

LOSS FROM CONTINUING OPERATIONS	(13,969)	(190,741)	(31,091)	(190,230)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	7	—	(749)	500

NET LOSS	$(13,962)	$(190,741)	$(31,840)	$(189,730)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Fiscal Quarters Ended
	December 31, 2007	December 31, 2008
Cash Flows from Operating Activities:
Net loss	$(31,840)	$(189,730)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	3,147	2,289
Amortization of other identified intangibles	6,412	5,632
Provision for impairment of intangible assets and goodwill	—	217,824
Senior subordinated notes to be issued	17,109	—
Provision for bad debts	1,966	2,043
Amortization of deferred debt costs	8,209	8,355
Amortization of deferred rack costs	9,029	8,914
Write-off of deferred rack costs and property and equipment	195	—
Provision for excess and obsolete inventory	221	—
Deferred income tax provision (benefit)	6,997	(39,706)
Other	(655)	655
Decrease (increase) in operating assets:
Trade receivables	873	7,865
Inventories	1,940	2,420
Prepaid expenses and other current assets	(169)	(610)
Deferred rack costs	(6,509)	(9,333)
Other long-term assets	(176)	388
Increase (decrease) in operating liabilities:
Accounts payable	(4,054)	(16,053)
Accrued expenses and other liabilities	(375)	(8,260)
Accrued interest	(13,554)	20,769
Deferred revenues	(2,580)	590
Management fee payable	2,000	2,000

Total adjustments and changes in operating assets and liabilities	30,026	205,782

Net cash (used in) provided by operating activities	(1,814)	16,052

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,412)	(1,805)
Proceeds from sale of assets	408	43
Proceeds from sale of discontinued operations	—	500
Investment in Mr. Olympia, LLC	(300)	(300)

Net cash used in investing activities	(1,304)	(1,562)

Cash Flows from Financing Activities:
Proceeds from revolving credit facility	—	74,000
Term loan and revolving credit facility principal repayments	—	(85,504)
Payment of deferred debt costs	(942)	(11,178)

Net cash used in financing activities	(942)	(22,682)

Effect of exchange rate changes on cash	195	(473)

Net Decrease in Cash and Cash Equivalents	(3,865)	(8,665)
Cash and Cash Equivalents, Beginning of Period	60,414	64,166

Cash and Cash Equivalents, End of Period	$56,549	$55,501

Supplemental Disclosures of Non-Cash Financing Activities Information:
Non-cash deferred debt costs (incurred but not paid)	$148	$997

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AMERICAN MEDIA OPERATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 2008 included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (the “March 31, 2008 10-K”), including the summary of significant accounting policies set forth in Note 1 thereof. The operating results for the fiscal quarter and three fiscal quarters ended December 31, 2008 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

On January 30, 2009, the Company successfully completed its cash tender offers and receipt of requisite consents in the related consent solicitations in respect of its then outstanding existing senior subordinated indebtedness, consisting of (1) $414.5 million aggregate principal amount of 10 1/4% Series B Senior Subordinated Notes due 2009 (the “2009 Notes”) and (2) $155.5 million aggregate principal amount of 8 7 /8% Senior Subordinated Notes due 2011 (the “2011 Notes”, and together with the 2009 Notes, the “Existing Notes”). $400.5 million of the 2009 Notes and $148.0 million of the 2011 Notes were validly tendered and accepted for payment and consents were delivered with respect to the Company’s Existing Notes.

On January 30, 2009, the Company issued (i) $21.2 million aggregate principal amount of the Company’s 9% Senior PIK Notes due 2013 (the “Senior PIK Notes”) and (ii) $300.0 million aggregate principal amount of the Company’s 14% Senior Subordinated Notes due 2013 (the “Senior Subordinated Notes” and, together with the Senior PIK Notes, the “New Notes”). Also on January 30, 2009, Media sold 5,694,480 shares of common stock (the “Common Stock” and, together with the New Notes, the “Securities”) for an aggregate purchase price of $126.2 million, pursuant to a purchase agreement dated January 29, 2009, among Media, the Company, the other parties named therein and J.P. Morgan Securities Inc. The cash proceeds received from the offering of the Securities (the “Offering”), together with the Company’s cash on hand, were used to purchase the Existing Notes in the tender offers and to pay approximately $35.0 million of fees and expenses related to the Offering and the tender offers and consent solicitations.

On December 31, 2008, the Company amended and restated its bank credit agreement entered into on January 30, 2006 (as amended, the “2006 Credit Agreement”), among the Company, Media, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent (the “2009 Credit Agreement”). On January 30, 2009, concurrently with the consummation of its cash tender offers, the 2009 Credit Agreement became effective.

As a result of the restructuring of the Company’s capital structure and the issuance of Common Stock by Media to the bondholders who participated in the cash tender offers completed on January 30, 2009 and receipt of requisite consent solicitations (the “Tendering Bondholders”), the Tendering Bondholders acquired 94.9% of Media’s Common Stock on January 30, 2009. Media’s equityholders prior to the financial restructuring (the “Existing Equityholders”) retained 5.1% of Media’s Common Stock. As part of the restructuring, Media’s parent entity, EMP Group, L.L.C., was dissolved.

For more information regarding the 2006 Credit Agreement, the 2009 Credit Agreement, the Existing Notes and the New Notes, see Note 6, “Credit Agreement,” and Note 7, “Senior Subordinated Indebtedness.”

Wholesaler Concentration

As of December 31, 2008, single copy revenue consisted of copies distributed to newsstands primarily by four wholesalers, which the Company estimates represented 83% of the newsstand distribution market, as well as several smaller wholesalers who represented the remaining 17%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Tabloid Publications, Women’s Health and Fitness Publications and Corporate/Other segments. In the three fiscal quarters ended December 31, 2008, three wholesalers each accounted for greater than 10% of the Company’s total operating revenue and in the aggregate accounted for approximately 36% of the Company’s total operating revenue. In the three fiscal quarters ended December 31, 2007, three wholesalers accounted for greater than 10% of the Company’s total operating revenue and in the aggregate accounted for approximately 38% of the Company’s total operating revenue. The Company currently has service agreements with two of these four wholesalers, which provide incentives to maintain certain levels of service. One wholesaler service agreement was terminated by the wholesaler effective December 31, 2008. See Note 10, “Litigation,” for a description of the litigation relating to such wholesaler. One of these wholesalers has ceased to operate and is holding certain of its allotments of the Company’s monthly magazines. The Company is taking steps to reclaim these magazines. The Company’s operating results could be materially affected by disruption of the distribution of the Company’s magazines through the wholesalers.

(2) Comprehensive Loss

The change in the components of other comprehensive loss is comprised of foreign currency translation adjustments and is reported as follows (in thousands):

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	December 31, 2007	December 31, 2008	December 31, 2007	December 31, 2008
Net loss	$(13,962)	$(190,741)	$(31,840)	$(189,730)
Foreign currency translation adjustments, net of tax	(43)	(91)	(28)	(301)

Comprehensive loss	$(14,005)	$(190,832)	$(31,868)	$(190,031)

(3) Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Inventories are comprised of the following (in thousands):

	March 31, 2008	December 31, 2008
Raw materials – paper	$23,854	$22,721
Finished product — paper, production and distribution costs of future issues	4,775	3,488

Total inventory	$28,629	$26,209

(4) Goodwill and Other Identified Intangible Assets

As of March 31, 2008 and December 31, 2008, the Company had goodwill with carrying values of $359.7 million and $245.0 million, respectively, and other identified intangible assets not subject to amortization with carrying values of $352.3 million and $258.4 million, respectively. The other identified intangible assets not subject to amortization consist of tradenames with indefinite lives.

During the fiscal quarter ended December 31, 2008, the Company believed that the fair value of its goodwill and other intangible assets for certain reporting units may have declined below its carrying value primarily as a result of a change in management’s expectations of long-term cash flows resulting from declining profitability in fiscal year 2009 as a result of the continued overall market weakness due to the current economic slowdown. The Company concluded that it was required to perform an interim impairment test. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company has performed an impairment test for both the Company’s tradenames and goodwill and the Company is currently finalizing the second step of the goodwill impairment test. SFAS No. 142 provides a two-step impairment test for goodwill. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

As a result of the Company’s impairment testing under SFAS No. 142 and SFAS No. 144, non-cash impairment charges for the fiscal quarter and three fiscal quarters ended December 31, 2008 by reportable segment are as follows (in thousands):

	Celebrity Publications	Tabloid Publications	Women's Health and Fitness Publications	Corporate/ Other	Total
Tradenames	$42,193	$31,930	$13,019	$6,778	$93,920
Goodwill (1)	12,582	52,317	47,090	2,700	114,689
Other Identified Intangibles	5,697	—	1,981	1,537	9,215

Provision for impairment of intangible assets and goodwill	$60,472	$84,247	$62,090	$11,015	$217,824

(1)	Amounts represent estimated non-cash impairment charges as these charges are probable and can be reasonably estimated. The Company will increase or decrease the amount of these charges, as necessary, based upon finalizing the impairment test in the fourth fiscal quarter of 2009 prior to filing the Company’s fiscal year 2009 Form 10-K.

Impairment Charge Assumptions

The estimate of fair value of the Company’s tradename and goodwill reporting units was based on the Company’s projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The valuation employed a combination of present value techniques to measure fair value and considered market factors. The key assumptions used to determine the fair value of the Company’s tradename and goodwill reporting units for the fiscal year 2009 impairment test were:

a)	expected cash flow periods of five years;

b)	terminal values based upon terminal growth rates ranging from 0% to 4%;

c)	implied multiples used in the business enterprise value income and market approaches ranging from 3.4 to 5.9; and

d)	discount rates ranging from 14% to 15% based on the Company’s best estimate of the weighted-average cost of capital adjusted for risks associated with the reporting units.

Management believes the rates used are consistent with the risks inherent in the Company’s current business model and with industry discount rates. Changes in management’s judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in a change in the impairment of tradenames and goodwill. A variance in the assumptions used could have had a significant impact on the amount of tradename and goodwill impairment charges recorded. For example:

a)	a 100 basis point change in the discount rate would have caused an increase or decrease in the existing tradename impairment charges recognized by approximately $16.1 million;

b)	a 100 basis point change in the discount rate would have changed the estimated fair value of tradenames in the Company’s other reporting units and may have caused those reporting units to incur tradename impairment charges;

c)	a 5% decrease in the enterprise value may have caused goodwill impairment of one other publication; and

d)	a 5% increase in the enterprise value would:

a.	have caused no goodwill impairment charge to the Celebrity Publications segment;

b.	have reduced the goodwill impairment charge to the Tabloid Publications segment by $8.6 million;

c.	have reduced the goodwill impairment charge to the Women’s Health and Fitness Publications segment by $2.9 million; and

d.	have reduced the goodwill impairment charge to the Corporate/Other segment by $0.1 million.

Changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	Celebrity Publications	Tabloid Publications	Women’s Health and Fitness Publications	Corporate/ Other	Total
Balance as of March 31, 2008	$85,873	$143,991	$83,649	$46,150	$359,663

Impairment charges in third fiscal quarter of 2009	(12,582)	(52,317)	(47,090)	(2,700)	(114,689)

Balance as of December 31, 2008	$73,291	$91,674	$36,559	$43,450	$244,974

Identified intangible assets with finite lives subject to amortization consist of the following at March 31, 2008 and December 31, 2008 (in thousands):

	Range of Lives	March 31, 2008			December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames	8 -27	$14,186	$(5,882)	$8,304	$14,186	$(6,214)	$7,972
Covenants not to compete (a)	5 -10	22,500	(18,949)	3,551	21,571	(20,530)	1,041
Subscriber lists (b)	3 -15	66,058	(45,825)	20,233	60,361	(48,741)	11,620
Non-subscriber customer relationships (c)	8	9,502	(6,110)	3,392	6,913	(6,913)	—

		$112,246	$(76,766)	$35,480	$103,031	$(82,398)	$20,633

(a)	During the fiscal quarter ended December 31, 2008, the Company wrote off $0.5 million and $0.4 million of covenants not to compete related to the Women’s Health and Fitness Publications and Corporate/Other segments, respectively, based on its impairment test.
(b)	During the fiscal quarter ended December 31, 2008, the Company wrote off $5.7 million of subscriber lists related to the Celebrity Publications segment based on its impairment test.
(c)	During the fiscal quarter ended December 31, 2008, the Company wrote off $1.5 million and $1.1 million of customer relationships related to the Women’s Health and Fitness Publications and Corporate/Other segments, respectively, based on its impairment test.

Amortization expense of intangible assets was $2.1 million and $1.9 million for the fiscal quarters ended December 31, 2007 and 2008, respectively, and $6.4 million and $5.6 million for the three fiscal quarters ended December 31, 2007 and 2008, respectively. Based on the carrying value of identified intangible assets with finite lives recorded at December 31, 2008, and assuming no subsequent impairment of the underlying assets, the amortization expense for the remainder of fiscal year 2009 and future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2009	$968
2010	3,350
2011	2,622
2012	2,622
2013	2,622
Thereafter	8,449

$20,633

(5) Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is as follows (in thousands):

	March 31, 2008				December 31, 2008
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Term loan	$450,000		$391,500		$438,496		$228,018
Revolving credit facility	60,000		49,800		60,000		31,200
Existing Notes	570,000	(a)	381,382	(a)	570,000	(a)	114,717	(a)

(a)	Amount does not include bond premium and discount.

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

(6) Credit Agreement

On January 30, 2006, the Company entered into the 2006 Credit Agreement, which replaced its then existing amended and restated credit agreement dated as of January 23, 2003. On December 31, 2008, the Company entered into the 2009 Credit Agreement, which became effective on January 30, 2009 (the “Effective Date”), concurrently with the consummation of the Company’s cash tender offers. The 2009 Credit Agreement includes a $60.0 million revolving credit facility (the “Revolving Facility”) and a $450.0 million term loan commitment (the “Term Facility”). The Revolving Facility matures in January 2012 and the Term Facility matures in January 2013. Because the Company completed the refinancing of its 2009 Notes on a long-term basis, the Company has classified the appropriate principal amount associated with the 2006 Credit Agreement as non-current as of December 31, 2008.

During the three fiscal quarters ended December 31, 2008, the Company made required quarterly principal payments aggregating $3.4 million on its 2006 Credit Agreement term loan commitment. The Company also made a fiscal year 2008 Excess Cash Flow payment (as defined in the 2006 Credit Agreement) of $8.1 million on June 30, 2008. The balance of the term loan under the 2006 Credit Agreement was $438.5 million on December 31, 2008. The revolving credit facility under the 2006 Credit Agreement was fully drawn on December 31, 2008. Commitment fee payments during the three fiscal quarters ended December 31, 2008 were insignificant as the revolving facility on the 2006 Credit Agreement was fully drawn during the entire three fiscal quarters with the exception of a few days.

The effective interest rate under the 2006 Credit Agreement, including amounts borrowed under the term loan and revolving facility on the 2006 Credit Agreement, as of December 31, 2008, was 7.6%. The effective weighted-average interest rates under the 2006 Credit Agreement for the fiscal quarters ended December 31, 2007 and 2008 were 8.6% and 7.6%, respectively. The effective weighted-average interest rates under the 2006 Credit Agreement for the three fiscal quarters ended December 31, 2007 and 2008 were 8.6% and 6.8%, respectively. The decrease in the effective weighted-average interest rate between fiscal quarters ended December 31, 2007 and 2008 and three fiscal quarters ended December 31, 2007 and 2008 is tied to the decrease in the London interbank offering rate (“LIBOR”).

On January 7, 2009, the Company and Media entered into a forbearance agreement with lenders representing a majority of outstanding amounts and commitments under the 2006 Credit Agreement and the administrative agent under the 2006 Credit Agreement, pursuant to which such lenders and the administrative agent agreed, subject to certain termination events, to forbear until the earliest of (i) February 4, 2009, (ii) the date on which any of the Existing Notes become or are declared to be due and payable and (iii) the commencement of an insolvency proceeding with respect to the Company, Media or any of their subsidiaries, from exercising any rights and remedies under the 2006 Credit Agreement as a result of the Company’s failure (a) to pay the interest payment due on the 2009 Notes on November 1, 2008, (b) to comply with the reporting requirements in the 2006 Credit Agreement, (c) to comply with the corresponding reporting requirements in the indentures governing the Existing Notes and (d) to comply with the requirements of the indentures governing the Existing Notes in connection with its failure to meet a specified leverage ratio. The forbearance agreement ended on January 30, 2009 when the Company successfully completed its cash tender offers and consent solicitations with respect to the Existing Notes.

Under the 2009 Credit Agreement, the Company has the option to pay interest based on a floating base rate option equal to (i) the greater of the JPMorgan Chase Bank, N.A. (“JPMorgan”) prime rate or the federal funds effective rate plus 0.5% (subject to a floor equal to 4.50%) (“base rate loans”) or based on LIBOR (subject to a floor equal to 3.50%) (“LIBOR loans”), in each case plus a margin. The margin on all base rate loans is 5.5% and the margin on all LIBOR loans is 6.5%. The Company is required to repay $1.1 million of principal on its term loans on a quarterly basis. In addition, the Company is required to make Excess Cash Flow payments (as defined in the 2009 Credit Agreement), which will be applied ratably to the then outstanding term loans. Excess Cash Flow payments are due no later than 90 days after the end of the fiscal year.

The 2009 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default customary for agreements of this type. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2009 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. The 2009 Credit Agreement includes a broadening of the circumstances that would give rise to prepayment of the loans and the introduction of more restrictive covenants, particularly relating to indebtedness, investments, restricted payments and capital expenditures. Although there can be no assurances, the Company anticipates that, based on current projections (including projected borrowings and repayments under the Revolving Facility), its operating results for fiscal year 2009 will be sufficient to satisfy the financial covenants under the 2009 Credit Agreement.

The indebtedness under the 2009 Credit Agreement is guaranteed by Media and the domestic subsidiaries of the Company and is secured by liens on substantially all of the assets of Media, the Company and its domestic subsidiaries. In addition, the Company’s obligations are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, the Company and all of its existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of its existing or subsequently acquired or organized foreign subsidiaries.

The 2009 Credit Agreement requires the Company to pay, from the Effective Date until the termination of commitments under the Revolving Facility, a commitment fee equal to 1.0% of the unused portion of the revolving commitments.

Payments of principal due under the 2009 Credit Agreement (excluding any amounts required to be prepaid under the Excess Cash Flow provision) for the remainder of fiscal year 2009 and future fiscal years is as follows (in thousands):

Fiscal Year	Principal Amount
2009	$1,125
2010	4,500
2011	4,500
2012	64,500
2013	423,871

$498,496

(7) Senior Subordinated Indebtedness

On May 7, 1999, the Company issued $250.0 million in aggregate principal amount of the 2009 Notes. On February 14, 2002, the Company issued $150.0 million in aggregate principal amount of 2009 Notes. Pursuant to the terms of the indenture governing the 2009 Notes, the Company issued an additional $14.5 million aggregate principal amount of 2009 Notes on December 13, 2007. On January 23, 2003, the Company issued $150.0 million aggregate principal amount of the 2011 Notes and pursuant to the terms of the indenture governing the 2011 Notes, the Company issued an additional $5.5 million aggregate principal amount of 2011 Notes on December 13, 2007.

The Company failed to make the required semi-annual interest payment with respect to the 2009 Notes when due on November 1, 2008. Such failure resulted in an event of default pursuant to the terms of the indenture governing the 2009 Notes. The Company also failed to make the required semi-annual interest payment with respect to the 2011 Notes when due on January 15, 2009. In addition, the Company failed to file its quarterly report on Form 10-Q for the period ended September 30, 2008 when due on November 14, 2008. The Company also failed to comply with the requirements of indentures governing the Existing Notes relating to its failure to meet a specified leverage ratio as of September 30, 2008. As a result, the Company entered into forbearance agreements with existing holders of approximately 81% of the then outstanding aggregate principal amount of 2009 Notes and approximately 69% of the then outstanding aggregate principal amount of 2011 Notes, pursuant to which such holders agreed to forbear from exercising any remedies under the indentures governing the Existing Notes as a result of the Company’s aforementioned failures until the Company successfully completed its cash tender offers and consent solicitations with respect to the Existing Notes.

Upon the consummation of the tender offers and consent solicitations with respect to the Existing Notes on January 30, 2009, the Company paid all accrued and unpaid interest through January 30, 2009, with respect to the Existing Notes accepted for purchase on such date as part of the total consideration to Tendering Bondholders. Immediately after the consummation of such tender offers and consent solicitations, the Company used cash on hand to pay to any non-Tendering Bondholders of the Existing Notes the semi-annual interest payment with respect to their 2009 Notes that was due on November 1, 2008 and with respect to the 2011 Notes that was due on January 15, 2009.

On January 29, 2009, the Company executed the following supplemental indentures which eliminated substantially all of the restrictive covenants, certain events of default and other related provisions in the indentures governing the Existing Notes: (i) the Ninth Supplemental Indenture among the Company, the Guarantors named therein and HSBC Bank USA, National Association, as trustee, with respect to the 2009 Notes, and (ii) the Seventh Supplemental Indenture among the Company, the Guarantors named therein and HSBC Bank USA, National Association, as trustee, with respect to the 2011 Notes.

On January 30, 2009, the Company issued (i) $21.2 million aggregate principal amount of the Senior PIK Notes and (ii) $300.0 million aggregate principal amount of Senior Subordinated Notes. Also on January 30, 2009, Media sold 5,694,480 shares of Common Stock for an aggregate purchase price of $126.2 million, pursuant to a purchase agreement dated January 29, 2009, among Media, the Company, the other parties named therein and J.P. Morgan Securities Inc.

On January 30, 2009, $400.5 million of the 2009 Notes and $148.0 million of the 2011 Notes were validly tendered and accepted for payment and consents were delivered with respect to the Existing Notes. Because the Company completed the refinancing of its 2009 Notes on a long-term basis, the Company has classified the principal amount associated with the tendered portion of the 2009 Notes as non-current as of December 31, 2008. The cash proceeds received from the Offering, together with the Company’s cash on hand, were used to purchase the Existing Notes in the tender offers and to pay approximately $35.0 million of fees and expenses related to the Offering and the tender offers and consent solicitations.

The Senior PIK Notes are unsecured senior obligations of the Company and are effectively subordinated to all of the Company’s existing and future secured debt, including obligations under the Company’s 2009 Credit Agreement. The Senior PIK Notes will mature on May 1, 2013. Interest on the Senior PIK Notes will accrue at the rate of 9% per annum based upon the outstanding principal amount. The 2009 Credit Agreement prohibits the payment of cash interest on the Senior PIK Notes.

The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to the Company’s existing and future senior debt, including obligations under the Company’s 2009 Credit Agreement and the Senior PIK Notes. The Senior Subordinated Notes will mature on November 1, 2013. Interest on the Senior Subordinated Notes will accrue at the rate of 14% per annum based upon the outstanding principal amount of the Senior Subordinated Notes (with (i) 10% per annum payable in cash, (ii) 2% per annum payable, at the Company’s option, either in cash or by the issuance of additional Senior Subordinated Notes, and (iii) 2% per annum payable (x) in cash when the Company’s Excess Cash Flow for the most recently completed fiscal year ended prior to an interest payment date is greater than $27.5 million and (y) at the Company’s option, either in cash or by the issuance of additional Senior Subordinated Notes when the Company’s Excess Cash Flow for the most recently completed fiscal year ended prior to an interest payment date is less than or equal to $27.5 million).

As of the date hereof, the 2009 Credit Agreement does not permit the payment of cash interest on the Senior Subordinated Notes (i) at a rate in excess of 10% per annum when the Company’s Excess Cash Flow for the most recently completed fiscal year ended prior to an interest payment date is less than or equal to $27.5 million and (ii) at a rate in excess of 12% per annum when the Company’s Excess Cash Flow for the most recently completed fiscal year ended prior to an interest payment date is greater than $27.5 million.

The Company will pay interest on the New Notes semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2009. Interest for the first interest period with respect to (a) the Senior PIK Notes will be paid entirely by the issuance of additional Senior PIK Notes and (b) the Senior Subordinated Notes will be paid at the rate of 10% per annum in cash and 4% per annum in the form of additional Senior Subordinated Notes.

Under the indenture governing the Senior PIK Notes (the “Senior PIK Notes Indenture”) and the indenture governing the Senior Subordinated Notes (the “Senior Subordinated Indenture” and, together with the Senior PIK Notes Indenture, the “Indentures”), the Company is permitted to redeem some or all of the New Notes, at its option, at redemption prices set forth below.

Year	Percentage
January 30, 2009 to October 31, 2009	103.00%
November 1, 2009 to October 31, 2010	102.00%
November 1, 2010 to October 31, 2011	101.00%
November 1, 2011 and thereafter	100.00%

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

(8) Income Taxes

The Company recorded a benefit for income taxes of $45.4 million and $42.5 million for the fiscal quarter and three fiscal quarters ended December 31, 2008, respectively. During the fiscal quarter ended December 31, 2008, the Company recorded non-cash impairment charges under SFAS No. 142 and SFAS No. 144 of $217.8 million, which resulted in an income tax benefit of $46.8 million due to the reversal of previously recorded deferred income tax liabilities.

During the fiscal quarter ended December 31, 2008, the Company received consents from the Internal Revenue Service related to changes in tax accounting methods. Primarily due to the ability to carryback net operating losses resulting from these consents, the Company’s unrecognized tax benefits decreased by $4.2 million for the three fiscal quarters ended December 31, 2008, which resulted in an income tax receivable of $2.3 million, plus interest of $1.0 million. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2008, the Company’s unrecognized tax benefits were $4.1 million.

The Company is evaluating the tax effects of the restructuring of the Company’s capital structure and the completion of its cash tender offers, which may result in the recognition of cancellation of indebtedness income and the utilization of all or a portion of the Company’s previously valued net operating loss carry-forwards. Further, as a result of the Tendering Bondholders acquiring 94.9% of Media’s Common Stock, the Company underwent an ownership change under Internal Revenue Code Section 382, which could also provide annual limitations on the use of any remaining net operating loss carryovers or built-in deductions.

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

The following table sets forth total operating revenues, pre-tax income (loss) from discontinued operations, income taxes and income (loss) from discontinued operations for the fiscal quarter and three fiscal quarters ended December 31, 2007 and 2008, respectively (in thousands):

	Fiscal Quarter Ended December 31,		Three Fiscal Quarters Ended December 31,
	2007	2008	2007	2008
Total operating revenues	$23	$—	$903	$—

Pre-tax income (loss) from discontinued operations	$7	$—	$(749)	$500
Income taxes	—	—	—	—

Income (loss) from discontinued operations	$7	$—	$(749)	$500	(a)

(a)	Represents a gain on the proceeds from the sale of one of the discontinued operations.

(10) Litigation

On February 9, 2009, Media and the Company’s subsidiary, Distribution Services, Inc. (“DSI”), were sued in the Federal District Court for the Southern District of New York along with several other major publishers, magazine wholesalers, and distributors, for allegedly “boycotting” Source Interlink Distribution L.L.C. (“Source”) as a wholesaler, and other related claims. In August 2008, Source had notified Media of its non-renewal of its contract with Media as of December 31, 2008. Thereafter, Media operated without a contract with Source, which Source has characterized as an “at will” arrangement. In January 2009, Source sought to impose a 7 cent per-copy increase for each magazine distributed by Source. This would have represented approximately a 21 cent per-copy increased charge for each Media magazine actually sold. When Media refused to pay the increase, Source terminated its so-called “at-will” relationship with Media. Like Media, three other publishers, Bauer Publishing Co., Time Inc. and Hachette Filipacchi Media, U.S., declined the 7 cent per-copy increase. In its lawsuit, Source claimed that the four publishers, including Media, were colluding with other wholesalers and distributors to boycott Source as a wholesaler. Source sought an injunction requiring Media and the other publishers to continue to do business with it, treble damages in an unspecified amount and other relief. On February 11, 2009, the court granted a temporary restraining order which mandates that Media must continue doing business with Source under terms and conditions as of January 2009, i.e., not including the 7 cent per-copy increase. On February 18, 2009, Source announced that it had reached a settlement with Time Inc. and its distribution company. Consequently, Source has announced that it is abandoning its request for a court order requiring the publishers to do business with Source. Media and DSI believe that their insurance will cover at least a portion of their costs for the defense of the action brought by Source and that they have good defenses to the asserted claims. Discovery is just beginning in this matter and the outcome of the litigation, therefore, is not possible to predict nor is it possible for the Company to estimate the impact, if any, of these events on its operations.

In addition, various suits and claims arising from the publication of the Company’s magazines have been instituted against the Company. The Company has insurance policies that likely would be available to recover any reasonably foreseeable material litigation costs and expenses. The Company periodically evaluates and assesses the risks and uncertainties associated with such litigation independent from those associated with the Company’s potential claim for recovery from third party insurance carriers. At present, in the opinion of management, after consultation with outside legal counsel, the liability resulting from such litigation, if any, will not have a material effect on the Company’s Unaudited Condensed Consolidated Financial Statements.

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

The Celebrity Publications segment aggregation includes Star and Country Weekly.

The Tabloid Publications segment aggregation includes National Enquirer, Globe, and National Examiner.

The Women’s Health and Fitness Publications segment aggregation includes Shape and Fit Pregnancy.

The Distribution Services segment is comprised of DSI, which arranges for the placement of the Company’s publications and third-party publications with retailers, and monitors through its regional managers and merchandising staff that these publications are properly displayed in stores, primarily national and regional supermarket chains and major retail chains such as Wal-Mart, Kroger Companies, Safeway, Super Valu/Albertson’s, Stop & Shop/Giant Food, Publix, H.E. Butt, Food Lion/Sweetbay, Great A&P Tea Company and Winn Dixie. DSI coordinates (also known as acting as a “category manager/front-end advisor”) the racking of magazine fixtures for selected retailers. In addition, DSI provides sales of marketing, merchandising and information gathering services for third parties including non-magazine clients.

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

Segment Data

The following table presents the results of, and assets employed in, the Company’s five reporting segments for the fiscal quarter and three fiscal quarters ended December 31, 2007 and 2008, respectively. The information includes certain intersegment transactions and is, therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Intersegment transactions represent intercompany advertising and other services, which are billed at what management believes are prevailing market rates. These intersegment transactions, which represent transactions between operating units in different business segments, are eliminated in consolidation. The results of operations exclude the results of our discontinued operations for all periods presented. See Note 9, “Discontinued Operations,” for a discussion regarding discontinued operations.

			Segment (in thousands)							(in thousands)
			Celebrity Publications	Tabloid Publications	Women’s Health and Fitness Publications	Distribution Services	Corporate/ Other (1)	Elimination Entries		Consolidated Total
Operating revenues
Quarter ended December 31,	2007		$32,161	$35,807	$15,666	$8,400	$24,714	$(2,218	)(2)	$114,530
	2008		$25,318	$31,302	$13,071	$8,290	$25,512	$(2,205	)(2)	$101,288

Three Quarters ended December 31,	2007		$97,244	$107,398	$63,511	$24,284	$81,838	$(6,699	)(2)	$367,576
	2008		$87,762	$100,269	$56,941	$25,659	$84,804	$(6,526	)(2)	$348,909

Operating income (loss)
Quarter ended December 31,	2007		$7,590	$16,589	$3,064	$2,028	$(12,027)	$—		$17,244
	2008	(3)	$(59,050)	$(71,516)	$(61,506)	$1,359	$(18,503)	$—		$(209,216)

Three Quarters ended December 31,	2007		$25,949	$50,781	$22,147	$5,834	$(29,813)	$—		$74,898
	2008	(3)	$(44,009)	$(39,941)	$(48,351)	$6,021	$(28,416)	$—		$(154,696)

Depreciation and amortization
Quarter ended December 31,	2007		$496	$655	$—	$4	$1,904	$—		$3,059
	2008		$430	$655	$—	$47	$1,452	$—		$2,584

Three Quarters ended December 31,	2007		$1,480	$1,970	$—	$20	$6,089	$—		$9,559
	2008		$1,292	$1,966	$—	$109	$4,554	$—		$7,921

Provision for Impairment of Intangible Assets and Goodwill
Quarter ended December 31,	2007		$—	$—	$—	$—	$—	$—		$—
	2008		$60,472	$84,247	$62,090	$—	$11,015	$—		$217,824

Three Quarters ended December 31,	2007		$—	$—	$—	$—	$—	$—		$—
	2008		$60,472	$84,247	$62,090	$—	$11,015	$—		$217,824

Amortization of deferred rack costs
Quarter ended December 31,	2007		$506	$1,122	$140	$—	$813	$—		$2,581
	2008		$833	$1,327	$166	$—	$695	$—		$3,021

Three Quarters ended December 31,	2007		$1,835	$3,707	$523	$—	$2,787	$—		$8,852
	2008		$2,430	$3,889	$350	$—	$2,245	$—		$8,914

Total Assets
At March 31, 2008			$179,319	$335,125	$103,889	$17,246	$305,580	$—		$941,159
At December 31, 2008			$112,026	$245,665	$91,638	$19,275	$231,916	$—		$700,520

(1)	Income tax expense (benefit) of $4.4 million and $(45.4) million, interest expense of $25.1 million and $24.3 million, other expense related to senior subordinated notes to be issued of $0.2 million and $0, and amortization of deferred debt costs of $2.8 million and $2.8 million for the fiscal quarters ended December 31, 2007 and December 31, 2008, respectively, are included in the Corporate/Other segment. Income tax expense (benefit) of $7.7 million and $(42.5) million, interest expense of $74.6 million and $69.9 million, other expense related to senior subordinated notes to be issued of $17.1 million and $0, and amortization of deferred debt costs of $8.2 million and $8.4 million for the three fiscal quarters ended December 31, 2007 and December 31, 2008, respectively, are included in the Corporate/Other segment.
(2)	Amount represents revenues from transactions with other operating segments of the Company.
(3)	Operating income (loss) includes the provision for impairment of tradenames and other identified intangible assets of $47.9 million for Celebrity Publications, $31.9 million for Tabloid Publications, $15.0 million for Women’s Health and Fitness Publications and $8.3 million for Corporate/Other and the provision for impairment of goodwill of $12.6 million for Celebrity Publications, $52.3 million for Tabloid Publications, $47.1 million for Women’s Health and Fitness Publications and $2.7 million for Corporate/Other. The amounts related to the provision for impairment of goodwill represent estimated non-cash impairment charges as these charges are probable and can be reasonably estimated. The Company is currently finalizing the second step of the goodwill impairment test. The Company will increase or decrease the amount of these goodwill impairment charges, as necessary, based upon finalizing its review of the impairment test in the fourth fiscal quarter of 2009 prior to filing the Company’s fiscal year 2009 Form 10-K.

(12) Recent Accounting Pronouncements

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP No. FAS 157-3”). FSP No. FAS 157-3 provides clarification on determining fair value under SFAS No. 157 when markets are inactive. FSP No. FAS 157-3 was effective immediately upon issuance by the FASB on October 10, 2008. The adoption of FSP No. FAS 157-3 did not have an impact on the Company’s results of operations, financial position or cash flows.

(13) Supplemental Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information of (a) the parent company, American Media Operations, Inc., as issuer of the Existing Notes, (b) on a combined basis, the subsidiary guarantors of the Existing Notes, and (c) on a combined basis, the subsidiaries that are not guarantors of the Existing Notes. Separate financial statements of the subsidiary guarantors are not presented because each of the subsidiary guarantors is 100% owned by the parent company issuer and the guarantee by each subsidiary guarantor is full and unconditional and joint and several. As a result and in accordance with Rule 3-10(f) of Regulation
S-X under the Securities Exchange Act of 1934, the Company includes the following:

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$465	$53,936	$1,100	$—	$55,501
Trade receivables, net	—	45,223	1,943	—	47,166
Inventories	—	25,779	430	—	26,209
Prepaid expenses and other current assets	19	17,796	420	(3,396)	14,839

Total current assets	484	142,734	3,893	(3,396)	143,715

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	1,802	—	—	1,802
Furniture, fixtures and equipment	—	26,375	381	—	26,756
Less – accumulated depreciation	—	(23,627)	(337)	—	(23,964)

Total property and equipment, net	—	4,550	44	—	4,594

OTHER ASSETS:
Deferred debt costs, net	17,722	—	—	—	17,722
Deferred rack costs, net	—	8,168	—	—	8,168
Other long-term assets	—	2,355	7	—	2,362
Investment in subsidiaries	418,887	661	—	(419,548)	—

Total other assets	436,609	11,184	7	(419,548)	28,252

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	240,464	4,510	—	244,974
Other identified intangibles, net	6,000	272,985	—	—	278,985

Total goodwill and other identified intangible assets	6,000	513,449	4,510	—	523,959

TOTAL ASSETS	$443,093	$671,917	$8,454	$(422,944)	$700,520

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Term loan and revolving credit facility	$4,500	$—	$—	$—	$4,500
Senior subordinated notes, net	14,009	—	—	—	14,009
Accounts payable	—	25,626	832	—	26,458
Accrued expenses and other liabilities	5,810	48,701	471	4,156	59,138
Accrued interest	45,015	1	—	—	45,016
Deferred revenues	13	41,852	391	—	42,256

Total current liabilities	69,347	116,180	1,694	4,156	191,377

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	493,996	—	—	—	493,996
Senior subordinated notes, net	554,855	—	—	—	554,855
Deferred income taxes	—	57,210	(253)	(7,552)	49,405
Due to (from) affiliates	(85,992)	79,640	6,352	—	—

Total liabilities	1,032,206	253,030	7,793	(3,396)	1,289,633

STOCKHOLDER’S EQUITY (DEFICIT):
Total stockholder’s equity (deficit)	(589,113)	418,887	661	(419,548)	(589,113)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$443,093	$671,917	$8,454	$(422,944)	$700,520

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$156	$60,534	$3,476	$—	$64,166
Trade receivables, net	—	54,392	2,682	—	57,074
Inventories	—	28,058	571	—	28,629
Prepaid expenses and other current assets	38	13,694	610	(113)	14,229

Total current assets	194	156,678	7,339	(113)	164,098

PROPERTY AND EQUIPMENT, NET:
Leasehold improvements	—	1,648	—	—	1,648
Furniture, fixtures and equipment	—	42,600	505	—	43,105
Less – accumulated depreciation	—	(39,234)	(422)	—	(39,656)

Total property and equipment, net	—	5,014	83	—	5,097

OTHER ASSETS:
Deferred debt costs, net	14,050	—	—	—	14,050
Deferred rack costs, net	—	7,749	—	—	7,749
Other long-term assets	—	2,741	9	—	2,750
Investment in subsidiaries	530,899	3,984	—	(534,883)	—

Total other assets	544,949	14,474	9	(534,883)	24,549

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS:
Goodwill	—	355,153	4,510	—	359,663
Other identified intangibles, net	6,000	381,752	—	—	387,752

Total goodwill and other identified intangible assets	6,000	736,905	4,510	—	747,415

TOTAL ASSETS	$551,143	$913,071	$11,941	$(534,996)	$941,159

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Term loan	$12,629	$—	$—	$—	$12,629
Accounts payable	87	41,342	1,082	—	42,511
Accrued expenses and other liabilities	4,838	55,939	(18)	4,451	65,210
Accrued interest	24,246	1	—	—	24,247
Deferred revenues	134	40,952	580	—	41,666

Total current liabilities	41,934	138,234	1,644	4,451	186,263

NON-CURRENT LIABILITIES:
Term loan and revolving credit facility	497,371	—	—	—	497,371
Senior subordinated notes, net	567,681	—	—	—	567,681
Deferred income taxes	—	93,567	(77)	(4,564)	88,926
Due to (from) affiliates	(156,761)	150,371	6,390	—	—

Total liabilities	950,225	382,172	7,957	(113)	1,340,241

STOCKHOLDER’S EQUITY (DEFICIT):
Total stockholder’s equity (deficit)	(399,082)	530,899	3,984	(534,883)	(399,082)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$551,143	$913,071	$11,941	$(534,996)	$941,159

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$56,666	$1,189	$—	$57,855
Advertising	—	33,348	1,525	—	34,873
Other	371	7,899	290	—	8,560

Total operating revenues	371	97,913	3,004	—	101,288

OPERATING EXPENSES:
Editorial	—	11,543	187	—	11,730
Production	419	32,630	919	—	33,968
Distribution, circulation and other cost of sales	—	21,111	574	—	21,685
Selling, general and administrative	10	21,825	878	—	22,713
Depreciation and amortization	—	2,575	9	—	2,584
Provision for impairment of intangible assets and goodwill	—	217,824	—	—	217,824

Total operating expenses	429	307,508	2,567	—	310,504

OPERATING (LOSS) INCOME	(58)	(209,595)	437	—	(209,216)

OTHER INCOME (EXPENSE):
Interest expense	(24,274)	8	—	—	(24,266)
Amortization of deferred debt costs	(2,803)	—	—	—	(2,803)
Other (expense) income, net	13	138	5	—	156

Total other (expense) income	(27,064)	146	5	—	(26,913)

(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND EQUITY IN (LOSSES) EARNINGS OF CONSOLIDATED SUBSIDIARIES	(27,122)	(209,449)	442	—	(236,129)

PROVISION (BENEFIT) FOR INCOME TAXES	17,317	(62,858)	153	—	(45,388)

EQUITY IN (LOSSES) EARNINGS OF CONSOLIDATED SUBSIDIARIES	(146,302)	289	—	146,013	—

NET (LOSS) INCOME	$(190,741)	$(146,302)	$289	$146,013	$(190,741)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE THREE FISCAL QUARTERS ENDED DECEMBER 31, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$190,141	$4,080	$—	$194,221
Advertising	—	120,950	5,129	—	126,079
Other	3,304	24,341	964	—	28,609

Total operating revenues	3,304	335,432	10,173	—	348,909

OPERATING EXPENSES:
Editorial	—	36,837	619	—	37,456
Production	2,213	100,793	2,872	—	105,878
Distribution, circulation and other cost of sales	—	64,068	1,758	—	65,826
Selling, general and administrative	274	65,610	2,816	—	68,700
Depreciation and amortization	—	7,889	32	—	7,921
Provision for impairment of intangible assets and goodwill	—	217,824	—	—	217,824

Total operating expenses	2,487	493,021	8,097	—	503,605

OPERATING INCOME (LOSS)	817	(157,589)	2,076	—	(154,696)

OTHER INCOME (EXPENSE):
Interest expense	(69,756)	(183)	—	—	(69,939)
Amortization of deferred debt costs	(8,355)	—	—	—	(8,355)
Other (expense) income, net	(424)	579	85	—	240

Total other (expense) income	(78,535)	396	85	—	(78,054)

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, EQUITY IN (LOSSES) EARNINGS OF CONSOLIDATED SUBSIDIARIES AND (LOSS) INCOME FROM DISCONTINUED OPERATIONS	(77,718)	(157,193)	2,161	—	(232,750)

(BENEFIT) PROVISION FOR INCOME TAXES	—	(43,190)	670	—	(42,520)

EQUITY IN (LOSSES) EARNINGS OF CONSOLIDATED SUBSIDIARIES	(112,012)	1,491	—	110,521	—

(LOSS) INCOME FROM CONTINUING OPERATIONS	(189,730)	(112,512)	1,491	110,521	(190,230)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	500	—	—	500

NET (LOSS) INCOME	$(189,730)	$(112,012)	$1,491	$110,521	$(189,730)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$66,507	$1,714	$—	$68,221
Advertising	—	35,987	1,805	—	37,792
Other	(14)	8,183	348	—	8,517

Total operating revenues	(14)	110,677	3,867	—	114,530

OPERATING EXPENSES:
Editorial	—	12,804	338	—	13,142
Production	40	31,704	1,021	—	32,765
Distribution, circulation and other cost of sales	—	21,428	593	—	22,021
Selling, general and administrative	—	25,231	1,068	—	26,299
Depreciation and amortization	—	3,055	4	—	3,059

Total operating expenses	40	94,222	3,024	—	97,286

OPERATING (LOSS) INCOME	(54)	16,455	843	—	17,244

OTHER INCOME (EXPENSE):
Interest expense	(25,017)	(72)	—	—	(25,089)
Senior subordinated notes to be issued	182	—	—	—	182
Amortization of deferred debt costs	(2,764)	—	—	—	(2,764)
Other income, net	27	695	99	—	821

Total other (expense) income	(27,572)	623	99	—	(26,850)

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES AND INCOME FROM DISCONTINUED OPERATIONS	(27,626)	17,078	942	—	(9,606)

(BENEFIT) PROVISION FOR INCOME TAXES	(8,306)	12,367	302	—	4,363

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	5,358	640	—	(5,998)	—

(LOSS) INCOME FROM CONTINUING OPERATIONS	(13,962)	5,351	640	(5,998)	(13,969)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	7	—	—	7

NET (LOSS) INCOME	$(13,962)	$5,358	$640	$(5,998)	$(13,962)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE THREE FISCAL QUARTERS ENDED DECEMBER 31, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
OPERATING REVENUES:
Circulation	$—	$200,628	$4,692	$—	$205,320
Advertising	—	129,388	5,290	—	134,678
Other	2,848	23,778	952	—	27,578

Total operating revenues	2,848	353,794	10,934	—	367,576

OPERATING EXPENSES:
Editorial	—	37,764	976	—	38,740
Production	1,880	99,699	2,959	—	104,538
Distribution, circulation and other cost of sales	—	63,082	1,777	—	64,859
Selling, general and administrative	144	71,774	3,064	—	74,982
Depreciation and amortization	—	9,516	43	—	9,559

Total operating expenses	2,024	281,835	8,819	—	292,678

OPERATING INCOME	824	71,959	2,115	—	74,898

OTHER (EXPENSE) INCOME:
Interest expense	(74,343)	(255)	—	—	(74,598)
Senior subordinated notes to be issued	(17,109)	—	—	—	(17,109)
Amortization of deferred debt costs	(8,209)	—	—	—	(8,209)
Other (expense) income, net	(420)	1,926	152	—	1,658

Total other (expense) income	(100,081)	1,671	152	—	(98,258)

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES, EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES AND LOSS FROM DISCONTINUED OPERATIONS	(99,257)	73,630	2,267	—	(23,360)

(BENEFIT) PROVISION FOR INCOME TAXES	(24,648)	31,677	702	—	7,731

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	42,769	1,565	—	(44,334)	—

(LOSS) INCOME FROM CONTINUING OPERATIONS	(31,840)	43,518	1,565	(44,334)	(31,091)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(749)	—	—	(749)

NET (LOSS) INCOME	$(31,840)	$42,769	$1,565	$(44,334)	$(31,840)

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE FISCAL QUARTERS ENDED DECEMBER 31, 2008

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(49,677)	$67,623	$1,606	$(3,500)	$16,052

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(1,796)	(9)	—	(1,805)
Proceeds from sale of assets	—	43	—	—	43
Proceeds from sale of discontinued operations	—	500	—	—	500
Investment in Mr. Olympia, LLC	(300)	—	—	—	(300)

Net cash used in investing activities	(300)	(1,253)	(9)	—	(1,562)

Cash Flows from Financing Activities:
Due to (from) affiliates	72,968	(72,968)	—	—	—
Proceeds from revolving credit facility	74,000	—	—	—	74,000
Term loan and revolving credit facility principal repayments	(85,504)	—	—	—	(85,504)
Payment of deferred debt costs	(11,178)	—	—		(11,178)
Dividend paid to parent	—	—	(3,500)	3,500	—

Net cash provided by (used in) financing activities	50,286	(72,968)	(3,500)	3,500	(22,682)

Effect of exchange rate changes on cash	—	—	(473)	—	(473)

Net Increase (Decrease) in Cash and Cash Equivalents	309	(6,598)	(2,376)	—	(8,665)
Cash and Cash Equivalents, Beginning of Period	156	60,534	3,476	—	64,166

Cash and Cash Equivalents, End of Period	$465	$53,936	$1,100	$—	$55,501

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE FISCAL QUARTERS ENDED DECEMBER 31, 2007

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Condensed Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(84,321)	$81,299	$1,208	$—	$(1,814)

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(1,388)	(24)	—	(1,412)
Proceeds from sale of assets	—	408	—	—	408
Investment in Mr. Olympia, LLC	(300)	—	—	—	(300)

Net cash used in investing activities	(300)	(980)	(24)	—	(1,304)

Cash Flows from Financing Activities:
Due to (from) affiliates	87,550	(87,550)	—	—	—
Payment of deferred debt costs	(942)	—	—	—	(942)

Net cash provided by (used in) financing activities	86,608	(87,550)	—	—	(942)

Effect of exchange rate changes on cash	—	—	195	—	195

Net Increase (Decrease) in Cash and Cash Equivalents	1,987	(7,231)	1,379	—	(3,865)
Cash and Cash Equivalents, Beginning of Period	—	58,522	1,892	—	60,414

Cash and Cash Equivalents, End of Period	$1,987	$51,291	$3,271	$—	$56,549

(14) Subsequent Events

In April 2003, Media, THL Managers V, LLC, an affiliate of Thomas H. Lee Partners L.P. (“T.H. Lee”), and Evercore Advisors L.P., an affiliate of Evercore Partners LLP (“Evercore”), entered into a management agreement (the “Management Agreement”) pursuant to which THL Managers V, LLC and Evercore Advisors L.P. provided certain management and advisory services to Media and its subsidiaries for an annual fee of $1.0 million each. Management fees of $1.0 million were paid to each of Evercore and T.H. Lee in fiscal year 2006. Pursuant to certain of the supplemental indentures the Company entered into in fiscal year 2007, such fees for fiscal years 2007, 2008 and 2009 have been accrued and payments for such fees were not made beginning in fiscal year 2007 or thereafter. As required by the 2009 Credit Agreement, the Management Agreement was terminated as of January 30, 2009 and unpaid management fees totaling $6.0 million were waived.

In January 2009, the Company terminated approximately 70 employees to improve the Company’s profitability and future net cash flows. This activity resulted in a charge of approximately $2.0 million for termination benefits, which will be recorded in the fourth quarter of fiscal year 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is a discussion of our financial condition and results of operations for the fiscal quarter and three fiscal quarters ended December 31, 2008. This discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the Notes thereto. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes the results of our discontinued operations for the fiscal quarter and three fiscal quarters ended December 31, 2008 and 2007, respectively. See Note 9, “Discontinued Operations,” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I herein for a discussion regarding discontinued operations.

Executive Summary

The Company’s results for fiscal year 2009 are being adversely affected by overall market weakness due to the current economic slowdown. These difficult conditions have impacted the businesses and results of operations of the Company and we do not expect these conditions to improve in the near-term.

We are a leading publisher in the field of celebrity journalism and health and fitness magazines. Our publications include Star, Shape, Men’s Fitness, Fit Pregnancy, Natural Health, Muscle & Fitness, Muscle & Fitness Hers, Flex, National Enquirer, Globe, Country Weekly, Mira!, Sun, National Examiner and other publications. Our magazines comprise approximately 21% of total U.S. and Canadian newsstand circulation for audited (by the Audited Bureau of Circulations or “ABC”) weekly publications. For the three fiscal quarters ended December 31, 2008, total average newsstand and subscription circulation per issue for all of our publications that are currently published and have a frequency of six or more times per year was approximately 7.2 million copies.

For the three fiscal quarters ended December 31, 2008 and 2007, approximately 56% of our total operating revenues were from circulation. Single copy sales accounted for approximately 82% and 83% of such circulation revenues in the three fiscal quarters ended December 31, 2008 and 2007, respectively, and the remainder was from subscription sales.

Our advertising revenue is primarily generated by national advertisers, including sports nutrition products, entertainment, packaged goods, pharmaceutical, sports apparel, beauty and cosmetics, fashion and direct response. For the three fiscal quarters ended December 31, 2008 and 2007, approximately 36% and 37%, respectively, of our total operating revenues were from advertising.

Our primary operating costs and expenses are comprised of editorial, production, distribution, circulation and other cost of sales and selling, general and administrative expenses. The largest components of our costs are related to production, which includes printing, paper and circulation expenses. Circulation costs primarily include the costs associated with subscription fulfillment, subscription postage and newsstand transportation. Editorial costs include salaries and costs associated with freelancers, manuscripts and photographs.

During the third fiscal quarter ended December 31, 2008, we recorded a $217.8 million non-cash impairment charge relating to our goodwill, tradenames and other identified intangibles. The amounts related to the provision for impairment of goodwill represent estimated non-cash impairment charges as these charges are probable and can be reasonably estimated. We are currently finalizing the second step of the goodwill impairment test. We will increase or decrease the amount of these goodwill impairment charges, as necessary, based upon finalizing the impairment test in the fourth fiscal quarter of 2009 prior to filing the Company’s fiscal year 2009 Form 10-K. For a detailed description of this impairment charge, see Note 4, “Goodwill and Other Identified Intangible Assets,” in the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

We implemented initiatives relating to cost savings and revenue enhancements opportunities (the “Management Action Plan”) during the fiscal quarter ended June 30, 2008 which were expected to result in approximately $21.0 million of cost savings and approximately $2.0 million of revenue enhancements during fiscal year 2009 as compared to our fiscal year 2009 budget. We currently expect the Management Action Plan to result in approximately $25.7 million of cost savings and approximately $8.2 million of revenue enhancements during fiscal year 2009 as compared to our fiscal year 2009 budget. Cost savings primarily include cost reductions related to employee-related expenses and selling, general and administrative expenses, as well as production and subscription expenses. Revenue enhancements include certain cover price increases and the publishing of an additional issue of seven of our publications, as well as the publication of four special interest publications during fiscal year 2009. We may not ultimately be able to realize some of the benefits of these initiatives.

We also implemented additional initiatives relating to cost savings opportunities (the “Supplemental Management Action Plan”) during the fiscal quarter ended March 31, 2009 that we currently expect will result in additional annual savings of approximately $23.5 million. For the fiscal quarter ending March 31, 2009, we expect to realize approximately $2.6 million of these additional cost savings. Cost savings primarily include cost reductions related to employee-related expenses and production and subscription expenses. We may not ultimately be able to realize some of the benefits of these initiatives.

On January 30, 2009, we successfully completed our cash tender offers and receipt of requisite consents in the related consent solicitations in respect of our outstanding senior subordinated notes, consisting of (1) $414.5 million aggregate principal amount of 10 1/4% Series B Senior Subordinated Notes due 2009 (the “2009 Notes”) and (2) $155.5 million aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2011 (the “2011 Notes” and, together with the 2009 Notes, the “Existing Notes”). $400.5 million of the 2009 Notes and $148.0 million of the 2011 Notes were validly tendered and accepted for payment and consents were delivered with respect to the Existing Notes.

On December 31, 2008, we amended and restated our Credit Agreement dated as of January 30, 2006 (the “2006 Credit Agreement), among the Company, our parent company (“Media”), the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Deutsche Bank Securities Inc., as Syndication Agent (the “2009 Credit Agreement”). On January 30, 2009, concurrently with the consummation of our cash tender offers, the 2009 Credit Agreement became effective.

On January 30, 2009, we issued (i) $21.2 million aggregate principal amount of 9% Senior PIK Notes due 2013 (the “Senior PIK Notes”) and (ii) $300.0 million aggregate principal amount of 14% Senior Subordinated Notes due 2013 (the “Senior Subordinated Notes” and, together with the Senior PIK Notes, the “New Notes”). Also on January 30, 2009, Media sold 5,694,480 shares of common stock (the “Common Stock” and, together with the New Notes, the “Securities”) for an aggregate purchase price of $126.2 million, pursuant to a purchase agreement dated January 29, 2009, among Media, the Company, the other parties named therein and J.P. Morgan Securities Inc. The cash proceeds from the offering of the Securities (the “Offering”), together with our cash on hand, were used to purchase the Existing Notes in the tender offers and to pay approximately $35.0 million of fees and expenses related to the Offering and the tender offers and consent solicitations.

As a result of the restructuring of our capital structure and the issuance of Common Stock by Media to the bondholders who participated in the cash tender offers completed on January 30, 2009 and receipt of requisite consent solicitations (the “Tendering Bondholders”), the Tendering Bondholders acquired 94.9% of Media’s Common Stock on January 30, 2009. Media’s equityholders prior to the financial restructuring (the “Existing Equityholders”) retained 5.1% of Media’s Common Stock.

We are evaluating the tax effects of the restructuring of our capital structure and the completion of our cash tender offers, which may result in the recognition of cancellation of indebtedness income and the utilization of all or a portion of our previously valued net operating loss carry-forwards. Further, as a result of the Tendering Bondholders acquiring 94.9% of Media’s Common Stock, we underwent an ownership change under Internal Revenue Code Section 382, which could also provide annual limitations on the use of any remaining net operating loss carryovers or built-in deductions.

RESULTS OF OPERATIONS

The following table presents our results of operations by segment for the periods indicated (in thousands):

	For the Fiscal Quarter Ended December 31,		For the Three Fiscal Quarters Ended December 31,
	2007	2008	2007	2008
Operating Revenue
Celebrity Publications	$32,161	$25,318	$97,244	$87,762
Tabloid Publications	35,807	31,302	107,398	100,269
Women’s Health and Fitness Publications	15,666	13,071	63,511	56,941
Distribution Services	8,400	8,290	24,284	25,659
Corporate/Other	24,714	25,512	81,838	84,804
Intersegment Eliminations	(2,218)	(2,205)	(6,699)	(6,526)

Total Operating Revenue	$114,530	$101,288	$367,576	$348,909

Operating Income (Loss) (1)
Celebrity Publications	$7,590	$(59,050)	$25,949	$(44,009)
Tabloid Publications	16,589	(71,516)	50,781	(39,941)
Women’s Health and Fitness Publications	3,064	(61,506)	22,147	(48,351)
Distribution Services	2,028	1,359	5,834	6,021
Corporate/Other	(12,027)	(18,503)	(29,813)	(28,416)

Total Operating Income (Loss)	$17,244	$(209,216)	$74,898	$(154,696)

(1)	Operating income (loss) for the fiscal quarter and three fiscal quarters ended December 31, 2008 includes impairment losses for tradenames, goodwill and other identified intangibles of $60.5 million for Celebrity Publications, $84.2 million for Tabloid Publications, $62.1 million for Women’s Health and Fitness Publications and $11.0 million for Corporate/Other segments. The amounts related to the provision for impairment of goodwill represent estimated non-cash impairment charges as these charges are probable and can be reasonably estimated. We are currently finalizing the second step of the goodwill impairment test. We will increase or decrease the amount of these goodwill impairment charges, as necessary, based upon the completion of our review of the impairment test in the fourth fiscal quarter of 2009 prior to filing the Company’s fiscal year 2009 Form 10-K. See Note 4, “Goodwill and Other Identified Intangible Assets,” in the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

Comparison of Fiscal Quarter Ended December 31, 2008 vs. Fiscal Quarter Ended December 31, 2007

Operating Revenue

Total operating revenue was $101.3 million and $114.5 million for the fiscal quarters ended December 31, 2008 and 2007, respectively, representing a decrease in revenue of $13.2 million, or 11.6%. This decrease was primarily due to softness in newsstand sales caused by the current economic slowdown, which resulted in lower circulation revenues as a result of a reduced number of single copies sold in our Celebrity Publications, Tabloid Publications, Corporate/Other and Women’s Health and Fitness Publications segments. Furthermore, the continued overall market weakness in advertising spending due to the current economic slowdown triggered decreases in advertising revenue in our Celebrity Publications and Women’s Health and Fitness Publications segments. These decreases were partially offset by increases in advertising revenues in our Corporate/Other segment primarily as a result of the impact to operating revenue of having one additional issue of Flex in the fiscal quarter ended December 31, 2008 when compared to the prior year period.

As of December 31, 2008, single copy revenue consisted of copies distributed to newsstands primarily by four wholesalers, which we estimate represented 83% of the newsstand distribution market, as well as several smaller wholesalers who represented the remaining 17%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Tabloid Publications, Women’s Health and Fitness Publications and Corporate/Other segments. In the fiscal quarter ended December 31, 2008, three wholesalers each accounted for greater than 10% of our total operating revenue and, in the aggregate, accounted for approximately 37% of our total operating revenue. In the fiscal quarter ended December 31, 2007, three wholesalers accounted for greater than 10% of our total operating revenue and, in the aggregate, accounted for approximately 41% of our total operating revenue. We currently have service agreements with two of these four wholesalers, which provide incentives to maintain certain levels of service. One wholesaler service agreement was terminated by the wholesaler effective December 31, 2008. See Item 1, Part II, “Legal Proceedings,” in this

Form 10-Q for a description of the litigation relating to such wholesaler. One of these wholesalers has ceased to operate and is holding certain of its allotments of our monthly magazines. We are taking steps to reclaim these magazines. Our operating results could be materially affected by disruption of the distribution of our magazines through the wholesalers.

Operating Expense

Total operating expense, before the non-cash provision for impairment of intangible assets and goodwill, was $92.7 million and $97.3 million for the fiscal quarters ended December 31, 2008 and 2007, respectively, representing a decrease of $4.6 million, or 4.7%. This decrease in operating expense is primarily due to lower selling, general and administrative expenses due to decreases in advertising expenses, reduced personnel-related costs primarily as a result of our Management Action Plan, lower professional fees, and a reduction in depreciation and amortization expense primarily due to certain assets becoming fully depreciated. The decrease in operating expense was also caused by lower editorial, distribution, circulation and other costs of sales expenses as a result of our Management Action Plan. These decreases in operating expense were partially offset by increases in production expenses due to higher paper costs for the production of the additional issues of Flex and Men’s Fitness during the quarter ended December 31, 2008 when compared to the prior year period. In addition, we recorded a provision for impairment of intangible assets and goodwill of $217.8 million during the fiscal quarter ended December 31, 2008. This non-cash impairment charge resulted in operating expenses totaling $310.5 million for the fiscal quarter ended December 31, 2008.

Interest Expense

Interest expense was $24.3 million and $25.1 million for the fiscal quarters ended December 31, 2008 and 2007, respectively, representing a decrease of $0.8 million, or 3.3%. This decrease in interest expense is primarily attributable to a lower effective weighted-average interest rate on the term facility and revolving facility under our 2006 Credit Agreement during the fiscal quarter ended December 31, 2008 of 7.6% as compared to 8.6% for the prior year comparable period. The decrease in the effective weighted-average interest rate is tied to the decrease in the London interbank offering rate (“LIBOR”).

Other Income, net

Other income was $0.2 million and $0.8 million for the fiscal quarters ended December 31, 2008 and 2007, respectively, representing a decrease of $0.6 million, or 81.0%. This decrease in other income, net was due to a decrease in interest income as a result of lower interest rates.

Income Taxes

During the fiscal quarter ended December 31, 2008, we recorded non-cash impairment charges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), of $217.8 million, which resulted in an income tax benefit of $46.8 million due to the reversal of previously recorded deferred income tax liabilities. We recorded a $45.4 million income tax benefit for the fiscal quarter ended December 31, 2008, which was comprised of a domestic tax benefit of $45.6 million and foreign tax expense of $0.2 million. We recorded a $4.4 million income tax expense for the fiscal quarter ended December 31, 2007, which was primarily due to domestic tax expense of $4.1 million and foreign tax expense of $0.3 million.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $25.3 million for the fiscal quarter ended December 31, 2008, representing a decrease of $6.8 million, or 21.3%, from the prior year comparable period. This decrease in revenue was primarily attributable to the following:

•

a $4.4 million and $0.3 million decrease in Star and Country Weekly newsstand revenues, respectively, due to a reduced number of single copies sold as a result of the aforementioned softness in newsstand sales; and

•	a $2.2 million decrease in Star advertising revenues due to the aforementioned market weakness in advertising spending.

Operating Income (Loss)

Operating income before the non-cash provision for impairment of intangible assets and goodwill in the Celebrity Publications segment decreased in the fiscal quarter ended December 31, 2008 from the prior year comparable period by $6.2 million, or 81.3%, to $1.4 million. This decrease in operating income is primarily attributable to the above-mentioned operating revenue decrease, one expanded issue of Star during the fiscal quarter ended December 31, 2008 when compared to the prior year period and higher paper costs. These decreases in operating income were partially offset by lower Star printing expenses as a result of reduced print orders and lower Star and Country Weekly transportation, distribution and other costs of sales expenses mainly driven by the decrease in print orders. The decrease in operating income was compounded by a provision recorded for impairment of intangible assets and goodwill in the Celebrity Publications segment of $60.5 million during the fiscal quarter ended December 31, 2008. This non-cash impairment charge resulted in an operating loss in the Celebrity Publications segment of $59.1 million for the fiscal quarter ended December 31, 2008.

Tabloid Publications Segment

Operating Revenue

Total operating revenue in the Tabloid Publications segment was $31.3 million for the fiscal quarter ended December 31, 2008, representing a decrease of $4.5 million, or 12.6%, from the prior year comparable period. This decrease in revenue was primarily attributable to the following:

•

a $3.7 million and $0.6 million decrease in National Enquirer and Globe newsstand revenues, respectively, due to fewer single copies sold primarily as a result of the aforementioned softness in newsstand sales, partially offset by cover price increases for each publication from $3.29 to $3.49 at the end of fiscal year 2008; and

•	a $0.4 million decrease in National Enquirer advertising revenue due to a planned rate base reduction in January 2008.

These decreases in operating revenues were partially offset by a $0.3 million increase in National Examiner newsstand revenues primarily due to a cover price increase from $2.49 to $3.29 in the beginning of the fiscal quarter ended December 31, 2008.

Operating Income (Loss)

Operating income before the non-cash provision for impairment of intangible assets and goodwill in the Tabloid Publications segment decreased in the fiscal quarter ended December 31, 2008 from the prior year comparable period by $3.9 million, or 23.3%, to $12.7 million. This decrease in operating income is primarily attributable to the above-mentioned operating revenue decrease and higher paper costs, offset, in part, by a National Enquirer rate base reduction in January 2008. These decreases to operating income were partially offset by reduced National Enquirer and Globe production, transportation, distribution and other costs of sales expenses mainly driven by the decrease in subscription-related promotion expenses and lower advertising expenses. The decrease in operating income was compounded by a provision recorded for impairment of intangible assets and goodwill in the Tabloid Publications segment of $84.2 million during the fiscal quarter ended December 31, 2008. This non-cash impairment charge resulted in an operating loss in the Tabloid Publications segment of $71.5 million for the fiscal quarter ended December 31, 2008.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $13.1 million for the fiscal quarter ended December 31, 2008, representing a decrease of $2.6 million, or 16.6%, from the prior year comparable period. This decrease in revenue was primarily attributable to a decrease in Shape advertising revenue due to reduced advertising pages and lower advertising revenue per page as a result of the aforementioned market weakness in advertising spending.

Operating Income (Loss)

Operating income before the non-cash provision for impairment of intangible assets and goodwill in the Women’s Health and Fitness Publications segment decreased in the fiscal quarter ended December 31, 2008 from the prior year comparable period by $2.5 million, or 80.9%, to $0.6 million. This decrease in operating income was primarily attributable to the above-mentioned operating revenue decrease and a $0.4 million increase in Shape production expenses caused primarily by higher print orders as a result of one expanded issue of Shape during the quarter ended December 31, 2008 when compared to the prior year period, coupled with higher paper costs. These decreases to operating income were partially offset by lower Shape advertising, editorial and transportation, distribution and other costs of sales expenses. The decrease in operating income was compounded by a provision recorded for impairment of intangible assets and goodwill in the Women’s Health and Fitness Publications segment of $62.1 million during the fiscal quarter ended December 31, 2008. This non-cash impairment charge resulted in an operating loss in the Women’s Health and Fitness Publications segment of $61.5 million for the fiscal quarter ended December 31, 2008.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment, which is comprised of Distribution Services, Inc. (“DSI”), decreased slightly to $6.1 million, net of eliminations, for the fiscal quarter ended December 31, 2008 as compared to the prior year period.

Operating Income

Operating income in the Distribution Services segment decreased in the fiscal quarter ended December 31, 2008, from the prior year comparable period by $0.7 million, or 33.0%, to $1.4 million. This decrease in operating income is attributable to an increase in the cost of services related to the installation of magazine fixtures and in-store data collection for DSI’s outside clients and the above-mentioned revenue decrease.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $25.5 million for the fiscal quarter ended December 31, 2008, representing an increase of $0.8 million, or 3.2%, from the prior year comparable period. This increase in revenue is primarily attributable to a combined $1.6 million increase in Flex and Muscle & Fitness advertising revenue primarily due to (i) the impact of one additional issue of Flex during the quarter ended December 31, 2008 when compared to the prior year period, and (ii) higher advertising pages. These publications have been less impacted by the current economic downturn due to the nutritional supplement segment being less affected by the current economic environment. These increases in operating revenues were partially offset by a combined $0.8 million decrease in Flex and Muscle & Fitness newsstand revenues primarily due to lower overseas newsstand revenues as a result of unfavorable currency rates.

Operating Loss

Operating loss before the non-cash provision for impairment of intangible assets and goodwill in the Corporate/Other segment decreased in the fiscal quarter ended December 31, 2008 from the prior year comparable period by $4.5 million, or 37.7%, to $7.5 million. This decrease in operating loss is due to the above-mentioned operating revenue increase as well as the following:

•

a $3.2 million reduction in selling, general and administrative expenses primarily due to lower professional fees, legal, advertising and personnel-related costs primarily as a result of our Management Action Plan, offset in part by higher severance expense;

•	a $0.9 million reduction in editorial expenses caused primarily by reduction in personnel-related costs as a result of our Management Action Plan; and

•	a $0.5 million decrease in depreciation and amortization expense primarily due to certain assets becoming fully depreciated.

These decreases in operating loss were partially offset by a $0.8 million increase in production expenses due to one additional issue of Flex during the fiscal quarter ended December 31, 2008 when compared to the prior year period, coupled with higher paper costs. In addition, we recorded a provision for impairment of intangible assets and goodwill in the Corporate/Other segment of $11.0 million during the fiscal quarter ended December 31, 2008. This non-cash impairment charge resulted in an operating loss in the Corporate/Other segment of $18.5 million for the fiscal quarter ended December 31, 2008.

Comparison of Three Fiscal Quarters Ended December 31, 2008 vs. Three Fiscal Quarters Ended December 31, 2007

Operating Revenue

Total operating revenue was $348.9 million and $367.6 million for the three fiscal quarters ended December 31, 2008 and 2007, respectively, representing a decrease in revenue of $18.7 million, or 5.1%. This decrease was primarily due to softness in newsstand sales caused by the current economic slowdown, which resulted in lower circulation revenues as a result of a reduced number of single copies sold in our Tabloid Publications, Celebrity Publications, Corporate/Other and Women’s Health and Fitness Publications segments. Furthermore, the overall market weakness in advertising spending due to the current economic slowdown triggered decreases in advertising revenue in our Celebrity Publications, Women’s Health and Fitness Publications and Tabloid Publications segments. These decreases were partially offset by an increase in advertising revenue in our Corporate/Other segment as a result of the impact to operating revenue of having one additional issue of Muscle & Fitness and Flex in the three fiscal quarters ended December 31, 2008 when compared to the prior year period and an increase in advertising pages.

As of December 31, 2008, single copy revenue consisted of copies distributed to newsstands primarily by four wholesalers, which we estimate represented 83% of the newsstand distribution market, as well as several smaller wholesalers who represented the remaining 17%. Operating revenue generated by these wholesalers is included in the Celebrity Publications, Tabloid Publications, Women’s Health and Fitness Publications and Corporate/Other segments. In the three fiscal quarters ended December 31, 2008, three wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for approximately 36% of our total operating revenue. In the three fiscal quarters ended December 31, 2007, three wholesalers accounted for greater than 10% of our total operating revenue and in the aggregate accounted for approximately 38% of our total operating revenue. We currently have service agreements with two of these four wholesalers, which provide incentives to maintain certain levels of service. One wholesaler service agreement was terminated by the wholesaler effective December 31, 2008. See Item 1, Part II, “Legal Proceedings,” in this Form 10-Q for a description of the litigation relating to such wholesaler. One of these wholesalers has ceased to operate and is holding certain of its allotments of our monthly magazines. We are taking steps to reclaim these magazines. Our operating results could be materially affected by disruption of the distribution of our magazines through the wholesalers.

Operating Expense

Total operating expense, before the non-cash provision for impairment of intangible assets and goodwill, was $285.8 million and $292.7 million for the fiscal quarters ended December 31, 2008 and 2007, respectively, representing a decrease of $6.9 million, or 2.4%. This decrease in operating expense is primarily due to decreases in editorial and selling, general and administrative expenses due to the Management Action Plan and lower advertising expenses as a result of the aforementioned market weakness in advertising spending, reduced personnel-related costs primarily as a result of our Management Action Plan, and lower professional fees. The decrease in operating expense was also caused by lower depreciation and amortization expense, primarily due to certain assets becoming fully depreciated. These decreases in operating expense were partially offset by increases in production, distribution, circulation and other costs of sales mainly due to the additional issues of Shape, Muscle & Fitness and Flex during the three fiscal quarters ended December 31, 2008 when compared to the prior year period and higher paper costs. In addition, we recorded a provision for impairment of intangible assets and goodwill of $217.8 million during the three fiscal quarters ended December 31, 2008. This non-cash impairment charge resulted in operating expenses totaling $503.6 million for the three fiscal quarters ended December 31, 2008.

Interest Expense

Interest expense was $69.9 million and $74.6 million for the three fiscal quarters ended December 31, 2008 and 2007, respectively, representing a decrease of $4.7 million, or 6.2%. This decrease in interest expense is primarily attributable to a lower effective weighted-average interest rate on our term facility and revolving facility under our 2006 Credit Agreement during the three fiscal quarters ended December 31, 2008 of 6.8% as compared to 8.6% for the prior year comparable period. The decrease in the effective weighted-average interest rate is tied to the decrease in the LIBOR.

Other Income, net

Other income, net was $0.2 million and $1.7 million for the three fiscal quarters ended December 31, 2008 and 2007, respectively, representing a decrease of $1.5 million, or 85.5%. This decrease in other income, net was due to a decrease in interest income as a result of lower interest rates.

Discontinued Operations

We discontinued one publication during fiscal year 2008 and four publications during fiscal year 2007 in order to improve our profitability and future net cash flows. The total income (loss) from discontinued operations was $0.5 million and $(0.7) million, net of taxes, for the three fiscal quarters ended December 31, 2008 and 2007, respectively. The income from discontinued operations for the three fiscal quarters ended December 31, 2008 related to the gain on the sale of one of the discontinued publications. Operating results of these publications have been classified as discontinued operations for all periods presented. These publications were previously included in the Corporate/Other segment. See Note 9, “Discontinued Operations,” in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I herein for further discussion.

Income Taxes

During the fiscal quarter ended December 31, 2008, we recorded non-cash impairment charges in accordance with SFAS No. 142 and SFAS No. 144 of $217.8 million, which resulted in an income tax benefit of $46.8 million due to the reversal of previously recorded deferred income tax liabilities. We recorded a $42.5 million income tax benefit for the three fiscal quarters ended December 31, 2008, which was comprised of a domestic tax benefit of $43.2 million and foreign tax expense of $0.7 million. We recorded a $7.7 million income tax expense for the three fiscal quarters ended December 31, 2007, which was primarily due to domestic tax expense of $7.0 million and foreign tax expense of $0.7 million.

Celebrity Publications Segment

Operating Revenue

Total operating revenue in the Celebrity Publications segment was $87.8 million for the three fiscal quarters ended December 31, 2008, representing a decrease of $9.5 million, or 9.8%, from the prior year comparable period. This decrease in revenue was primarily attributable to decreases in Star and Country Weekly advertising revenue due to the aforementioned market weakness in advertising spending. This decrease was also due to lower Star and Country Weekly newsstand revenue attributable to the aforementioned softness in newsstand sales, partially offset by a Star cover price increase from $3.49 to $3.99 at the end of fiscal year 2008.

Operating Income (Loss)

Operating income before the non-cash provision for impairment of intangible assets and goodwill in the Celebrity Publications segment decreased in the three fiscal quarters ended December 31, 2008 from the prior year comparable period by $9.5 million, or 36.6%, to $16.5 million. This decrease in operating income is primarily attributable to the above-mentioned operating revenue decrease coupled with higher paper costs. This decrease in operating income was partially offset by reduced advertising expenses. This decrease in operating income was compounded by a provision recorded for impairment of intangible assets and goodwill in the Celebrity Publications segment of $60.5 million during the three fiscal quarters ended December 31, 2008. This non-cash impairment charge resulted in an operating loss in the Celebrity Publications segment of $44.0 million for the three fiscal quarters ended December 31, 2008.

Tabloid Publications Segment

Operating Revenue

Total operating revenue in the Tabloid Publications segment was $100.3 million for the three fiscal quarters ended December 31, 2008, representing a decrease of $7.1 million, or 6.6%, from the prior year comparable period. This decrease in revenue was primarily attributable to the following:

•

a $4.3 million and $1.7 million decrease in National Enquirer and Globe newsstand revenues, respectively, due to lower single copies sold, partially offset by cover price increases for each publication from $3.29 to $3.49 at the end of fiscal year 2008;

•	one less issue of National Enquirer in the United Kingdom during the three fiscal quarters ended December 31, 2008 when compared to the prior year period; and

•

a $1.6 million decrease in National Enquirer advertising revenue due to the aforementioned market weakness in advertising spending coupled with a planned rate base reduction from 1.1 million to 950,000 in January 2008.

These decreases in revenue were partially offset by a $0.4 million increase in National Enquirer subscription revenue due to subscription price increases.

Operating Income (Loss)

Operating income before the non-cash provision for impairment of intangible assets and goodwill in the Tabloid Publications segment decreased in the three fiscal quarters ended December 31, 2008 from the prior year comparable period by $6.5 million, or 12.8%, to $44.3 million. This decrease in operating income is primarily attributable to the above-mentioned operating revenue decline, coupled with higher National Enquirer editorial and legal expenses, as well as an increase in National Examiner production expenses primarily due to increased book size. This decrease in operating income was partially offset by reduced National Enquirer advertising expenses and production expenses as a result of planned rate base reductions. Decreases in operating income were also partially offset by reduced National Enquirer and Globe transportation, distribution and other costs of sales expenses mainly driven by the decrease in single copies sold. This decrease in operating income was compounded by a provision recorded for impairment of intangible assets and goodwill in the Tabloid Publications segment of $84.2 million during the three fiscal quarters ended December 31, 2008. This non-cash impairment charge resulted in an operating loss in the Tabloid Publications segment of $39.9 million for the three fiscal quarters ended December 31, 2008.

Women’s Health and Fitness Publications Segment

Operating Revenue

Total operating revenue in the Women’s Health and Fitness Publications segment was $56.9 million for the three fiscal quarters ended December 31, 2008, representing a decrease of $6.6 million, or 10.3%, from the prior year comparable period. This decrease in revenue was primarily attributable to the softness in the advertising market, which caused Shape advertising page rates to decline. This was compounded by lower newsstand revenue. These decreases were partially offset by the impact to operating revenue of having one additional issue of Shape during the three fiscal quarters ended December 31, 2008 when compared to the prior year period, as well as higher Shape subscription revenues.

Operating Income (Loss)

Operating income before the non-cash provision for impairment of intangible assets and goodwill in the Women’s Health and Fitness Publications segment decreased in the three fiscal quarters ended December 31, 2008 from the prior year comparable period by $8.4 million, or 38.0%, to $13.7 million. This decrease in operating income was primarily attributable to the above-mentioned operating revenue decrease coupled with a $2.7 million increase in editorial, production and distribution, circulation and other cost of sales expenses associated primarily with the additional issue of Shape during the three fiscal quarters ended December 31, 2008 when compared to the prior year period, coupled with higher paper costs. These items were partially offset by a decrease of $1.1 million in Shape advertising expenses as a result of the aforementioned market weakness in advertising spending. The decrease in operating income was compounded by a provision recorded for impairment of intangible assets and goodwill in the Women’s Health and Fitness Publications segment of $62.1 million during the three fiscal quarters ended December 31, 2008. This non-cash impairment charge resulted in an operating loss in the Women’s Health and Fitness Publications segment of $48.4 million for the three fiscal quarters ended December 31, 2008.

Distribution Services Segment

Operating Revenue

Total operating revenue in the Distribution Services segment, which is comprised of DSI, was $19.1 million, net of eliminations, for the three fiscal quarters ended December 31, 2008, representing an increase of $1.5 million, or 8.8%, from the prior year comparable period. This increase in revenue was primarily attributable to an increase in services related to the installation of magazine fixtures and in-store data collection for DSI’s outside clients.

Operating Income

Operating income in the Distribution Services segment increased in the three fiscal quarters ended December 31, 2008, from the prior year comparable period by $0.2 million, or 3.2%, to $6.0 million. This increase in operating income is primarily attributable to the above-mentioned operating revenue increase, partially offset by an increase to the direct costs of providing these services.

Corporate/Other Segment

Operating Revenue

Total operating revenue in the Corporate/Other segment was $84.8 million for the three fiscal quarters ended December 31, 2008, representing an increase of $3.0 million, or 3.6%, from the prior year comparable period. This increase in revenue is primarily attributable to a combined $5.3 million increase in Flex and Muscle & Fitness advertising revenue due to the impact of having one additional issue of Flex and Muscle & Fitness during the three fiscal quarters ended December 31, 2008 when compared to the prior year period and an increase in advertising pages. These publications have been less impacted by the current economic downturn due to the nutritional supplement segment being less affected by the current economic environment. These increases were partially offset by the following:

•

a $0.8 million and $0.5 million decrease in newsstand revenues for Mira! and Sun, respectively, due to the aforementioned softness in newsstand sales, coupled with one less issue of each publication during the three fiscal quarters ended December 31, 2008; and

•	a combined $0.9 million decrease in Flex and Muscle & Fitness newsstand revenues primarily due to lower overseas newsstand revenues as a result of unfavorable currency rates.

Operating Loss

Operating loss before the non-cash provision for impairment of intangible assets and goodwill in the Corporate/Other segment decreased in the three fiscal quarters ended December 31, 2008 from the prior year comparable period by $12.4 million, or 41.6%, to $17.4 million. This decrease in operating loss is due to the above-mentioned operating revenue increase as well as the following:

•

a $6.2 million reduction in selling, general and administrative expenses primarily due to lower personnel-related costs, lower professional fees, legal costs, and advertising expenses as a result of our Management Action Plan;

•	a $2.1 million reduction in editorial and production costs due to reduced print orders and lower personnel-related costs as a result of our Management Action Plan; and

•	a $1.5 million reduction in depreciation and amortization expense primarily due to certain assets becoming fully depreciated.

These decreases to operating loss were partially offset by an increase in sales promotions expenses for Men’s Fitness, a $0.5 million increase in transportation, distribution and other costs of sales expenses primarily related to the additional issues of Flex and Muscle & Fitness during the three fiscal quarters ended December 31, 2008 when compared to the prior year period, and higher paper costs. In addition, we recorded a provision for impairment of intangible assets and goodwill in the Corporate/Other segment of $11.0 million during the three fiscal quarters ended December 31, 2008. This non-cash impairment charge resulted in an operating loss in the Corporate/Other segment of $28.4 million for the three fiscal quarters ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations, cash on hand and amounts available to be borrowed under our 2009 Credit Agreement. See Note 6, “Credit Agreement,” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I herein.

As of December 31, 2008, we had cash and cash equivalents of $55.5 million, $60.0 million outstanding on our revolving facility under our 2006 Credit Agreement, and a working capital deficit of $47.7 million. The increase in working capital deficit of $25.5 million from $22.2 million at March 31, 2008 primarily resulted from: (i) an increase of $20.8 million in accrued interest as a result of the Company deciding not to make the semi-annual interest payments in respect of the 2009 Notes that was due on November 1, 2008 as well as the timing of interest payment on our 2006 Credit Agreement, (ii) $14.0 million related to our 2009 Notes being classified as a current liability, (iii) a $9.9 million decrease in trade receivables as a result of lower revenues coupled with improved collections, and (iv) an $8.7 million decrease in cash and cash equivalents. These items were partially offset by (i) a $16.1 million decrease in accounts payable primarily due to lower production-related expenditures and timing of vendor payments, (ii) an $8.1 million decrease in the current portion of our term facility under our 2006 Credit Agreement as a result of the Company making the 2008 Excess Cash Flow payment, and (iii) a $6.1 million decrease in accrued expenses and other liabilities.

We currently believe that available funds and cash flows generated by operations, if any, will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We believe that available cash at December 31, 2008 should help mitigate future possible cash flow requirements. To the extent we make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms or at all.

At December 31, 2008, our outstanding indebtedness totaled $1.1 billion, of which $498.5 million represented borrowings under the 2006 Credit Agreement and $568.9 million represented the Existing Notes. See “Risk Factors” in Item 1A, Part II, of this Form 10-Q and the discussion that follows under the caption entitled “Credit Agreement and Senior Subordinated Indebtedness” for risks associated with our indebtedness.

Cash Flows

Net cash provided by operating activities was $16.1 million for the three fiscal quarters ended December 31, 2008, as compared to cash used in operating activities of $1.8 million for the three fiscal quarters ended December 31, 2007. During the three fiscal quarters ended December 31, 2008, net cash provided by operating activities was primarily attributable to $197.1 million of non-cash expenses (excluding amortization of deferred rack costs), a $20.8 million increase in accrued interest as a result of the Company deciding not to make the semi-annual interest payment in respect to the 2009 Notes that was due on November 1, 2008 as well as the timing of interest payment on our 2006 Credit Agreement, a $7.9 million decrease in trade receivables, a $2.4 million decrease in inventories, an increase in management fee payable of $2.0 million, a $0.6 million increase in deferred revenues and a $0.4 million decrease in other long-term assets. These items were partially offset by a net loss of $189.7 million, a $16.1 million decrease in accounts payable primarily due to lower production-related expenditures and timing of vendor payments, an $8.3 million decrease in accrued expenses and other liabilities primarily due to reduced personnel-related costs, a $0.4 million net decrease in deferred rack costs and a $0.6 million increase in prepaid expenses and other current assets. During the three fiscal quarters ended December 31, 2007, net cash used in operating activities was primarily attributable to a net loss of $31.8 million, a $13.6 million decrease in accrued interest, which occurred because of the timing of interest payments on our Existing Notes and our 2006 Credit Agreement, a $4.1 million decrease in accounts payable and a $2.6 million decrease in deferred revenues. These items were partially offset by $43.4 million of non-cash expenses (excluding amortization and write-off of deferred rack costs), a $2.7 million net decrease in deferred rack costs, a $1.9 million net decrease in inventories, a $0.9 million net decrease in trade receivables and a $2.0 million increase in the management fee payable.

Net cash used in investing activities was $1.6 million for the three fiscal quarters ended December 31, 2008 as compared to $1.3 million for the three fiscal quarters ended December 31, 2007. Net cash used in investing activities for the three fiscal quarters ended December 31, 2008 was primarily attributable to $1.8 million for purchases of property and equipment and $0.3 million related to the investment in Mr. Olympia, LLC, partially offset by $0.5 million related to proceeds from the sale of discontinued operations. The use of cash for investing activities for the three fiscal quarters ended December 31, 2007 was primarily attributable to $1.4 million for purchases of property and equipment and $0.3 million related to the investment in Mr. Olympia, LLC, partially offset by $0.4 million related to proceeds from the sale of fixed assets.

Net cash used in financing activities was $22.7 million for the three fiscal quarters ended December 31, 2008, as compared to $0.9 million for the three fiscal quarters ended December 31, 2007. Net cash used in financing activities for the three fiscal quarters ended December 31, 2008 primarily consisted of $11.2 million related to costs associated with the Offering, the tender offers and consent solicitations, and the 2009 Credit Agreement, a fiscal year 2008 Excess Cash Flow payment of $8.1 million, and required quarterly principal payments on the term facility totaling $3.4 million. Net cash used in financing activities for the three fiscal quarters ended December 31, 2007 consisted of payments of $0.9 million related to deferred debt costs.

Credit Agreement and Senior Subordinated Indebtedness

On January 30, 2006, we entered into the 2006 Credit Agreement, which replaced our then existing amended and restated credit agreement dated as of January 23, 2003. On December 31, 2008, we entered into the 2009 Credit Agreement, which became effective on January 30, 2009 (the “Effective Date”), concurrently with the consummation of its cash tender offers. The 2009 Credit Agreement includes a $60.0 million revolving credit facility (the “Revolving Facility”) and a $450.0 million term loan commitment (the “Term Facility”). The Revolving Facility matures in January 2012 and the Term Facility matures in January 2013. Because we completed the refinancing of our 2009 Notes on a long-term basis, we have classified the appropriate principal amount associated with the 2006 Credit Agreement as non-current as of December 31, 2008.

During the three fiscal quarters ended December 31, 2008, we made required quarterly principal payments aggregating $3.4 million on our 2006 Credit Agreement term loan commitment. We also made a fiscal year 2008 Excess Cash Flow payment (as defined in the 2006 Credit Agreement) of $8.1 million on June 30, 2008. The balance of the term loan under the 2006 Credit Agreement was $438.5 million on December 31, 2008. The revolving credit facility under the 2006 Credit Agreement was fully drawn on December 31, 2008. Commitment fee payments during the three fiscal quarters ended December 31, 2008 were insignificant as the revolving facility on the 2006 Credit Agreement was fully drawn during the entire three fiscal quarters with the exception of a few days.

The effective interest rate under the 2006 Credit Agreement, including amounts borrowed under the term loan and revolving facility on the 2006 Credit Agreement, as of December 31, 2008, was 7.6%. The effective weighted-average interest rates under the 2006 Credit Agreement for the fiscal quarters ended December 31, 2007 and 2008 were 8.6% and 7.6%, respectively. The effective weighted-average interest rates under the 2006 Credit Agreement for the three fiscal quarters ended December 31, 2007 and 2008 were 8.6% and 6.8%, respectively. The decrease in the effective weighted-average interest rate between fiscal quarters ended December 31, 2007 and 2008 and three fiscal quarters ended December 31, 2007 and 2008 is tied to the decrease in LIBOR.

On January 7, 2009, the Company and Media entered into a forbearance agreement with lenders representing a majority of outstanding amounts and commitments under the 2006 Credit Agreement and the administrative agent under the 2006 Credit Agreement, pursuant to which such lenders and the administrative agent agreed, subject to certain termination events, to forbear until the earliest of (i) February 4, 2009, (ii) the date on which any of the Existing Notes become or are declared to be due and payable and (iii) the commencement of an insolvency proceeding with respect to the Company, Media or any of their subsidiaries, from exercising any rights and remedies under the 2006 Credit Agreement as a result of the Company’s failure (a) to pay the interest payment due on the 2009 Notes on November 1, 2008, (b) to comply with the reporting requirements in the 2006 Credit Agreement, (c) to comply with the corresponding reporting requirements in the indentures governing the Existing Notes and (d) to comply with the requirements of the indentures governing the Existing Notes in connection with its failure to meet a specified leverage ratio. The forbearance agreement ended on January 30, 2009 when we successfully completed our cash tender offers and consent solicitations with respect to the Existing Notes.

Under the 2009 Credit Agreement, we have the option to pay interest based on a floating base rate option equal to (i) the greater of the JPMorgan Chase Bank, N.A. (“JPMorgan”) prime rate or the federal funds effective rate plus 0.5% (subject to a floor equal to 4.50%) (“base rate loans”) or based on LIBOR (subject to a floor equal to 3.50%) (“LIBOR loans”), in each case plus a margin. The margin on all base rate loans is 5.5% and the margin on all LIBOR loans is 6.5%. We are required to repay $1.1 million of principal on our term loans on a quarterly basis. In addition, we are required to make Excess Cash Flow payments (as defined in the 2009 Credit Agreement), which will be applied ratably to the then outstanding term loans. Excess Cash Flow payments are due no later than 90 days after the end of the fiscal year.

The 2009 Credit Agreement includes certain representations and warranties, conditions precedent, affirmative covenants, negative covenants and events of default customary for agreements of this type. The negative covenants include financial maintenance covenants comprised of a leverage ratio, a senior secured leverage ratio, a consolidated interest expense coverage ratio, and capital expenditure limits. The 2009 Credit Agreement also contains certain covenants that, subject to certain exceptions, restrict paying dividends, incurring additional indebtedness, creating liens, making acquisitions or other investments, entering into certain mergers or consolidations and selling or otherwise disposing of assets. The 2009 Credit Agreement includes a broadening of the circumstances that would give rise to prepayment of the loans and the introduction of more restrictive covenants, particularly relating to indebtedness, investments, restricted payments and capital expenditures. Although there can be no assurances, we anticipate that, based on current projections (including projected borrowings and repayments under the Revolving Facility), our operating results for fiscal year 2009 will be sufficient to satisfy the financial covenants under the 2009 Credit Agreement.

The indebtedness under the 2009 Credit Agreement is guaranteed by Media and the domestic subsidiaries of the Company and is secured by liens on substantially all of the assets of Media, the Company and its domestic subsidiaries. In addition, our obligations are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, the Company and all of our existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of our existing or subsequently acquired or organized foreign subsidiaries.

The 2009 Credit Agreement requires us to pay, from the Effective Date until the termination of commitments under the Revolving Facility, a commitment fee equal to 1.0% of the unused portion of the revolving commitments.

On May 7, 1999, we issued $250.0 million in aggregate principal amount of the 2009 Notes. On February 14, 2002, we issued $150.0 million in aggregate principal amount of the 2009 Notes. Pursuant to the terms of the indenture governing the 2009 Notes, we issued an additional $14.5 million aggregate principal amount of 2009 Notes on December 13, 2007. On January 23, 2003, we issued $150.0 million aggregate principal amount of the 2011 Notes and pursuant to the terms of the indenture governing the 2011 Notes, we issued an additional $5.5 million aggregate principal amount of 2011 Notes on December 13, 2007.

We failed to make the required semi-annual interest payment with respect to the 2009 Notes when due on November 1, 2008. Such failure resulted in an event of default pursuant to the terms of the indenture governing the 2009 Notes. We also failed to make the required semi-annual interest payment with respect to the 2011 Notes when due on January 15, 2009. In addition, we failed to file our quarterly report on Form 10-Q for the period ended September 30, 2008 when due on November 14, 2008. We also failed to comply with the requirements of indentures governing the Existing Notes relating to our failure to meet a specified leverage ratio as of September 30, 2008. As a result, we entered into forbearance agreements with existing holders of approximately 81% of the then outstanding aggregate principal amount of 2009 Notes and approximately 69% of the then outstanding aggregate principal amount of 2011 Notes, pursuant to which such holders agreed to forbear from exercising any remedies under the indentures governing the Existing Notes as a result of our aforementioned failures until we successfully completed our cash tender offers and consent solicitations with respect to the Existing Notes.

Upon the consummation of the tender offers and consent solicitations with respect to the Existing Notes on January 30, 2009, we paid all accrued and unpaid interest through January 30, 2009, with respect to the Existing Notes accepted for purchase on such date as part of the total consideration to Tendering Bondholders. Immediately after the consummation of such tender offers and consent solicitations, we used cash on hand to pay to any non-Tendering Bondholders of the Existing Notes the semi-annual interest payment with respect to their 2009 Notes that was due on November 1, 2008 and with respect to the 2011 Notes that was due on January 15, 2009.

On January 29, 2009, we executed the following supplemental indentures which eliminated substantially all of the restrictive covenants, certain events of default and other related provisions in the indentures governing the Existing Notes: (i) the Ninth Supplemental Indenture among the Company, the Guarantors named therein and HSBC Bank USA, National Association, as trustee, with respect to the 2009 Notes, and (ii) the Seventh Supplemental Indenture among the Company, the Guarantors named therein and HSBC Bank USA, National Association, as trustee, with respect to the 2011 Notes.

On January 30, 2009, we issued (i) $21.2 million aggregate principal amount of Senior PIK Notes and (ii) $300.0 million aggregate principal amount of Senior Subordinated Notes. Also on January 30, 2009, Media sold 5,694,480 shares of Common Stock for an aggregate purchase price of $126.2 million, pursuant to a purchase agreement dated January 29, 2009, among Media, the Company, the other parties named therein and J.P. Morgan Securities Inc.

On January 30, 2009, $400.5 million of the 2009 Notes and $148.0 million of the 2011 Notes were validly tendered and accepted for payment and consents were delivered with respect to the Existing Notes. Because we completed the refinancing of our 2009 Notes on a long-term basis, we have classified the principal amount associated with the tendered portion of the 2009 Notes as non-current as of December 31, 2008. The cash proceeds received from the Offering, together with our cash on hand, were used to purchase the Existing Notes in the tender offers and to pay approximately $35.0 million of fees and expenses related to the Offering and the tender offers and consent solicitations.

The Senior PIK Notes are unsecured senior obligations of the Company and are effectively subordinated to all of our existing and future secured debt, including obligations under our 2009 Credit Agreement. The Senior PIK Notes will mature on May 1, 2013. Interest on the Senior PIK Notes will accrue at the rate of 9% per annum based upon the outstanding principal amount. The 2009 Credit Agreement prohibits the payment of cash interest on the Senior PIK Notes.

The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to our existing and future senior debt, including obligations under our 2009 Credit Agreement and the Senior PIK Notes. The Senior Subordinated Notes will mature on November 1, 2013. Interest on the Senior Subordinated Notes will accrue at the rate of 14% per annum based upon the outstanding principal amount of the Senior Subordinated Notes (with (i) 10% per annum payable in cash, (ii) 2% per annum payable, at our option, either in cash or by the issuance of additional Senior Subordinated Notes, and (iii) 2% per annum payable (x) in cash when our Excess Cash Flow for the most recently completed fiscal year ended prior to an interest payment date is greater than $27.5 million and (y) at our option, either in cash or by the issuance of additional Senior Subordinated Notes when our Excess Cash Flow for the most recently completed fiscal year ended prior to an interest payment date is less than or equal to $27.5 million).

As of the date hereof, the 2009 Credit Agreement does not permit the payment of cash interest on the Senior Subordinated Notes (i) at a rate in excess of 10% per annum when our Excess Cash Flow for the most recently completed fiscal year ended prior to an interest payment date is less than or equal to $27.5 million and (ii) at a rate in excess of 12% per annum when our Excess Cash Flow for the most recently completed fiscal year ended prior to an interest payment date is greater than $27.5 million.

We will pay interest on the New Notes semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2009. Interest for the first interest period with respect to (a) the Senior PIK Notes will be paid entirely by the issuance of additional Senior PIK Notes and (b) the Senior Subordinated Notes will be paid at the rate of 10% per annum in cash and 4% per annum in the form of additional Senior Subordinated Notes.

Under the indenture governing the Senior PIK Notes (the “Senior PIK Notes Indenture”) and the indenture governing the Senior Subordinated Notes (the “Senior Subordinated Indenture” and, together with the Senior PIK Notes Indenture, the “Indentures”), we are permitted to redeem some or all of the New Notes, at our option, at redemption prices set forth below.

Year	Percentage
January 30, 2009 to October 31, 2009	103.00%
November 1, 2009 to October 31, 2010	102.00%
November 1, 2010 to October 31, 2011	101.00%
November 1, 2011 and thereafter	100.00%

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

Contractual Obligations

In April 2003, Media, THL Managers V, LLC, an affiliate of Thomas H. Lee Partners L.P. (“T.H. Lee”), and Evercore Advisors L.P., an affiliate of Evercore Partners LLP (“Evercore”), entered into a management agreement (the “Management Agreement”) pursuant to which THL Managers V, LLC and Evercore Advisors L.P. provided certain management and advisory services to Media and its subsidiaries for an annual fee of $1.0 million each. Management fees of $1.0 million were paid to each of Evercore and T.H. Lee in fiscal year 2006. Pursuant to certain of the supplemental indentures we entered into in fiscal year 2007, such fees for fiscal years 2007, 2008 and 2009 have been accrued and payments for such fees were not made beginning in fiscal year 2007 or thereafter. As required by the 2009 Credit Agreement, the Management Agreement was terminated as of January 30, 2009 and unpaid management fees totaling $6.0 million were waived.

As a result of the effectiveness our 2009 Credit Agreement and the completion of our cash tender offers and receipt of requisite consents in the related consent solicitations in respect of our Existing Notes on January 30, 2009, we incurred the following contractual and other obligations in connection with the restructuring of our capital structure. See Note 6, “Credit Agreement,” and Note 7, “Senior Subordinated Indebtedness,” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I herein. For a complete listing of our contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

The impact that these contractual obligations are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt obligations, principal (1)	$841,270	$18,527	$16,502	$806,241	$—
Long-term debt obligations, interest (2)	409,928	70,869	162,702	176,357	—

Total contractual obligations	$1,251,198	$89,396	$179,204	$982,598	$—

(1)	Includes principal payments on both our fixed-rate and variable-rate obligations.
(2)	Includes interest payments on both our fixed-rate and variable-rate obligations as well as additional notes issued in place of interest payments in accordance with the Indentures. The interest payments associated with our variable-rate obligations (for amounts borrowed under the both the 2006 Credit Agreement and 2009 Credit Agreement) are based upon interest rates forecasted for the remainder of fiscal year 2009. The interest to be paid on variable-rate obligations is affected by changes in our capital applicable borrowing rate subject to a 10% floor, which materially affect the contractual obligation amounts to be paid. See Note 7, “Senior Subordinated Indebtedness,” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I herein.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP No. FAS 157-3”). FSP No. FAS 157-3 provides clarification on determining fair value under SFAS No. 157 when markets are inactive. FSP No. FAS 157-3 was effective immediately upon issuance by the FASB on October 10, 2008. The adoption of FSP No. FAS 157-3 did not have an impact on our results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the fiscal quarter ended December 31, 2008, there were no significant changes related to the Company’s market risk exposure since March 31, 2008.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, the end of the period covered by this Form 10-Q, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

No changes were made in our internal control over financial reporting during the quarter ended December 31, 2008, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 9, 2009, Media and our subsidiary, DSI, were sued in the Federal District Court for the Southern District of New York along with several other major publishers, magazine wholesalers, and distributors, for allegedly “boycotting” Source Interlink Distribution L.L.C. (“Source”) as a wholesaler, and other related claims. In August 2008, Source had notified Media of its non-renewal of its contract with Media as of December 31, 2008. Thereafter, Media operated without a contract with Source, which Source has characterized as an “at will” arrangement. In January 2009, Source sought to impose a 7 cent per-copy increase for each magazine distributed by Source. This would have represented approximately a 21 cent per-copy increased charge for each Media magazine actually sold. When Media refused to pay the increase, Source terminated its so-called “at-will” relationship with Media. Like Media, three other publishers, Bauer Publishing Co., Time Inc. and Hachette Filipacchi Media, U.S., declined the 7 cent per-copy increase. In its lawsuit, Source claimed that the four publishers, including Media, were colluding with other wholesalers and distributors to boycott Source as a wholesaler. Source sought an injunction requiring Media and the other publishers to continue to do business with it, treble damages in an unspecified amount and other relief. On February 11, 2009, the court granted a temporary restraining order which mandates that Media must continue doing business with Source under terms and conditions as of January 2009, i.e., not including the 7 cent per-copy increase. On February 18, 2009, Source announced that it had reached a settlement with Time Inc. and its distribution company. Consequently, Source has announced that it is abandoning its request for a court order requiring the publishers to do business with Source. Media and DSI believe that their insurance will cover at least a portion of their costs for the defense of the action brought by Source and that they have good defenses to the asserted claims. Discovery is just beginning in this matter and the outcome of the litigation, therefore, is not possible to predict nor is it possible for the Company to estimate the impact, if any, of these events on its operations.

In addition, because the focus of some of our publications often involves celebrities or controversial subjects, the risk of defamation or invasion of privacy litigation exists. Our experience indicates that the claims for damages made in such lawsuits are usually defensible and heavily inflated and, in any event, any reasonably foreseeable material liability or settlement would likely be covered by insurance. There are currently no such claims pending that we believe would have a material adverse effect on our operations.

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

OUR SUBSTANTIAL DEBT COULD IMPAIR OUR ABILITY TO OPERATE AND EXPOSE US TO CERTAIN RISKS.

Our future performance could be affected by our substantial amount of debt. As of December 31, 2008, our total principal amount of outstanding debt was approximately $1.1 billion, consisting of $498.5 million principal amount of debt under our 2006 Credit Agreement and $568.9 million principal amount of Existing Notes. As of January 31, 2009, our total principal amount of outstanding debt was approximately $841.3 million, consisting of $498.5 million principal amount of debt under our 2009 Credit Agreement, $21.5 million principal amount of Existing Notes, $21.2 million principal amount of Senior PIK Notes and $300.0 million principal amount of Senior Subordinated Notes. Our total consolidated interest expense for the three fiscal quarters ended December 31, 2008 was $69.9 million. In addition, subject to certain exceptions, the covenants in the 2009 Credit Agreement restrict us from paying dividends in cash, securities or other property, incurring additional debt, entering into certain mergers or consolidations, making acquisitions, investments or capital expenditures and selling or otherwise disposing of assets. See Note 6, “Credit Agreement,” and Note 7, “Senior Subordinated Indebtedness,” in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I herein for details.

Our high level of debt could have important consequences for our business and operations, including the following:

•

our debt level requires that a substantial portion of our cash flow from operations be used for the payment of interest on debt, reducing our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements;

•	we may have difficulty refinancing our debt in the future and the terms of any such refinancing, if available at all, may be less favorable to us than the terms of our existing debt;

•	some of our debt under the 2009 Credit Agreement has a variable rate of interest, which exposes us to the risk of increased interest rates;

•	we may have a much higher level of debt than certain of our competitors, which may put us at a competitive disadvantage;

•

our debt level makes it more difficult for us to comply with the financial covenants in our 2009 Credit Agreement, which could result in a default and an acceleration of all amounts outstanding thereunder;

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

Under the 2009 Credit Agreement, we also must comply with certain specified financial ratios and tests. Our ability to satisfy such ratios and tests are dependent on our business performing in accordance with our projections. If the performance of our business deviates from our projections, we may not be able to satisfy such ratios and tests, including the senior secured leverage ratio under the 2009 Credit Agreement. If we do not comply with these or other covenants and restrictions, we could default under the 2009 Credit Agreement. Our outstanding debt under the 2009 Credit Agreement, together with accrued interest, could then be declared immediately due and payable. Our ability to comply with such provisions may be affected by events beyond our control. Moreover, the instruments governing almost all of our other debt contain cross-acceleration provisions so that an acceleration under any of our debt may result in a default under our other debt instruments. If a cross-acceleration occurs, the maturity of almost all of our debt could be accelerated and become immediately due and payable. If that happens, we would not be able to satisfy our debt obligations, which would have a substantial adverse effect on our ability to continue as a going concern.

Obligations under the 2009 Credit Agreement are secured by substantially all of our assets and the assets of all of our domestic subsidiaries. In addition, our obligations under the 2009 Credit Agreement are secured by a pledge of all of the issued and outstanding shares of, or other equity interests in, substantially all of our existing or subsequently acquired or organized domestic subsidiaries and a percentage of the capital stock of, or other equity interests in, certain of our subsequently acquired or organized foreign subsidiaries. If we or one of our restricted subsidiaries are declared bankrupt or insolvent or if we default under the 2009 Credit Agreement, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such debt, the lenders could foreclose on the pledged stock of our subsidiaries and on the assets in which they have been granted a security interest, even if an event of default exists under either series of our New Notes at such time. We may not have sufficient funds to repay our New Notes after the foreclosure on such assets.

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

GENERAL ECONOMIC TRENDS, AS WELL AS TRENDS IN ADVERTISING SPENDING AND COMPETITION, ALONG WITH DECLINES IN SINGLE COPY CIRCULATION, MAY REDUCE OUR ADVERTISING AND CIRCULATION REVENUES WHICH REPRESENT THE VAST MAJORITY OF OUR REVENUES.

Our advertising and circulation revenues, which accounted for 92% of our total operating revenues during the three fiscal quarters ended December 31, 2008, are subject to the risks arising from adverse changes in domestic and global market conditions (i.e., recessionary environments or increases in gas prices and interest rates) and possible shifting of advertising spending from print to Internet or other media or decreases in advertising budgets. Extraordinary weather conditions, such as hurricanes (i.e., Hurricane Katrina in fiscal year 2006), can impact newsstand sales, advertising revenues and other revenues like distribution. Any adverse impact of economic conditions on our business may result in reductions in advertising and circulation revenue.

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

We believe that the principal factors contributing to the declines in our single copy circulation include: (1) the current economic slowdown; (2) increased competition from other publications and forms of media, such as certain newspapers, television and radio programs and Internet sites concentrating on celebrity news; (3) a general industry-wide decline in single copy circulation of individual publications due to an increasing number of publications in the industry; and (4) diminished service levels from wholesalers who distribute our magazines to retailers and fill the pockets at checkout counters as a result of consolidation among wholesalers and their related efforts to cut expenses.

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

WE MAY NOT BE ABLE TO REALIZE EXPECTED BENEFITS FROM COST SAVINGS AND REVENUE ENHANCEMENT INITIATIVES.

We implemented our Management Action Plan during the fiscal quarter ended June 30, 2008 which was expected to result in approximately $21.0 million of cost savings and approximately $2.0 million of revenue enhancements during fiscal year 2009 as compared to our fiscal year 2009 budget. We currently expect the Management Action Plan to result in approximately $25.7 million of cost savings and approximately $8.2 million of revenue enhancements during fiscal year 2009 as compared to our fiscal year 2009 budget. Cost savings primarily include cost reductions related to employee-related expenses and selling, general and administrative expenses, as well as production and subscription expenses. Revenue enhancements include certain cover price increases and the publishing of an additional issue of seven of our publications, as well as the publication of four special interest publications during fiscal year 2009. We may not ultimately be able to realize some of the benefits of these initiatives.

We also implemented our Supplemental Management Action Plan during the fiscal quarter ended March 31, 2009 that we currently expect will result in additional annual savings of approximately $23.5 million. For the fiscal quarter ending March 31, 2009, we expect to realize approximately $2.6 million of cost savings. Cost savings primarily include cost reductions related to employee-related expenses and production and subscription expenses. We may not ultimately be able to realize some of the benefits of these initiatives.

IF WE FAIL TO IMPLEMENT OUR BUSINESS STRATEGY, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

Our future financial performance and success are dependent in large part upon our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to improve our operating results. In particular, we cannot assure you that we will be able to increase circulation of our publications, obtain new sources of advertising revenues, generate additional revenues by building on the brand names of our publications, attract new clients for DSI or raise the cover prices of our publications without causing a decline in circulation. Furthermore, any growth through acquisitions and investments will be dependent upon identifying suitable acquisition or investment candidates and successfully consummating such transactions and integrating the acquired operations at reasonable costs. We may not successfully integrate any acquired businesses and may not be able to achieve anticipated revenue and cost benefits.

Such acquisitions and investments may require additional funding which may be provided in the form of additional debt, equity financing or a combination thereof. We cannot assure you that any such additional financing will be available to us on acceptable terms or at all or that we will be permitted under the terms of the 2009 Credit Agreement (or any replacement thereof) or under the terms of our Indentures to obtain such financing for such purpose.

Any failure to successfully implement our business strategy may adversely affect our ability to service our indebtedness, including our ability to make principal and interest payments on the debt. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

WE OPERATE IN A VERY COMPETITIVE BUSINESS ENVIRONMENT.

Star, National Enquirer, Globe, National Examiner, Sun, Mira! and Country Weekly compete in varying degrees with other publications sold at retailers’ checkout counters, as well as forms of media concentrating on celebrity news, such as certain tabloids, magazines and television and radio programs. We believe that historical declines in single copy circulation of National Enquirer, Globe and National Examiner have resulted in part from increased competition from these publications and forms of media. Competition for circulation is largely based upon the content of the publication, its placement in retail outlets and its price. Competition for advertising revenues is largely based upon circulation levels, readership, demographics, prices and advertising results. Certain of our competitors have substantially larger operating staffs, greater capital resources and greater revenues from their publications. In this respect, we may be at a competitive disadvantage with such entities. We believe that currently our most significant direct competitors in the print media are Time Warner Inc. (which publishes People, People’s Country, In Style and Entertainment Weekly), Wenner Media, Inc. (which publishes US Weekly and Men’s Journal), Rodale Inc. (which publishes Men’s Health and Women’s Health), Bauer Publishing (which publishes In-Touch and Life & Style), Condé Nast Publications, Inc. (which publishes Self and Cookie) and Northern & Shell North America Ltd. (which publishes OK!). As use of the Internet and new on-line ventures focusing on celebrity news increase, we will face additional competition.

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

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE LIMITED AS A RESULT OF AN OWNERSHIP CHANGE UNDER SECTION 382 OF THE INTERNAL REVENUE CODE.

Internal Revenue Code Section 382 (“IRC 382”) contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss carryforwards and certain built in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company or any change in ownership arising from a new issuance of stock by the company.

As a result of the Tendering Bondholders acquiring 94.9% of Media’s Common Stock, we underwent an ownership change under IRC 382. Accordingly, our ability to use our net operating loss carryforwards and to recognize certain built in losses will be subject to the limitations of IRC 382. Depending on the resulting limitation, a portion of our net operating loss carryforwards could expire before we are able to use them. Our inability to utilize our net operating loss carryforwards could have a material adverse effect on our financial condition and results of operations.

OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY INCREASES IN FUEL COSTS AND INCREASES IN THE PRICE OF PAPER OR POSTAGE.

Many aspects of our business have been directly affected by increases in the cost of fuel. Increased fuel costs have translated into increased costs for the products and services we receive from our third party suppliers including, but not limited to, increased production and distribution costs for our products. In particular, paper and postage represent significant components of our total cost to produce and distribute our printed products. Paper is a commodity and its price has been subject to significant volatility. Furthermore, because the United States Postal Service distributes substantially all of our subscription publications and many of our marketing materials, increases in the cost of postage to mail our subscription publications may have an adverse effect on our business. We cannot predict with certainty the magnitude of future price changes in paper and postage or how increases in fuel costs will affect our third party suppliers and the rates they charge us. If fuel, paper or postage prices increase, and we cannot pass these costs on to our customers, such increases may have a material adverse effect on our business, results of operations and financial condition.

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

PENDING AND FUTURE LITIGATION OR REGULATORY PROCEEDINGS COULD MATERIALLY AFFECT OUR OPERATIONS.

Because the focus of some of our publications often involves celebrities or controversial subjects and because of our news gathering techniques, the risk of defamation or invasion of privacy litigation or the filing of criminal charges exists. While we have not historically experienced any difficulty obtaining insurance coverage, we cannot assure you that we will be able to do so in the future at rates acceptable to us or at all. There are currently no such claims pending that we believe would have a material adverse effect on our operations. We cannot assure you that any pending or future litigation, if adversely determined, would not have a material adverse effect on our business, results of operations and financial condition.

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

IF OUR GOODWILL OR OTHER IDENTIFIABLE INTANGIBLE ASSETS BECOME IMPAIRED, WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS.

As of December 31, 2008, the net book value of our goodwill and other intangible assets was approximately $524.0 million. Accounting rules require us to record a charge against our earnings to the extent that any of these assets are impaired. Accordingly, impairment of our goodwill, tradenames, covenants not to compete, subscriber lists, advertising relationships, non-subscriber customer relationships or the impairment of other intangible assets due to litigation, obsolescence, competitive factors or other reasons could result in a material charge against our earnings and have a material adverse effect on our results of operations. As of December 31, 2008, certain goodwill, tradenames and other identified intangibles were evaluated for impairment and determined to be impaired. The impairment charges recorded during the fiscal quarter ended December 31, 2008 were $93.9 million relating to tradenames, $114.7 million relating to goodwill and $9.2 million relating to other identified intangibles. The amounts related to the provision for impairment of goodwill represent estimated non-cash impairment charges as these charges are probable and can be reasonably estimated. We will increase or decrease the amount of these goodwill impairment charges, as necessary, based upon the completion of our review of the impairment test in the fourth fiscal quarter of 2009 prior to filing the our fiscal year 2009 Form 10-K.

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

SOME PROVISIONS OF DELAWARE LAW AND MEDIA’S AMENDED AND RESTATED CERTIFICATE OF INCORPORATION, AS WELL AS OUR STOCKHOLDERS AGREEMENT, MAY DETER THIRD PARTIES FROM ACQUIRING US.

Provisions contained in Media’s amended and restated certificate of incorporation and the laws of Delaware, the state in which Media is incorporated, could make it more difficult for a third party to acquire us, even if doing so might be beneficial to Media’s stockholders. Provisions of Media’s amended and restated certificate of incorporation impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause Media to take other corporate actions that Media’s stockholders desire.

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

We cannot assure that internal or disclosure control deficiencies might not be identified in the future. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, cause us to not satisfy our reporting obligations, cause investors to lose confidence in our reported financial information or harm our reputation, all of which could have a material adverse effect on our results of operations and financial condition.

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

OUR SINGLE COPY REVENUES CONSIST OF COPIES SOLD PRIMARILY TO THREE WHOLESALERS.

As of December 31, 2008, single copy revenues consist of copies distributed to newsstands primarily by four wholesalers, which we estimate represented 83% of the newsstand distribution market, as well as several smaller wholesalers who represented the remaining 17%. In the three fiscal quarters ended December 31, 2008, three wholesalers each accounted for greater than 10% of our total operating revenue and in the aggregate accounted for approximately 36% of our total operating revenue. We currently have service agreements with two of these four wholesalers, which provide incentives to maintain certain levels of service. We cannot assure that these contracts will be renewed on favorable terms, or that the terms will be extended or that our relationship with these wholesalers will be extended at all when these contracts expire. One wholesaler service agreement was terminated by the wholesaler effective December 31, 2008. See Item 1, Part II, “Legal Proceedings,” in this Form 10-Q for a description of the litigation relating to such wholesaler. One of these wholesalers has ceased to operate and is holding certain of its allotments of our monthly magazines. We are taking steps to reclaim these magazines. Our operating results could be materially affected by disruption of the distribution of our magazines through the wholesalers.

EMPLOYEE BENEFIT COSTS ARE INCREASING SIGNIFICANTLY.

Health insurance costs have increased significantly faster than inflation on an annual basis during the past few years. We also anticipate that in coming years, the cost of health care will continue to escalate, causing an increase to our expenses and employee contributions.

Item 3. Defaults Upon Senior Securities

We failed to make the required semi-annual interest payment with respect to the 2009 Notes when due on November 1, 2008. Such failure resulted in an event of default pursuant to the terms of the indenture governing the 2009 Notes. We also failed to make the required semi-annual interest payment with respect to the 2011 Notes when due on January 15, 2009. In addition, we failed to file our quarterly report on Form 10-Q for the period ended September 30, 2008 when due on November 14, 2008. We also failed to comply with the requirements of indentures governing the Existing Notes relating to its failure to meet a specified leverage ratio as of September 30, 2008. As a result, we entered into forbearance agreements with existing holders of approximately 81% of the then outstanding aggregate principal amount of 2009 Notes and approximately 69% of the then outstanding aggregate principal amount of 2011 Notes, pursuant to which such holders agreed to forbear from exercising any remedies under the indentures governing the Existing Notes as a result of our aforementioned failures until we successfully completed our cash tender offers and consent solicitations with respect to the Existing Notes.

Upon the consummation of the tender offers and consent solicitations with respect to the Existing Notes on January 30, 2009, the Company paid all accrued and unpaid interest through January 30, 2009, with respect to the Existing Notes accepted for purchase on such date as part of the total consideration to Tendering Bondholders. Immediately after the consummation of such tender offers and consent solicitations, the Company used cash on hand to pay to any non-Tendering Bondholders of the Existing Notes the semi-annual interest payment with respect to their 2009 Notes that was due on November 1, 2008 and with respect to the 2011 Notes that was due on January 15, 2009.

Item 5. Other Information

(b) On January 30, 2009, the Existing Equityholders, certain employees of Media, certain Tendering Bondholders (collectively representing approximately 78% of the outstanding principal amount of Existing Notes), the Existing Equityholders’ representative and Media entered into a Stockholders Agreement (the “Stockholders Agreement”). Concurrently, each of the Company and Media filed its amended and restated Certificate of Incorporation, pursuant to which the boards of directors of the Company and Media, as of January 30, 2009, were initially composed of five members. The Stockholders Agreement provides that, upon agreement of Angelo, Gordon & Co., L.P., Avenue Capital Management II, L.P., Capital Research and Management Company, Capital Guardian Trust Company and Capital International, Inc., Credit Suisse Securities (USA) LLC and Regiment Capital Management, LLC, who beneficially own or control approximately 79.7% of the outstanding shares of Media’s Common Stock (the “Committee Holders”), such boards of directors shall be expanded to seven directors and the two newly created vacancies will be filled by the designees of such Committee Holders. Thereafter, the Stockholders Agreement provides that each board of directors of the Company and Media shall be composed of seven members. The Stockholders Agreement provides that six of such directors of each board shall initially be designated by Committee Holders and the other director shall be the chief executive officer of the Company and Media. Under the terms of the Stockholders Agreement, the Committee Holders will have the following designation rights: (A) so long as a Committee Holder holds shares representing 10% or more of the outstanding Common Stock of Media, it will have the right to designate one director and (B) for so long as Committee Holders collectively hold shares representing more than 50% of the outstanding Common Stock of Media, the remaining directors will be designated by the approval of Committee Holders (i) representing a majority in number of the Committee Holders and (ii) representing more than 50% of Common Stock held by the Committee Holders. The parties to the Stockholders Agreement will be obligated to vote for the directors designated in accordance with the foregoing terms.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company.

3.2	Amended and Restated By-laws of the Company.

4.1	Ninth Supplemental Indenture dated as of January 29, 2009, among the Company, the Note Guarantors (defined therein) and HSBC Bank USA, National Association (as successor in interest to JPMorgan Chase Bank, N.A.), as Trustee.

4.2	Seventh Supplemental Indenture dated as of January 29, 2009, among the Company, the Note Guarantors (defined therein) and HSBC Bank USA, National Association (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee.

4.3	Indenture dated as of January 30, 2009, among the Company, the Guarantors named therein and Wilmington Trust FSB, as Trustee, with respect to the Senior PIK Notes.

4.4	Indenture dated as of January 30, 2009, among the Company, the Guarantors named therein and Wilmington Trust FSB, as Trustee, with respect to the Senior Subordinated Notes.

10.1

Amended and Restated Credit Agreement dated as of December 30, 2008, among Media, the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, and Bear Stearns Corporate Lending Inc., General Electric Capital Corporation and Lehman Commercial Paper Inc., as Documentation Agents.

10.2	Purchase Agreement dated as of January 29, 2009 among Media, the Company, the Guarantors named therein and J.P. Morgan Securities Inc., as the Initial Purchaser.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDIA OPERATIONS, INC.
Registrant

Date: February 19, 2009

/s/ DAVID J. PECKER
David J. Pecker
Chief Executive Officer (principal executive officer)

Date: February 19, 2009

/s/ DEAN D. DURBIN
Dean D. Durbin
Chief Financial Officer and Chief Operating Officer (principal financial officer)

Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.

3.2	Amended and Restated By-laws of the Company.

4.1	Ninth Supplemental Indenture dated as of January 29, 2009, among the Company, the Note Guarantors (defined therein) and HSBC Bank USA, National Association (as successor in interest to JPMorgan Chase Bank, N.A.), as Trustee.

4.2	Seventh Supplemental Indenture dated as of January 29, 2009, among the Company, the Note Guarantors (defined therein) and HSBC Bank USA, National Association (as successor in interest to J.P. Morgan Trust Company, National Association), as Trustee.

4.3	Indenture dated as of January 30, 2009, among the Company, the Guarantors named therein and Wilmington Trust FSB, as Trustee, with respect to the Senior PIK Notes.

4.4	Indenture dated as of January 30, 2009, among the Company, the Guarantors named therein and Wilmington Trust FSB, as Trustee, with respect to the Senior Subordinated Notes.

10.1	Amended and Restated Credit Agreement dated as of December 30, 2008, among Media, the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, and Bear Stearns Corporate Lending Inc., General Electric Capital Corporation and Lehman Commercial Paper Inc., as Documentation Agents.

10.2	Purchase Agreement dated as of January 29, 2009 among Media, the Company, the Guarantors named therein and J.P. Morgan Securities Inc., as the Initial Purchaser.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.